Form 10-Q
period 2019-03-31
EVANS BANCORP INC
filed 2019-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	EVBN	NYSE American

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,883,467 shares as of April 30, 2019.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$12,434	$13,997
Interest-bearing deposits at banks	56,082	25,918
Securities:
Available for sale, at fair value (amortized cost: $140,240 at March 31, 2019;	138,831	132,104
$135,274 at December 31, 2018)
Held to maturity, at amortized cost (fair value: $1,903 at March 31, 2019;	1,900	1,685
$1,674 at December 31, 2018)
Federal Home Loan Bank common stock, at cost	1,474	1,474
Federal Reserve Bank common stock, at cost	1,939	1,929
Loans, net of allowance for loan losses of $15,207 at March 31, 2019
and $14,784 at December 31, 2018	1,170,222	1,141,146
Properties and equipment, net of accumulated depreciation of $19,713 at March 31, 2019
and $19,416 at December 31, 2018	10,583	10,485
Goodwill and intangible assets	12,880	12,992
Bank-owned life insurance	28,922	28,403
Operating lease right-of-use asset (see Note 1)	4,142	-
Other assets	16,772	18,074

TOTAL ASSETS	$1,456,181	$1,388,207

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$242,156	$231,902
NOW	122,204	110,450
Savings	618,471	571,479
Time	292,892	301,227
Total deposits	1,275,723	1,215,058

Securities sold under agreement to repurchase	2,482	3,142
Other borrowings	10,000	10,000
Operating lease liability (see Note 1)	4,594	-
Other liabilities	17,617	17,031
Junior subordinated debentures	11,330	11,330
Total liabilities	1,321,746	1,256,561

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,860,316 and 4,852,868 shares issued at March 31, 2019 and December 31, 2018, respectively, and 4,860,316 and 4,852,868 outstanding at March 31, 2019
and December 31, 2018, respectively	2,432	2,429
Capital surplus	61,448	61,225
Retained earnings	74,538	73,345
Accumulated other comprehensive loss, net of tax	(3,983)	(5,353)
Total stockholders' equity	134,435	131,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,456,181	$1,388,207

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans	$14,362	$12,363
Interest-bearing deposits at banks	249	10
Securities:
Taxable	801	797
Non-taxable	130	196
Total interest income	15,542	13,366
INTEREST EXPENSE
Deposits	2,843	1,498
Other borrowings	45	298
Junior subordinated debentures	146	118
Total interest expense	3,034	1,914
NET INTEREST INCOME	12,508	11,452
PROVISION FOR LOAN LOSSES	538	767
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,970	10,685
NON-INTEREST INCOME
Deposit service charges	533	509
Insurance service and fees	2,442	1,965
Gain on loans sold	26	-
Bank-owned life insurance	159	171
Interchange fee income	421	492
Other	614	649
Total non-interest income	4,195	3,786
NON-INTEREST EXPENSE
Salaries and employee benefits	7,160	6,627
Occupancy	836	758
Advertising and public relations	167	124
Professional services	745	653
Technology and communications	893	764
Amortization of intangibles	112	28
FDIC insurance	207	232
Other	1,104	985
Total non-interest expense	11,224	10,171
INCOME BEFORE INCOME TAXES	4,941	4,300
INCOME TAX PROVISION	1,221	981
NET INCOME	$3,720	$3,319

Net income per common share-basic	$0.77	$0.69
Net income per common share-diluted	$0.75	$0.68
Cash dividends per common share	$0.52	$0.46
Weighted average number of common shares outstanding	4,855,815	4,787,846
Weighted average number of diluted shares outstanding	4,932,451	4,912,289

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands)
	Three Months Ended March 31,
	2019	2018

NET INCOME	$3,720	$3,319

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain/(loss) on available-for-sale securities	1,303	(1,360)

Defined benefit pension plans:
Amortization of prior service cost	6	6
Amortization of actuarial loss	61	36

Total	67	42

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,370	(1,318)

COMPREHENSIVE INCOME	$5,090	$2,001

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$118,342
Cumulative-effect adjustment due to change in accounting principle			1,496		1,496
Net Income			3,319		3,319
Other comprehensive income				(1,318)	(1,318)
Cash dividends ($0.46 per common share)			(2,202)		(2,202)
Stock compensation expense		186			186
Reissued 1,057 restricted shares		-			-
Issued 16,368 restricted shares	8	(8)			-
Issued 3,404 shares in stock option exercises	2	48			50
Balance, March 31, 2018	$2,404	$59,670	$62,534	$(4,735)	$119,873

Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			3,720		3,720
Other comprehensive income				1,370	1,370
Cash dividends ($0.52 per common share)			(2,527)		(2,527)
Stock compensation expense		201			201
Reissued 500 restricted shares					-
Issued 4,934 restricted shares, net of forfeitures	2	(2)			-
Issued 2,514 shares in stock option exercises	1	24			25
Balance, March 31, 2019	$2,432	$61,448	$74,538	$(3,983)	$134,435

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands)
	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Interest received	$15,323	$13,392
Fees received	4,424	3,395
Interest paid	(2,999)	(1,871)
Cash paid to employees and vendors	(12,685)	(11,122)
Income taxes paid	-	(8)
Proceeds from sale of loans held for resale	2,071	-
Originations of loans held for resale	(2,045)	-

Net cash provided by operating activities	4,089	3,786

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(10,568)	(47,853)
Proceeds from maturities, calls, and payments	5,523	33,127
Held to maturity securities:
Purchases	(224)	-
Proceeds from maturities, calls, and payments	10	610
Cash paid for bank-owned life insurance	(360)	-
Proceeds from bank-owned life insurance claims	-	675
Additions to properties and equipment	(426)	(162)
Purchase of tax credit investment	(19)	(129)
Net increase in loans	(29,454)	(48,445)

Net cash used in investing activities	(35,518)	(62,177)

FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(660)	(25,755)
Net increase in deposits	60,665	83,204
Issuance of common stock	25	50

Net cash provided by financing activities	60,030	57,499

Net increase (decrease) in cash and cash equivalents	28,601	(892)

CASH AND CASH EQUIVALENTS:
Beginning of period	39,915	21,330

End of period	$68,516	$20,438

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(in thousands)
	Three Months Ended March 31,
	2019	2018

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$3,720	$3,319

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	505	446
Deferred tax expense	12	144
Provision for loan losses	538	767
Loss on tax credit investment	148	-
Refundable state historic tax credit received (accrued)	17	-
Gain on loans sold	(26)	-
Change in fair value of equity securities	-	(147)
Stock compensation expense	201	186
Proceeds from sale of loans held for resale	2,071	-
Originations of loans held for resale	(2,045)	-
Changes in assets and liabilities affecting cash flow:
Other assets	(4,528)	(1,060)
Other liabilities	3,476	131

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,089	$3,786

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH  31, 2019 AND 2018

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

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were adopted by the Company during its current fiscal year.  ASUs not listed below did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

On January 1, 2019, the Company adopted ASU 2016-02 Leases and all subsequent amendments (collectively, “ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements to meet that objective.  The main difference between previous GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Under this new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP.

ASU 2016-02 required a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. The Company elected to use the effective date, January 1, 2019, as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

Under ASU 2016-02, leases are classified as finance or operating, with the classification affecting the pattern and classification of expense recognition in the income statement. The Company’s leases, consisting of property leases for certain of our bank branches and insurance agency offices, are classified as operating leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

ASU 2016-02 had a material impact on the Company’s consolidated balance sheets, but did not have an impact on the consolidated statements of income or the consolidated statements of cash flows. The most significant impacts upon adoption on January 1, 2019 were the recognition of $4.3 million of ROU assets and $4.7 million of lease liabilities, including $0.4 million of liabilities that were reported in other liabilities in the Company’s December 31, 2018 consolidated balance sheet. ROU assets and lease liability were $4.1 million and $4.6 million, respectively, at March 31, 2019.  Operating lease expenses during the three months ended March 31, 2019 were $178 thousand and are included in other non-interest expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 was $184 thousand and is included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 3.5% as of March 31, 2019.  The weighted average remaining lease term related to the Company’s leases was 9.0 years as of March 31, 2019.  Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	552
2020	749
2021	682
2022	694
2023	589
Thereafter	2,092
Total future minimum lease payments	5,358
Less imputed interest	764
Total	4,594

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$39,160	$139	$(309)	$38,990
States and political subdivisions	20,212	143	(14)	20,341
Total debt securities	$59,372	$282	$(323)	$59,331

Mortgage-backed securities:
FNMA	$27,135	$29	$(332)	$26,832
FHLMC	16,181	20	(192)	16,009
GNMA	1,608	9	(23)	1,594
SBA	8,991	3	(146)	8,848
CMO	26,953	15	(751)	26,217
Total mortgage-backed securities	$80,868	$76	$(1,444)	$79,500

Total securities designated as available for sale	$140,240	$358	$(1,767)	$138,831

Held to Maturity:
Debt securities
States and political subdivisions	$1,900	$16	$(13)	$1,903

Total securities designated as held to maturity	$1,900	$16	$(13)	$1,903

	December 31, 2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$34,597	$2	$(671)	$33,928
States and political subdivisions	22,168	69	(64)	22,173
Total debt securities	$56,765	$71	$(735)	$56,101

Mortgage-backed securities:
FNMA	$27,747	$21	$(729)	$27,039
FHLMC	14,645	11	(431)	14,225
GNMA	1,660	6	(36)	1,630
SBA	9,432	-	(299)	9,133
CMO	25,025	6	(1,055)	23,976
Total mortgage-backed securities	$78,509	$44	$(2,550)	$76,003

Total securities designated as available for sale	$135,274	$115	$(3,285)	$132,104

Held to Maturity:
Debt securities
States and political subdivisions	$1,685	$11	$(22)	$1,674

Total securities designated as held to maturity	$1,685	$11	$(22)	$1,674

Available for sale securities with a total fair value of $117 million and $94 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2019 and December 31, 2018 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$3,344	$3,347	$5,074	$5,075
Due after one year through five years	21,794	21,782	22,637	22,448
Due after five years through ten years	34,050	34,016	28,870	28,391
Due after ten years	184	186	184	187
	59,372	59,331	56,765	56,101

Mortgage-backed securities
available for sale	80,868	79,500	78,509	76,003

Total	$140,240	$138,831	$135,274	$132,104

Debt securities held to maturity:

Due in one year or less	$733	$734	$693	$693
Due after one year through five years	991	999	811	811
Due after five years through ten years	88	85	93	89
Due after ten years	88	85	88	81
Total	$1,900	$1,903	$1,685	$1,674

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2019 and December 31, 2018 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	March 31, 2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$24,697	$(309)	$24,697	$(309)
States and political subdivisions	402	(1)	3,545	(13)	3,947	(14)
Total debt securities	$402	$(1)	$28,242	$(322)	$28,644	$(323)

Mortgage-backed securities:
FNMA	$-	$-	$22,217	$(332)	$22,217	$(332)
FHLMC	-	-	13,558	(192)	13,558	(192)
GNMA	201	(1)	769	(22)	970	(23)
SBA	-	-	7,113	(146)	7,113	(146)
CMO	-	-	22,795	(751)	22,795	(751)
Total mortgage-backed securities	$201	$(1)	$66,452	$(1,443)	$66,653	$(1,444)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$558	$(13)	$558	$(13)

Total temporarily impaired
securities	$603	$(2)	$95,252	$(1,778)	$95,855	$(1,780)

	December 31, 2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$9,931	$(49)	$21,144	$(622)	$31,075	$(671)
States and political subdivisions	5,218	(15)	6,893	(49)	12,111	(64)
Total debt securities	$15,149	$(64)	$28,037	$(671)	$43,186	$(735)

Mortgage-backed securities:
FNMA	$2,637	$(21)	$23,667	$(708)	$26,304	$(729)
FHLMC	1,895	(25)	11,899	(406)	13,794	(431)
GNMA	-	-	926	(36)	926	(36)
SBA	-	-	9,133	(299)	9,133	(299)
CMO	-	-	23,127	(1,055)	23,127	(1,055)
Total mortgage-backed securities	$4,532	$(46)	$68,752	$(2,504)	$73,284	$(2,550)

Held to Maturity:
Debt securities:
States and political subdivisions	$156	$-	$722	$(22)	$878	$(22)

Total temporarily impaired
securities	$19,837	$(110)	$97,511	$(3,197)	$117,348	$(3,307)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2019 and December 31, 2018 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of March 31, 2019 and did not record any OTTI charges during 2018.  The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2019
Securities available-for-sale:
US government agencies	$-	$38,990	$-	$38,990
States and political subdivisions	-	20,341	-	20,341
Mortgage-backed securities	-	79,500	-	79,500
Mortgage servicing rights	-	-	587	587

December 31, 2018
Securities available-for-sale:
US government agencies	$-	$33,928	$-	$33,928
States and political subdivisions	-	22,173	-	22,173
Mortgage-backed securities	-	76,003	-	76,003
Mortgage servicing rights	-	-	609	609

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

Equity securities

At December 31, 2017 and through the first three months of 2018, the Company held equity securities in another financial institution.  Since the ownership level was less than 5% of the outstanding shares of that financial institution, the investment was recorded on the Company’s balance sheet at historical cost, under the cost method of accounting.  On January 1, 2018, the Company adopted ASU 2016-01, requiring the Company to mark the investment to its fair value with a cumulative-effect adjustment to retained earnings.

The equity securities of the financial institution are classified as Level 3 in the fair value hierarchy because the primary inputs in measuring the fair value are unobservable to the public.  The shares of the institution are not publicly traded on a major stock exchange, but rather through private sales between shareholders.  Trading in the securities is fairly limited as the institution’s total trading volume for the first three months of 2018 was approximately 1% of the outstanding common shares.   The Company obtained the sales information from the institution to calculate the fair value of the equity securities as of the end of the reporting period.  The fair value recorded in the Company’s financial statements is based on observable prices obtained from the latest orderly transactions in the quarter.

Due to the adoption of ASU 2016-01 and the designation of the financial institution’s equity securities as Level 3 on the fair value hierarchy, there was a transfer into Level 3 for the institution’s equity securities during the first quarter of 2018. The Company sold its entire equity interest in this financial institution during the third quarter of 2018. The following table summarizes the changes in fair value for equity securities:

(in thousands)	Three months ended March 31, 2018
Equity securities - January 1	$580
Increase in recorded value due to adoption of ASU 2016-01 through beginning retained earnings	1,234
Fair value change included in earnings	147
Equity securities - March 31	$1,961

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices.  Accordingly, the Company obtains the fair value of the MSRs using a third-party pricing provider.  The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio.  The valuation model used by the provider considers market loan prepayment predictions and other economic factors which management considers to be significant unobservable inputs.  The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease.  Management has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of MSRs to enable management to maintain an appropriate system of internal control.  MSRs are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

The following table summarizes the changes in fair value for MSRs:

	Three months ended March 31,
(in thousands)	2019	2018
Mortgage servicing rights - January 1	$609	$586
Losses/(gains) included in earnings	(40)	58
Additions from loan sales	18	-
Mortgage servicing rights - March 31	$587	$644

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	March 31, 2019	December 31, 2018
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.00%
Prepayment rate (CPR)	7.31%	6.52%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2019
Collateral dependent impaired loans	$-	$-	$21,221	$21,221

December 31, 2018
Collateral dependent impaired loans	$-	$-	$20,590	$20,590

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $22.2 million, with an allowance for loan loss of $1.0 million, at March 31, 2019 compared with $21.7 million and $1.1 million, respectively, at December 31, 2018.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$68,516	$68,516	$39,915	$39,915
Level 2:
Available for sale securities	138,831	138,831	132,104	132,104
FHLB and FRB stock	3,413	3,413	3,403	3,403
Level 3:
Held to maturity securities	1,900	1,903	1,685	1,674
Loans, net	1,170,222	1,165,888	1,141,146	1,131,891
Mortgage servicing rights	587	587	609	609

Financial liabilities:
Level 1:
Demand deposits	$242,156	$242,156	$231,902	$231,902
NOW deposits	122,204	122,204	110,450	110,450
Savings deposits	618,471	618,471	571,479	571,479
Level 2:
Securities sold under agreement to
repurchase	2,482	2,482	3,142	3,142
Other borrowed funds	10,000	9,904	10,000	9,854
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	292,892	291,744	301,227	298,999

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2019	December 31, 2018
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$160,999	$158,404
Commercial and multi-family	608,384	592,507
Construction-Residential	194	113
Construction-Commercial	101,468	105,196
Home equities	69,777	70,546
Total real estate loans	940,822	926,766

Commercial and industrial loans	241,509	226,057
Consumer and other loans	1,438	1,520
Net deferred loan origination costs	1,660	1,587
Total gross loans	1,185,429	1,155,930

Allowance for loan losses	(15,207)	(14,784)

Loans, net	$1,170,222	$1,141,146

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month period ended March 31, 2019, the Bank sold mortgages to FNMA totaling $2.0 million.  The Bank did not sell any mortgages to FNMA in the three month period ended March 31, 2018.  At March 31, 2019 and December 31, 2018, the Bank had a loan servicing portfolio principal balance of $73 million upon which it earned servicing fees.  The value of the mortgage servicing rights for that portfolio was $0.6 million at March 31, 2019 and December 31, 2018.  No loans were held for sale at March 31, 2019.  At December 31, 2018 there were $0.4 million in residential mortgages held for sale.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2018 are consistent with those utilized by the Company in the three month period ended March 31, 2019.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

March 31, 2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$58,782	$459,925	$518,707	$153,604
Watch	29,529	126,592	156,121	74,762
Special Mention	4,330	15,778	20,108	4,830
Substandard	8,827	6,089	14,916	8,313
Doubtful/Loss	-	-	-	-
Total	$101,468	$608,384	$709,852	$241,509

December 31, 2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,932	$466,294	$532,226	$155,687
Watch	30,628	109,409	140,037	57,366
Special Mention	-	10,583	10,583	4,105
Substandard	8,636	6,221	14,857	8,870
Doubtful/Loss	-	-	-	29
Total	$105,196	$592,507	$697,703	$226,057

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$237,850	$1,316	$-	$-	$2,343	$241,509
Residential real estate:
Residential	158,734	609	-	-	1,656	160,999
Construction	194	-	-	-	-	194
Commercial real estate:
Commercial	600,585	1,710	-	-	6,089	608,384
Construction	83,095	9,546	-	-	8,827	101,468
Home equities	68,219	461	25	-	1,072	69,777
Consumer and other	1,425	13	-	-	-	1,438
Total Loans	$1,150,102	$13,655	$25	$-	$19,987	$1,183,769

Note: Loan balances do not include $1.7 million in net deferred loan origination costs as of March 31, 2019.

December 31, 2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$217,625	$6,173	$565	$-	$1,694	$226,057
Residential real estate:
Residential	154,063	2,546	332	-	1,463	158,404
Construction	113	-	-	-	-	113
Commercial real estate:
Commercial	582,016	4,546	-	-	5,945	592,507
Construction	95,204	1,027	329	-	8,636	105,196
Home equities	69,094	123	76	-	1,253	70,546
Consumer and other	1,514	5	1	-	-	1,520
Total Loans	$1,119,629	$14,420	$1,303	$-	$18,991	$1,154,343

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of December 31, 2018.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended March 31, 2019 and 2018:

March 31, 2019

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(121)	-	(23)	-	-	(144)
Recoveries	22	-	7	-	-	29
Provision (Credit)	485	205	21	(168)	(5)	538
Ending balance	$4,754	$9,049	$111	$953	$340	$15,207

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$499	$579	$22	$70	$-	$1,170
Collectively evaluated
for impairment	4,255	8,470	89	883	340	14,037
Total	$4,754	$9,049	$111	$953	$340	$15,207

Loans:
Ending balance:
Individually evaluated
for impairment	$4,293	$15,536	$22	$2,963	$1,661	$24,475
Collectively evaluated
for impairment	237,216	694,316	1,416	158,230	68,116	1,159,294
Total	$241,509	$709,852	$1,438	$161,193	$69,777	$1,183,769

* Includes construction loans

Note: Loan balances do not include $1.7 million in net deferred loan origination costs as of March 31, 2019.

March 31, 2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(67)	-	(34)	-	-	(101)
Recoveries	6	-	1	-	1	8
Provision (Credit)	(28)	736	20	57	(18)	767
Ending balance	$5,115	$8,145	$96	$1,007	$330	$14,693

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

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,372	$3,581	$-	$3,545	$17	$36
Residential real estate:
Residential	2,419	2,649	-	2,485	15	16
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,614	7,043	-	6,858	67	11
Construction	424	424	-	462	9	3
Home equities	1,661	1,832	-	1,739	18	9
Consumer and other	-	-	-	-	-	-
Total impaired loans	$14,490	$15,529	$-	$15,089	$126	$75

	At March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$921	$962	$499	$982	$16	$3
Residential real estate:
Residential	544	548	70	547	7	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-	-
Construction	8,498	8,975	579	8,720	133	-
Home equities	-	-	-	-	-	-
Consumer and other	22	26	22	23	-	-
Total impaired loans	$9,985	$10,511	$1,170	$10,272	$156	$3

	At March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,293	$4,543	$499	$4,527	$33	$39
Residential real estate:
Residential	2,963	3,197	70	3,032	22	16
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,614	7,043	-	6,858	67	11
Construction	8,922	9,399	579	9,182	142	3
Home equities	1,661	1,832	-	1,739	18	9
Consumer and other	22	26	22	23	-	-
Total impaired loans	$24,475	$26,040	$1,170	$25,361	$282	$78

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,633	$2,611	$-	$1,785	$116	$65
Residential real estate:
Residential	2,289	2,483	-	2,337	45	69
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	116	116	-	143	-	12
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	-	-	-	-	-	-
Total impaired loans	$12,463	$14,182	$-	$12,950	$452	$304

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,068	$2,095	$249	$2,098	$17	$125
Residential real estate:
Residential	525	556	85	520	22	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-	-
Construction	8,636	8,975	716	8,793	379	113
Home equities	-	-	-	-	-	-
Consumer and other	23	27	23	23	-	2
Total impaired loans	$11,252	$11,653	$1,073	$11,434	$418	$243

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,701	$4,706	$249	$3,883	$133	$190
Residential real estate:
Residential	2,814	3,039	85	2,857	67	72
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	8,752	9,091	716	8,936	379	125
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	23	27	23	23	-	2
Total impaired loans	$23,715	$25,835	$1,073	$24,384	$870	$547

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	March 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,181	$231	$1,950	$81
Residential real estate:
Residential	1,585	278	1,307	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,045	3,520	525	-
Construction	8,593	8,498	95	578
Home equities	817	228	589	-
Consumer and other	22	-	22	22
Total TDR loans	$17,243	$12,755	$4,488	$681

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154
Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716
Home equities	756	122	634	-
Consumer and other	23	-	23	23
Total TDR loans	$17,595	$12,871	$4,724	$907

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2019, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month periods ended March 31, 2019 and 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction	-	-	-	-	-	-
Commercial Real Estate & Construction:
Extension of maturity	-	-	-	1	181	181
Home Equities:		-	-	-	-	-
Extension of maturity and
interest rate reduction	1	109	109	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  Loans which were classified as TDRs during the previous 12 months which defaulted during the three month periods ended March 31, 2019 and 2018 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month periods ended March 31, 2019 and 2018, the Company had an average of 76,636 and 124,443 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month period ended March 31, 2019 and 2018, there was an average of 46,220 and 28,660 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and 2018:

	Balance at December 31, 2018	Net Change	Balance at March 31, 2019
	(in thousands)
Net unrealized loss on investment securities	$(2,348)	$1,303	$(1,045)
Net defined benefit pension plan adjustments	(3,005)	67	(2,938)
Total	$(5,353)	$1,370	$(3,983)

	Balance at December 31, 2017	Net Change	Balance at March 31, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(1,360)	$(2,409)
Net defined benefit pension plan adjustments	(2,368)	42	(2,326)
Total	$(3,417)	$(1,318)	$(4,735)

	Three months ended March 31, 2019			Three months ended March 31, 2018
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$1,761	$(458)	$1,303	$(1,838)	$478	$(1,360)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(2)	$6	$8	$(2)	$6
Amortization of actuarial loss (a)	83	(22)	61	42	(6)	36
Net change	91	(24)	67	50	(8)	42

Other comprehensive (loss) income	$1,852	$(482)	$1,370	$(1,788)	$470	$(1,318)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company comprises  two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three month periods ended March 31, 2019 and 2018.

	March 31, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,541	$(33)	$12,508
Provision for loan losses	538	-	538
Net interest income (expense) after
provision for loan losses	12,003	(33)	11,970
Non-interest income	1,753	-	1,753
Insurance service and fees	119	2,323	2,442
Amortization expense	-	112	112
Non-interest expense	9,086	2,026	11,112
Income before income taxes	4,789	152	4,941
Income tax provision	1,181	40	1,221
Net income	$3,608	$112	$3,720

	March 31, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$11,479	$(27)	$11,452
Provision for loan losses	767	-	767
Net interest income (expense) after
provision for loan losses	10,712	(27)	10,685
Non-interest income	1,821	-	1,821
Insurance service and fees	137	1,828	1,965
Amortization expense	-	28	28
Non-interest expense	8,565	1,578	10,143
Income before income taxes	4,105	195	4,300
Income tax provision	938	43	981
Net income	$3,167	$152	$3,319

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

	March 31,	December 31,
	2019	2018
	(in thousands)

Commitments to extend credit	$281,042	$290,785
Standby letters of credit	3,543	3,379
Total	$284,585	$294,164

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2019 or during 2018.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2019	2018	2019	2018

Service cost	$-	$-	$36	$47
Interest cost	55	51	50	34
Expected return on plan assets	(69)	(78)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	24	21	59	21
Net periodic cost (benefit)	$10	$(6)	$153	$110

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

A disaggregation of the total insurance service and other fees for the three months ended March 31, 2019 and 2018 is provided in the tables below:

	Three months ended March 31,
	2019	2018
	(in thousands)
Commercial property and casualty insurance commissions	$842	$722
Personal property and casualty insurance commissions	750	597
Employee benefits sales commissions	293	246
Profit sharing and contingent revenue	257	159
Wealth management and other financial services	124	143
Insurance claims services revenue	146	73
Other insurance-related revenue	30	25
Total insurance service and other fees	$2,442	$1,965

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 contains details on the impact of accounting pronouncements adopted during the three months ended March 31, 2019.  The following standards will be adopted in future periods.  ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The amendments in CECL are effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The life of loan loss concept presents complexities that can decrease capital, and add both volatility to the allowance for loan losses (“ALLL”) estimates and additional costs.  Changes in expectations of future economic conditions will play a large role in CECL and can significantly affect the credit loss estimate.  The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software and the development of processes to track loan performance.  The total impact of CECL to the Company’s financial statements is unknown but may be material.  Implementation of CECL will be a significant project for the Company through the projected implementation date of January 1, 2020.

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

12.  ACQUISITIONS

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

The purchase included $0.3 million in tangible assets and resulted in $2.4 million in goodwill and $2.3 million in identifiable intangible assets.  The tangible assets included accounts receivable and fixed assets.  $2.2 million of the identifiable intangible assets is related to customer relationships and will be amortized over a seven-year period and $0.1 million is attributable to the R&S trade name and will be amortized over a five-year period.  The Company recorded $0.1 million in amortization expense related to the R&S purchase during the three months ended March 31, 2019.

R&S contributed $0.5 million of revenue during the three months ended March 31, 2019.  R&S did not have a material impact on net income for the three months ended March 31, 2019.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Many of these factors are beyond the Company’s control and are difficult to predict.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2018.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 describes the methodology used to determine the allowance for loan losses.

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the three month period ended March 31, 2019 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.2 billion at March 31, 2019, a $29 million or 3% increase from December 31, 2018 and a $75 million or 7% increase from March 31, 2018.

Loans secured by real estate were $941 million at March 31, 2019, reflecting a $14 million or 2% increase from $927 million at December 31, 2018 and a $79 million or 9% increase from $862 million at March 31, 2018.  Commercial real estate loans, including construction loans, were $710 million at March 31, 2019, $12 million or 2% higher than the $698 million balance at the end of the fourth quarter of 2018 and $58 million or 9% higher than the balance at March 31, 2018.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong over the past two years.  The demand, along with the Company’s dedicated resources to commercial real estate lending, led to strong growth at an annualized rate of 7% in the first quarter of 2019.

In the first quarter of 2019, residential mortgage originations were $7 million compared with the previous quarter’s originations of $10 million and $12 million in the first quarter of 2018.  Residential mortgages sold in the first quarter of 2019 equated to approximately 31% of the residential mortgages originated by the Company during the quarter, as compared with 37% in the fourth quarter of 2018.  There were no loans sold in the first quarter of 2018.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $242 million at March 31, 2019, representing a $16 million or 7% increase from $226 million at December 31, 2018, but $4 million or 2% lower than the $245 million balance at March 31, 2018.  The increase in C&I balances during the quarter equates to a 27% annualized growth rate.  C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits, which are especially valuable in a rising rate environment.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $20 million, or 1.69% of total loans outstanding at March 31, 2019, compared with $19 million, or 1.64% of total loans outstanding, as of December 31, 2018 and $15  million, or 1.33% of total loans outstanding, as of March 31, 2018.  In the first quarter of 2019, the increase in non-performing loans reflected higher C&I and commercial real estate nonaccrual loans.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $48 million at March 31, 2019, a $10 million increase from $38 million at each respective period ending December 31, 2018 and March 31, 2018.  The increase in criticized loans in the first quarter of 2019 primarily reflected $10 million in commercial real estate loans that were downgraded to special mention status during the quarter.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $15.2 million or 1.28% of total loans outstanding at March  31, 2019, compared with $14.8 million or 1.28% of total loans outstanding as of December 31, 2018 and $14.7 million or 1.32% at March 31, 2018.    The Company recorded $0.5 million in provision for loan losses in the first quarter of 2019, compared with $0.3 million release of allowance for loan losses during the fourth quarter of 2018 and $0.8 million provision for loan losses in last year’s first quarter.  The provision for loan losses in the first quarter of 2019 and 2018 reflects strong loan growth and an increase in criticized loans in both quarters.    The $0.3 million release of allowance for loan losses in the fourth quarter of 2018 reflected a decrease in non-performing loans and marginal loan growth in the quarter.

Investing Activities

Total investment securities were $141 million at March 31, 2019, compared with $134 million at December 31, 2018 and $164 million at March 31, 2108.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, increased to $56 million at March 31, 2019 from $26 million at December 31, 2018, and $9 million at March 31, 2018.  The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal.  With the yield curve continuing to flatten,  there is a reduced advantage to purchasing longer-term investment securities.  Average investment securities and interest-bearing cash were 14% of average interest-earning assets in the first quarter of 2019, compared with 15% in the fourth quarter of 2018 and 13% in last year’s first quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 56%, 57% and 53% of total investment securities at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 16% and 28%, respectively, of the total securities portfolio at March 31, 2019, compared with 17% and 25% at December 31, 2018 and 19% and 22% at March 31, 2018.

The total net unrealized loss position of the available-for-sale investment portfolio was $1.4 million at March 31, 2019, compared with $3.2 million at December 31, 2018 and $3.3 million at March 31, 2018.  The securities in an unrealized loss position at the end of the first quarter of 2019 reflect an increase in market interest rates rather than a reduction in credit concerns.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2019 were $1.28 billion, a $61 million or 5% increase from $1.22 billion at December 31, 2018 and a $141 million or 12% increase from $1.13 billion at March 31, 2018.  The growth in the first three months of 2019 reflects growth in municipal savings and commercial savings deposits of $28 million and $26 million, respectively.  Year-over-year, time deposits increased $89 million, of which $41 million were brokered.  Savings deposits were $618 million at March 31, 2019 an increase of $52 million from prior year period. The increase in savings deposits from prior year includes $50 million in commercial deposits, and $42 million in municipal deposits partially offset by a decrease in consumer deposits.  Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.”  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $242 million in the first quarter of 2019, a 2% decrease from $248 million in the fourth quarter of 2018, but 8% higher than the $223 million average balance in the first quarter of 2018.  Of the Company’s $19 million in average demand deposit growth over the prior year’s first quarter, $18 million was in commercial accounts.

The Company had $10 million in other borrowings at March 31, 2019 and December 31, 2018.  This represents a single $10 million long-term advance with the FHLBNY scheduled to mature in 2020.  Other borrowings were $62 million at March 31, 2018, including $52 million in overnight borrowings with the FHLBNY.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.

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

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,153,067	$14,362	5.05%	$1,067,282	$12,363	4.70%
Taxable securities	120,099	801	2.70%	128,603	797	2.51%
Tax-exempt securities	21,150	130	2.49%	32,136	196	2.47%
Interest bearing deposits at banks	44,024	249	2.29%	2,712	10	1.50%

Total interest-earning assets	1,338,340	$15,542	4.71%	1,230,733	$13,366	4.40%

Non interest-earning assets:

Cash and due from banks	13,515			14,169
Premises and equipment, net	10,501			10,560
Other assets	62,370			55,915

Total Assets	$1,424,726			$1,311,377

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$112,571	$82	0.30%	$114,268	$75	0.27%
Savings	591,641	1,174	0.80%	552,546	744	0.55%
Time deposits	298,586	1,587	2.16%	194,223	679	1.42%
Other borrowed funds	10,000	43	1.74%	71,237	293	1.67%
Junior subordinated debentures	11,330	146	5.23%	11,330	118	4.22%
Securities sold U/A to repurchase	4,416	2	0.18%	10,326	5	0.20%

Total interest-bearing liabilities	1,028,544	$3,034	1.20%	953,930	$1,914	0.81%

Noninterest-bearing liabilities:
Demand deposits	242,030			223,176
Other	21,219			15,161
Total liabilities	$1,291,793			$1,192,267

Stockholders' equity	132,933			119,110

Total Liabilities and Equity	$1,424,726			$1,311,377

Net interest income		$12,508			$11,452

Net interest margin			3.79%			3.77%

Interest rate spread			3.51%			3.59%

Net Income

Net income was $3.7 million, or $0.75 per diluted share, in the first quarter of 2019, compared with
$4.5 million, or $0.90 per diluted share, in the fourth quarter of 2018 and $3.3 million, or $0.68 per diluted share, in last year’s first quarter.  The decrease from the linked quarter reflects higher loan loss provision and income tax provision, partially offset by higher non-interest income.  The fourth quarter of 2018 included a historic rehabilitation tax credit transaction that reduced non interest income by $0.9 million and reduced income tax expense by $1.4 million.  The increase over prior-year period reflects higher net interest income due to loan growth and higher insurance service and fee revenue primarily resulting from the acquisition of R&S, partially offset by an increase in non-interest expense.  Return on average equity was 11.19% for the first quarter of 2019 compared with 13.86% in the fourth quarter of 2018 and 11.15% in the first quarter of 2018.

Other Results of Operations – Quarterly Comparison

Net interest income increased $0.1 million, or 1%, from the fourth quarter of 2018, and $1.1 million, or 9%, from the prior-year first quarter to $12.5 million in the first quarter of 2019.  The increase from the prior periods was driven by average interest-earning asset growth, particularly loans, partially offset by an increase in interest expense. The increase in interest income reflects growth in the commercial loan portfolio as well as the benefit from the re-pricing of variable rate loans tied to the Company’s prime rate.  Average commercial loans, including commercial real estate and commercial and industrial loans, were $935 million in the first quarter of 2019, $22 million higher than $913 million in the fourth quarter of 2018 and $63 million higher than $872 million in the first quarter of 2018.

First quarter net interest margin of 3.79% improved 9 basis points from the 2018 fourth quarter and 2 basis points from the first quarter of 2018.  The margin improvement stems from increased yields on loans, partially offset by higher funding costs.  The higher yield on loans when compared with the fourth quarter of 2018 and the first quarter of 2018 reflects an increase of 11 and 35 basis points, respectively.  The margin has been impacted by rising funding costs due to increases in short-term interest rates, along with competitive deposit market pricing.  The cost of interest-bearing liabilities was 1.20% in the first quarter of 2019, compared with 1.14% in the fourth quarter of 2018 and 0.81% in the first quarter of 2018.  The Company has experienced a shift in deposit mix as consumers in low-cost legacy savings deposit products have migrated to higher-rate time deposits.  The average cost of time deposits was 2.16% in the first quarter of 2019, compared with 2.07% in the fourth quarter of 2018 and 1.42% in the first quarter of 2018. Average time deposits comprised 24% of average total deposits during the first quarter of 2019 and the fourth quarter of 2018, compared with 18% in and the first quarter of 2018.  The Company has also increased its brokered time deposit activity as part of its funding strategy.  Average brokered time deposits were $41 million during the first quarter of 2019 and $40 million in the fourth quarter of 2018.  The Company did not have brokered time deposits during the first quarter of 2018.

The $0.5 million and $0.8 million provision for loan losses for the first quarter of 2019 and 2018, respectively, reflects strong loan growth and an increase in criticized loans in both of the quarters.  The $0.3 million release of allowance for loan losses for the fourth quarter of 2018 reflected a decrease in non-performing loans and marginal loan growth in the quarter.

Non-interest income was $4.2 million in the first quarter of 2019, compared with $3.0 million in the fourth quarter of 2018 and $3.8 million in the prior year first quarter.  The fourth quarter of 2018 included a $0.9 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit.  There were no significant historic tax credit transactions in the first quarter of 2019 and 2018.

The Company is actively engaged in the community by financing historic rehabilitation projects in the City of Buffalo and enhances its yield by investing in the related tax credits.  When a project is completed, the Company begins to recognize tax benefits with an associated reduction in the investment.  In the fourth quarter of 2018, the positive net impact to net income was $0.5 million as a $1.8 million refundable New York State tax credit was recorded in non-interest income and a corresponding $1.4 million tax benefit was realized in income tax expense, offset by a $2.7 million write-off on the investment.  The write-off was contemplated when management priced the initial investment in the tax credit project.

Insurance revenue increased $0.2 million from the fourth quarter of 2018 and $0.5 million from last year’s first quarter to $2.4 million in the first quarter of 2019.  The increase in insurance revenue from the fourth quarter of 2018 was due to seasonally lower policy renewals for institutional clients, including businesses and municipalities, during the fourth quarter.  The R&S acquisition, which was effective July 1, 2018, contributed to the increase in revenue when compared to prior year’s first quarter.

Non-interest expenses of $11.2 million in the first quarter of 2019 increased 10% from the prior-year period but decreased 2% from the fourth quarter of 2018.  Salaries and benefits costs were $7.2 million in the first quarter of 2019, an increase of 8% from last year’s first quarter, and relatively flat from the fourth quarter of 2018.  Salaries and benefits expense in the first quarter of 2018 included approximately $0.3 million of costs related to one-time bonuses paid to non-senior associates.  Excluding the impact of these bonuses, first quarter salaries and benefits costs increased 12% from the prior-year period, reflecting the R&S acquisition and the addition of strategic personnel hires to support the Company’s continued growth.

Technology and communications expenses were $0.9 million in the first quarter of 2019 and the fourth quarter of 2018, an increase of $0.1 million from last year’s first quarter, Technology expenses increased from the prior year period due to higher ATM card fees, online banking activity and software costs.

The Company’s efficiency ratio in the first quarter of 2019 was 66.5%, a decrease from 69.5% in the fourth quarter of 2018 and 66.6%  in last year’s first quarter.  The decrease in the efficiency ratio compared with the fourth quarter of 2018 reflects higher seasonal insurance agency revenue.

Income tax expense was $1.2 million, or an effective tax rate of 24.7%, for the first quarter of 2019 compared with an income tax benefit of $0.2 million in the fourth quarter of 2018 and income tax expense of $1.0 million, or an effective tax rate of 22.8%, in last year’s first quarter.  Excluding the impact of historic tax credit transactions, the fourth quarter of 2018 effective tax rate was 23.1%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.74% at March 31, 2019, compared with 9.73% at December 31, 2018 and 9.81% at March 31, 2018.  Book value per share increased to $27.66 at March 31, 2019, compared with $27.13 at December 31, 2018, and $24.96 at March 31, 2018.

On February 19, 2019, the Company declared a semi-annual cash dividend of $0.52 per share on the Company’s outstanding common stock.  The dividend was paid on April 3, 2019 to shareholders of record as of March 13, 2019.  This semi-annual dividend represents a $0.06, or 13% increase from its previous semi-annual dividend paid in October 2018.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million in borrowed funds at FHLBNY at March 31, 2019 and December 31, 2018.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.  The Company’s funding strategy has resulted in significant time deposit growth, resulting in less usage of the FHLBNY overnight line of credit.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $301 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2019, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 19% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 56% of the investment portfolio at March 31, 2019, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at March 31, 2019, the Company had net short-term liquidity of $295 million as compared with $249 million at December 31, 2018.  Available assets of $200 million, divided by public and purchased funds of $303 million, resulted in a long-term liquidity ratio of 66% at March 31, 2019, compared with 63% at December 31, 2018.

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
	(in thousands)

	March 31, 2019	December 31, 2018
Changes in interest rates

+200 basis points	$754	$1,598
+100 basis points	2,471	2,825

-100 basis points	(2,645)	(3,026)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2019 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in risk factors relating to the Company to those disclosed in response to Item 1A. Part I of Form 10-K for the year ended December 31, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2019, the Company purchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2019:
January 1, 2019 - January 31, 2019	-	$-	-	100,000
February 2019:
February 1, 2019 - February 28, 2019	1,468	$35.50	-	100,000
March 2019:
March 1, 2019 - March 31, 2019	-	$-	-	100,000

Total:	1,468	$35.50	-	100,000

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

(2)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchase Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of March 31, 2019 was 100,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

(Not Applicable.)

ITEM 4 – MINE SAFETY DISCLOSURE

(Not Applicable.)

ITEM 5 – OTHER INFORMATION

(Not Applicable.)

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit No.	Name

10.1	Evans Bancorp, Inc. Amended and Restated 2019 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2019).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2019 and December 31, 2018; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2019 and 2018; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2019 and 2018; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2019 and 2018; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              Evans Bancorp, Inc.

DATE

May 2, 2019

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 2, 2019

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)