Form 10-Q
period 2019-06-30
EVANS BANCORP INC
filed 2019-08-09
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,919,682 shares as of July 31, 2019.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$13,961	$13,997
Interest-bearing deposits at banks	45,678	25,918
Securities:
Available for sale, at fair value (amortized cost: $135,001 at June, 2019;	135,576	132,104
$135,274 at December 31, 2018)
Held to maturity, at amortized cost (fair value: $1,885 at June 30, 2019;	1,862	1,685
$1,674 at December 31, 2018)
Federal Home Loan Bank common stock, at cost	1,588	1,474
Federal Reserve Bank common stock, at cost	1,944	1,929
Loans, net of allowance for loan losses of $15,248 at June 30, 2019
and $14,784 at December 31, 2018	1,197,451	1,141,146
Properties and equipment, net of accumulated depreciation of $20,040 at June 30, 2019
and $19,416 at December 31, 2018	10,446	10,485
Goodwill and intangible assets	12,768	12,992
Bank-owned life insurance	29,094	28,403
Operating lease right-of-use asset (see Note 1)	4,003	-
Other assets	16,749	18,074

TOTAL ASSETS	$1,471,120	$1,388,207

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$243,860	$231,902
NOW	145,620	110,450
Savings	603,180	571,479
Time	290,251	301,227
Total deposits	1,282,911	1,215,058

Securities sold under agreement to repurchase	3,968	3,142
Other borrowings	10,000	10,000
Operating lease liability (see Note 1)	4,449	-
Other liabilities	17,175	17,031
Junior subordinated debentures	11,330	11,330
Total liabilities	1,329,833	1,256,561

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,915,678 and 4,852,868 shares issued at June 30, 2019 and December 31, 2018, respectively, and 4,914,595 and 4,852,868 outstanding at June 30, 2019
and December 31, 2018, respectively	2,460	2,429
Capital surplus	62,353	61,225
Treasury stock, at cost, 1,083 and 0 shares at June 30, 2019 and
December 31, 2018, respectively	-	-
Retained earnings	78,919	73,345
Accumulated other comprehensive loss, net of tax	(2,445)	(5,353)
Total stockholders' equity	141,287	131,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,471,120	$1,388,207

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2019	2018
INTEREST INCOME
Loans	$15,142	$13,199
Interest-bearing deposits at banks	156	15
Securities:
Taxable	942	863
Non-taxable	85	170
Total interest income	16,325	14,247
INTEREST EXPENSE
Deposits	3,002	1,759
Other borrowings	45	160
Junior subordinated debentures	144	132
Total interest expense	3,191	2,051
NET INTEREST INCOME	13,134	12,196
PROVISION FOR LOAN LOSSES	90	659
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,044	11,537
NON-INTEREST INCOME
Deposit service charges	602	525
Insurance service and fees	2,901	1,952
Gain on loans sold	36	-
Bank-owned life insurance	173	178
Interchange fee income	440	420
Other	578	564
Total non-interest income	4,730	3,639
NON-INTEREST EXPENSE
Salaries and employee benefits	7,469	6,475
Occupancy	872	727
Advertising and public relations	214	326
Professional services	929	626
Technology and communications	1,099	847
Amortization of intangibles	112	28
FDIC insurance	150	246
Other	1,304	958
Total non-interest expense	12,149	10,233
INCOME BEFORE INCOME TAXES	5,625	4,943
INCOME TAX PROVISION	1,243	1,152
NET INCOME	$4,382	$3,791

Net income per common share-basic	$0.90	$0.79
Net income per common share-diluted	$0.88	$0.77
Cash dividends per common share	$-	$-
Weighted average number of common shares outstanding	4,891,841	4,810,487
Weighted average number of diluted shares outstanding	4,953,072	4,933,522

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2019	2018
INTEREST INCOME
Loans	$29,504	$25,562
Interest-bearing deposits at banks	405	25
Securities:
Taxable	1,743	1,660
Non-taxable	215	366
Total interest income	31,867	27,613
INTEREST EXPENSE
Deposits	5,845	3,257
Other borrowings	90	458
Junior subordinated debentures	290	250
Total interest expense	6,225	3,965
NET INTEREST INCOME	25,642	23,648
PROVISION FOR LOAN LOSSES	628	1,426
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	25,014	22,222
NON-INTEREST INCOME
Deposit service charges	1,135	1,034
Insurance service and fees	5,343	3,917
Gain on loans sold	62	-
Bank-owned life insurance	332	349
Interchange fee income	861	912
Other	1,192	1,213
Total non-interest income	8,925	7,425
NON-INTEREST EXPENSE
Salaries and employee benefits	14,629	13,102
Occupancy	1,708	1,485
Advertising and public relations	381	450
Professional services	1,674	1,279
Technology and communications	1,992	1,611
Amortization of intangibles	224	56
FDIC insurance	357	478
Other	2,408	1,943
Total non-interest expense	23,373	20,404
INCOME BEFORE INCOME TAXES	10,566	9,243
INCOME TAX PROVISION	2,464	2,133
NET INCOME	$8,102	$7,110

Net income per common share-basic	$1.66	$1.48
Net income per common share-diluted	$1.64	$1.44
Cash dividends per common share	$0.52	$0.46
Weighted average number of common shares outstanding	4,873,928	4,799,229
Weighted average number of diluted shares outstanding	4,943,249	4,926,385

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands)
	Three Months Ended June 30,
	2019	2018

NET INCOME	$4,382	$3,791

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	1,471	(684)

Defined benefit pension plans:
Amortization of prior service cost	5	5
Amortization of actuarial loss	62	31

Total	67	36

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,538	(648)

COMPREHENSIVE INCOME	$5,920	$3,143

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands)
	Six Month Ended June 30,
	2019	2018

NET INCOME	$8,102	$7,110

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	2,774	(2,044)
Defined benefit pension plans:
Amortization of prior service cost	11	11
Amortization of actuarial loss	123	67
Total	134	78

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2,908	(1,966)

COMPREHENSIVE INCOME	$11,010	$5,144

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$118,342
Cumulative-effect adjustment due to change in accounting principle			1,496		1,496
Net Income			7,110		7,110
Other comprehensive income				(1,966)	(1,966)
Cash dividends ($0.46 per common share)			(2,202)		(2,202)
Stock compensation expense		399			399
Reissued 1,057 restricted shares		-			-
Issued 16,816 restricted shares	8	(8)			-
Issued 3,205 shares under Dividend Reinvestment Plan	2	142			144
Issued 3,898 shares in Employee Stock Purchase Plan	2	151			153
Issued 13,900 shares in stock option exercises	7	92			99
Balance, June 30, 2018	$2,413	$60,220	$66,325	$(5,383)	$123,575

Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			8,102		8,102
Other comprehensive income				2,908	2,908
Cash dividends ($0.52 per common share)			(2,528)		(2,528)
Stock compensation expense		449			449
Reissued 500 restricted shares					-
Issued 22,120 restricted shares, net of forfeitures	12	(12)			-
Issued 3,866 shares under Dividend Reinvestment Plan	2	137			139
Issued 6,183 shares in Employee Stock Purchase Plan	3	195			198
Issued 29,058 shares in stock option exercises	14	359			373
Balance, June 30, 2019	$2,460	$62,353	$78,919	$(2,445)	$141,287

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands)
	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Interest received	$31,860	$27,645
Fees received	8,032	6,931
Interest paid	(6,000)	(3,828)
Cash paid to employees and vendors	(23,836)	(21,009)
Income taxes paid	(385)	(576)
Proceeds from sale of loans held for resale	4,693	-
Originations of loans held for resale	(4,279)	-

Net cash provided by operating activities	10,085	9,163

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(32,631)	(47,863)
Proceeds from sales, maturities, calls, and payments	32,694	50,169
Held to maturity securities:
Purchases	(224)	-
Proceeds from maturities, calls, and payments	48	697
Cash paid for bank-owned life insurance	(360)	-
Proceeds from bank-owned life insurance claims	-	675
Additions to properties and equipment	(615)	(367)
Purchase of tax credit investment	-	(676)
Net increase in loans	(56,134)	(62,275)

Net cash used in investing activities	(57,222)	(59,640)

FINANCING ACTIVITIES:
Proceeds (repayments) from short-term borrowings, net	826	(83,521)
Net increase in deposits	67,853	131,239
Dividends paid	(2,528)	(2,202)
Issuance of common stock	710	396

Net cash provided by financing activities	66,861	45,912

Net increase (decrease) in cash and cash equivalents	19,724	(4,565)

CASH AND CASH EQUIVALENTS:
Beginning of period	39,915	21,330

End of period	$59,639	$16,765

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(in thousands)
	Six Months Ended June 30,
	2019	2018

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$8,102	$7,110

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	999	857
Deferred tax (benefit) expense	(45)	280
Provision for loan losses	628	1,426
Gain on sales of securities	(42)	-
Gain on loans sold	(62)	-
Change in fair value of equity securities	-	(245)
Stock compensation expense	449	399
Proceeds from sale of loans held for resale	4,693	-
Originations of loans held for resale	(4,279)	-
Changes in assets and liabilities affecting cash flow:
Other assets	(5,186)	(1,442)
Other liabilities	4,828	778

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,085	$9,163

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

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

The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

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

ASU 2016-02 had an impact on the Company’s consolidated balance sheets, but did not have an impact on the consolidated statements of income or the consolidated statements of cash flows. The most significant impacts upon adoption on January 1, 2019 were the recognition of $4.3 million of ROU assets and $4.7 million of lease liabilities, including $0.4 million of liabilities that were reported in other liabilities in the Company’s December 31, 2018 consolidated balance sheet. ROU assets and lease liability were $4.0 million and $4.4 million, respectively, at June 30, 2019.  Operating lease expenses during the three and six month periods ended June 30, 2019 were $179 thousand and $357 thousand, respectively, and are included in other non-interest expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities during the three and six month periods ended June 30, 2019 were $184 thousand and $368 thousand, respectively, and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 3.5% as of June 30, 2019.  The weighted average remaining lease term related to the Company’s leases was 8.8 years as of June 30, 2019.  Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	368
2020	749
2021	682
2022	694
2023	589
Thereafter	2,092
Total future minimum lease payments	5,174
Less imputed interest	725
Total	4,449

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$35,144	$363	$(23)	$35,484
States and political subdivisions	3,726	67	(8)	3,785
Total debt securities	$38,870	$430	$(31)	$39,269

Mortgage-backed securities:
FNMA	$34,788	$244	$(142)	$34,890
FHLMC	17,533	76	(62)	17,547
GNMA	1,538	15	(14)	1,539
SBA	13,063	149	(15)	13,197
CMO	29,209	198	(273)	29,134
Total mortgage-backed securities	$96,131	$682	$(506)	$96,307

Total securities designated as available for sale	$135,001	$1,112	$(537)	$135,576

Held to Maturity:
Debt securities
States and political subdivisions	$1,862	$25	$(2)	$1,885

Total securities designated as held to maturity	$1,862	$25	$(2)	$1,885

	December 31, 2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$34,597	$2	$(671)	$33,928
States and political subdivisions	22,168	69	(64)	22,173
Total debt securities	$56,765	$71	$(735)	$56,101

Mortgage-backed securities:
FNMA	$27,747	$21	$(729)	$27,039
FHLMC	14,645	11	(431)	14,225
GNMA	1,660	6	(36)	1,630
SBA	9,432	-	(299)	9,133
CMO	25,025	6	(1,055)	23,976
Total mortgage-backed securities	$78,509	$44	$(2,550)	$76,003

Total securities designated as available for sale	$135,274	$115	$(3,285)	$132,104

Held to Maturity:
Debt securities
States and political subdivisions	$1,685	$11	$(22)	$1,674

Total securities designated as held to maturity	$1,685	$11	$(22)	$1,674

Available for sale securities with a total fair value of $109 million and $94 million at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2019 and December 31, 2018 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$2,000	$1,989	$5,074	$5,075
Due after one year through five years	8,460	8,480	22,637	22,448
Due after five years through ten years	28,261	28,650	28,870	28,391
Due after ten years	149	150	184	187
	38,870	39,269	56,765	56,101

Mortgage-backed securities
available for sale	96,131	96,307	78,509	76,003

Total	$135,001	$135,576	$135,274	$132,104

Debt securities held to maturity:

Due in one year or less	$733	$735	$693	$693
Due after one year through five years	978	999	811	811
Due after five years through ten years	63	62	93	89
Due after ten years	88	89	88	81
Total	$1,862	$1,885	$1,685	$1,674

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale and held to maturity securities at June 30, 2019 and December 31, 2018 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	June 30, 2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$5,971	$(23)	$5,971	$(23)
States and political subdivisions	-	-	181	(8)	181	(8)
Total debt securities	$-	$-	$6,152	$(31)	$6,152	$(31)

Mortgage-backed securities:
FNMA	$2,001	$(4)	$14,080	$(138)	$16,081	$(142)
FHLMC	-	-	7,273	(62)	7,273	(62)
GNMA	-	-	772	(14)	772	(14)
SBA	-	-	1,592	(15)	1,592	(15)
CMO	-	-	16,008	(273)	16,008	(273)
Total mortgage-backed securities	$2,001	$(4)	$39,725	$(502)	$41,726	$(506)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$507	$(2)	$507	$(2)

Total temporarily impaired
securities	$2,001	$(4)	$46,384	$(535)	$48,385	$(539)

	December 31, 2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$9,931	$(49)	$21,144	$(622)	$31,075	$(671)
States and political subdivisions	5,218	(15)	6,893	(49)	12,111	(64)
Total debt securities	$15,149	$(64)	$28,037	$(671)	$43,186	$(735)

Mortgage-backed securities:
FNMA	$2,637	$(21)	$23,667	$(708)	$26,304	$(729)
FHLMC	1,895	(25)	11,899	(406)	13,794	(431)
GNMA	-	-	926	(36)	926	(36)
SBA	-	-	9,133	(299)	9,133	(299)
CMO	-	-	23,127	(1,055)	23,127	(1,055)
Total mortgage-backed securities	$4,532	$(46)	$68,752	$(2,504)	$73,284	$(2,550)

Held to Maturity:
Debt securities:
States and political subdivisions	$156	$-	$722	$(22)	$878	$(22)

Total temporarily impaired
securities	$19,837	$(110)	$97,511	$(3,197)	$117,348	$(3,307)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2019 and December 31, 2018 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of June 30, 2019 and did not record any OTTI charges during 2018.  The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2019
Securities available-for-sale:
US government agencies	$-	$35,484	$-	$35,484
States and political subdivisions	-	3,785	-	3,785
Mortgage-backed securities	-	96,307	-	96,307
Mortgage servicing rights	-	-	570	570

December 31, 2018
Securities available-for-sale:
US government agencies	$-	$33,928	$-	$33,928
States and political subdivisions	-	22,173	-	22,173
Mortgage-backed securities	-	76,003	-	76,003
Mortgage servicing rights	-	-	609	609

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended June 30,
(in thousands)	2019	2018
Mortgage servicing rights - April 1	$587	$644
Gains/(Losses) included in earnings	(43)	(9)
Additions from loan sales	26	-
Mortgage servicing rights - June 30	$570	$635

	Six months ended June 30,
(in thousands)	2019	2018
Mortgage servicing rights - January 1	$609	$586
Gains/(Losses) included in earnings	(84)	49
Additions from loan sales	45	-
Mortgage servicing rights - June 30	$570	$635

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	June 30, 2019	December 31, 2018
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.00%
Prepayment rate (CPR)	8.00%	6.52%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2019
Collateral dependent impaired loans	$-	$-	$12,890	$12,890

December 31, 2018
Collateral dependent impaired loans	$-	$-	$20,590	$20,590

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $13.3 million, with an allowance for loan loss of $361 thousand, at June 30, 2019 compared with $21.7 million and $1.1 million, respectively, at December 31, 2018.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$59,639	$59,639	$39,915	$39,915
Level 2:
Available for sale securities	135,576	135,576	132,104	132,104
FHLB and FRB stock	3,532	3,532	3,403	3,403
Level 3:
Held to maturity securities	1,862	1,885	1,685	1,674
Loans, net	1,197,451	1,204,513	1,141,146	1,131,891
Mortgage servicing rights	570	570	609	609

Financial liabilities:
Level 1:
Demand deposits	$243,860	$243,860	$231,902	$231,902
NOW deposits	145,620	145,620	110,450	110,450
Savings deposits	603,180	603,180	571,479	571,479
Level 2:
Securities sold under agreement to
repurchase	3,968	3,968	3,142	3,142
Other borrowed funds	10,000	9,961	10,000	9,854
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	290,251	290,405	301,227	298,999

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2019	December 31, 2018
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$159,450	$158,404
Commercial and multi-family	623,049	592,507
Construction-Residential	479	113
Construction-Commercial	88,300	105,196
Home equities	70,751	70,546
Total real estate loans	942,029	926,766

Commercial and industrial loans	267,505	226,057
Consumer and other loans	1,527	1,520
Net deferred loan origination costs	1,638	1,587
Total gross loans	1,212,699	1,155,930

Allowance for loan losses	(15,248)	(14,784)

Loans, net	$1,197,451	$1,141,146

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month and six month periods ended June 30, 2019, the Bank sold mortgages to FNMA totaling $2.6 million and $4.6 million, respectively.  The Bank did not sell any mortgages to FNMA in the three month and six month periods ended June 30, 2018.  At June 30, 2019 and December 31, 2018, the Bank had a loan servicing portfolio principal balance of $74 million and $73 million, respectively, upon which it earned servicing fees.  The value of the mortgage servicing rights for that portfolio was $0.6 million at June 30, 2019 and December 31, 2018.  No loans were held for sale at June 30, 2019.  At December 31, 2018 there were $0.4 million in residential mortgages held for sale.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2018 are consistent with those utilized by the Company in the three and six month periods ended June 30, 2019.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

June 30, 2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$57,310	$467,643	$524,953	$173,858
Watch	26,382	132,110	158,492	78,857
Special Mention	4,329	16,522	20,851	8,389
Substandard	279	6,774	7,053	6,401
Doubtful/Loss	-	-	-	-
Total	$88,300	$623,049	$711,349	$267,505

December 31, 2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,932	$466,294	$532,226	$155,687
Watch	30,628	109,409	140,037	57,366
Special Mention	-	10,583	10,583	4,105
Substandard	8,636	6,221	14,857	8,870
Doubtful/Loss	-	-	-	29
Total	$105,196	$592,507	$697,703	$226,057

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

June 30, 2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$264,346	$853	$-	$-	$2,306	$267,505
Residential real estate:
Residential	157,580	170	-	-	1,700	159,450
Construction	479	-	-	-	-	479
Commercial real estate:
Commercial	616,241	1,129	-	-	5,679	623,049
Construction	88,021	-	-	-	279	88,300
Home equities	69,415	248	32	-	1,056	70,751
Consumer and other	1,506	21	-	-	-	1,527
Total Loans	$1,197,588	$2,421	$32	$-	$11,020	$1,211,061

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of  June 30, 2019.

December 31, 2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$217,625	$6,173	$565	$-	$1,694	$226,057
Residential real estate:
Residential	154,063	2,546	332	-	1,463	158,404
Construction	113	-	-	-	-	113
Commercial real estate:
Commercial	582,016	4,546	-	-	5,945	592,507
Construction	95,204	1,027	329	-	8,636	105,196
Home equities	69,094	123	76	-	1,253	70,546
Consumer and other	1,514	5	1	-	-	1,520
Total Loans	$1,119,629	$14,420	$1,303	$-	$18,991	$1,154,343

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of December 31, 2018.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the six month periods ended June 30, 2019 and 2018:

June 30, 2019

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(158)	-	(54)	-	-	(212)
Recoveries	39	-	9	-	-	48
Provision (Credit)	1,023	(207)	69	(238)	(19)	628
Ending balance	$5,272	$8,637	$130	$883	$326	$15,248

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$374	$66	$22	$35	$-	$497
Collectively evaluated
for impairment	4,898	8,571	108	848	326	14,751
Total	$5,272	$8,637	$130	$883	$326	$15,248

Loans:
Ending balance:
Individually evaluated
for impairment	$4,206	$6,557	$22	$2,993	$1,635	$15,413
Collectively evaluated
for impairment	263,299	704,792	1,505	156,936	69,116	1,195,648
Total	$267,505	$711,349	$1,527	$159,929	$70,751	$1,211,061

* Includes construction loans

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of  June 30, 2019.

June 30, 2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(67)	-	(64)	(86)	(11)	(228)
Recoveries	13	-	4	-	1	18
Provision (Credit)	(809)	2,036	41	161	(3)	1,426
Ending balance	$4,341	$9,445	$90	$1,025	$334	$15,235

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

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended June 30, 2019 and 2018:

June 30, 2019
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,754	$9,049	$111	$953	$340	$15,207
Charge-offs	(37)	-	(31)	-	-	(68)
Recoveries	17	-	2	-	-	19
Provision (Credit)	538	(412)	48	(70)	(14)	90
Ending balance	$5,272	$8,637	$130	$883	$326	$15,248

June 30, 2018
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,115	$8,145	$96	$1,007	$330	$14,693
Charge-offs	-	-	(30)	(86)	(11)	(127)
Recoveries	7	-	3	-	-	10
Provision (Credit)	(781)	1,300	21	104	15	659
Ending balance	$4,341	$9,445	$90	$1,025	$334	$15,235

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,345	$3,535	$-	$3,467	$44	$60
Residential real estate:
Residential	2,531	2,769	-	2,599	32	29
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,212	6,696	-	6,507	125	24
Construction	279	279	-	304	14	-
Home equities	1,635	1,814	-	1,704	35	17
Consumer and other	-	-	-	-	-	-
Total impaired loans	$14,002	$15,093	$-	$14,581	$250	$130

	At June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$861	$958	$374	$954	$23	$10
Residential real estate:
Residential	462	467	35	465	11	2
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	66	68	66	68	2	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	22	25	22	23	-	1
Total impaired loans	$1,411	$1,518	$497	$1,510	$36	$13

	At June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$4,206	$4,493	$374	$4,421	$67	$70
Residential real estate:
Residential	2,993	3,236	35	3,064	43	31
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,278	6,764	66	6,575	127	24
Construction	279	279	-	304	14	-
Home equities	1,635	1,814	-	1,704	35	17
Consumer and other	22	25	22	23	-	1
Total impaired loans	$15,413	$16,611	$497	$16,091	$286	$143

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,633	$2,611	$-	$1,785	$116	$65
Residential real estate:
Residential	2,289	2,483	-	2,337	45	69
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	116	116	-	143	-	12
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	-	-	-	-	-	-
Total impaired loans	$12,463	$14,182	$-	$12,950	$452	$304

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,068	$2,095	$249	$2,098	$17	$125
Residential real estate:
Residential	525	556	85	520	22	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-	-
Construction	8,636	8,975	716	8,793	379	113
Home equities	-	-	-	-	-	-
Consumer and other	23	27	23	23	-	2
Total impaired loans	$11,252	$11,653	$1,073	$11,434	$418	$243

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,701	$4,706	$249	$3,883	$133	$190
Residential real estate:
Residential	2,814	3,039	85	2,857	67	72
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	8,752	9,091	716	8,936	379	125
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	23	27	23	23	-	2
Total impaired loans	$23,715	$25,835	$1,073	$24,384	$870	$547

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	June 30, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,116	$216	$1,900	$69
Residential real estate:
Residential	1,565	272	1,293	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,055	3,456	599	-
Construction	-	-	-	-
Home equities	803	224	579	-
Consumer and other	22	-	22	22
Total TDR loans	$8,561	$4,168	$4,393	$91

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154
Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716
Home equities	756	122	634	-
Consumer and other	23	-	23	23
Total TDR loans	$17,595	$12,871	$4,724	$907

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of June 30, 2019, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three and six month periods ended June 30, 2019 and 2018:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:						-
Term-out line of credit	-	$-	$-	1	$29	$29
Combination of concessions	-	-	-	1	63	63
Residential Real Estate & Construction	-	-	-	-	-	-
Commercial Real Estate & Construction:
Combination of concessions	-	-	-	1	154	154
Home Equities:		-	-	-	-	-
Deferral of principal	-	-	-	1	100	100
Extension of maturity and
interest rate reduction	1	171	171	-	-	-
Consumer and other loans	-	-	-	-	-	-

	Six months ended June 30, 2019			Six months ended June 30, 2018
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Term-out line of credit	-	$-	$-	1	$29	$29
Combination of concessions	-	-	-	1	63	63
Residential Real Estate & Construction
Commercial Real Estate & Construction:
Extension of maturity	-	-	-	1	181	181
Combination of concessions	-	-	-	1	154	154
Home Equities:
Deferral of principal	-	-	-	1	100	100
Extension of maturity and
interest rate reduction	2	280	280	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  Loans which were classified as TDRs during the previous 12 months which defaulted during the six month periods ended June 30, 2019 and 2018 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and six month periods ended June 30, 2019, the Company had an average of 61,231 and 69,321  dilutive shares outstanding, respectively.  The Company had an average of 123,035 and 127,156 dilutive shares outstanding for the three and six month periods ended June 30, 2018.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six month periods ended June 30, 2019, there was an average of 86,376 and 87,463 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  There were no anti-dilutive shares for the three month period ended June 30, 2018.  For the six month period ended June 30, 2018, there was an average of 28,660 potentially anti-dilutive shares outstanding.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2019 and 2018:

	Balance at March 31, 2019	Net Change	Balance at June 30, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(1,045)	$1,471	$426
Net defined benefit pension plan adjustments	(2,938)	67	(2,871)
Total	$(3,983)	$1,538	$(2,445)

	Balance at March 31, 2018	Net Change	Balance at June 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(2,409)	$(684)	$(3,093)
Net defined benefit pension plan adjustments	(2,326)	36	(2,290)
Total	$(4,735)	$(648)	$(5,383)

	Balance at December 31, 2018	Net Change	Balance at June 30, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$2,774	$426
Net defined benefit pension plan adjustments	(3,005)	134	(2,871)
Total	$(5,353)	$2,908	$(2,445)

	Balance at December 31, 2017	Net Change	Balance at June 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(2,044)	$(3,093)
Net defined benefit pension plan adjustments	(2,368)	78	(2,290)
Total	$(3,417)	$(1,966)	$(5,383)

	Three months ended June 30, 2019			Three months ended June 30, 2018
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$1,984	$(513)	$1,471	$(921)	$237	$(684)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(3)	$5	$8	$(3)	$5
Amortization of actuarial loss (a)	83	(21)	62	42	(11)	31
Net change	91	(24)	67	50	(14)	36

Other comprehensive income (loss)	$2,075	$(537)	$1,538	$(871)	$223	$(648)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Six months ended June 30, 2019			Six months ended June 30, 2018
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized gain (loss) on investment
securities	$3,746	$(972)	$2,774	$(2,759)	$715	$(2,044)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$16	$(5)	$11	$16	$(5)	$11
Amortization of actuarial loss (a)	166	(43)	123	84	(17)	67
Net change	182	(48)	134	100	(22)	78

Other comprehensive income (loss)	$3,928	$(1,020)	$2,908	$(2,659)	$693	$(1,966)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and six month periods ended June  30, 2019 and 2018.

	Three months ended June 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$13,167	$(33)	$13,134
Provision for loan losses	90	-	90
Net interest income (expense) after
provision for loan losses	13,077	(33)	13,044
Non-interest income	1,829	-	1,829
Insurance service and fees	128	2,773	2,901
Amortization expense	-	112	112
Non-interest expense	9,911	2,126	12,037
Income before income taxes	5,123	502	5,625
Income tax provision	1,112	131	1,243
Net income	$4,011	$371	$4,382

	Three months ended June 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,225	$(29)	$12,196
Provision for loan losses	659	-	659
Net interest income (expense) after
provision for loan losses	11,566	(29)	11,537
Non-interest income	1,687	-	1,687
Insurance service and fees	164	1,788	1,952
Amortization expense	-	28	28
Non-interest expense	8,624	1,581	10,205
Income before income taxes	4,793	150	4,943
Income tax provision	1,105	47	1,152
Net income	$3,688	$103	$3,791

	Six months ended June 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$25,708	$(66)	$25,642
Provision for loan losses	628	-	628
Net interest income (expense) after		-
provision for loan losses	25,080	(66)	25,014
Non-interest income	3,582	-	3,582
Insurance service and fees	247	5,096	5,343
Amortization expense	-	224	224
Non-interest expense	18,997	4,152	23,149
Income before income taxes	9,912	654	10,566
Income tax provision	2,293	171	2,464
Net income	$7,619	$483	$8,102

	Six months ended June 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$23,704	$(56)	$23,648
Provision for loan losses	1,426	-	1,426
Net interest income (expense) after
provision for loan losses	22,278	(56)	22,222
Non-interest income	3,508	-	3,508
Insurance service and fees	301	3,616	3,917
Amortization expense	-	56	56
Non-interest expense	17,189	3,159	20,348
Income before income taxes	8,898	345	9,243
Income tax provision	2,043	90	2,133
Net income	$6,855	$255	$7,110

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

	June 30,	December 31,
	2019	2018
	(in thousands)

Commitments to extend credit	$295,753	$290,785
Standby letters of credit	4,293	3,379
Total	$300,046	$294,164

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2019 or during 2018.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2019 and 2018:

	Three months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2019	2018	2019	2018

Service cost	$-	$-	$36	$47
Interest cost	55	51	50	34
Expected return on plan assets	(69)	(78)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	24	21	59	21
Net periodic cost (benefit)	$10	$(6)	$153	$110

	Six months ended June 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2019	2018	2019	2018

Service cost	$-	$-	$72	$94
Interest cost	110	102	100	68
Expected return on plan assets	(138)	(156)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	48	42	118	42
Net periodic cost (benefit)	$20	$(12)	$306	$220

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

A disaggregation of the total insurance service and other fees for the three and six month periods ended June 30, 2019 and 2018 is provided in the tables below:

	Three months ended June 30,
	2019	2018
	(in thousands)
Commercial property and casualty insurance commissions	$1,043	$613
Personal property and casualty insurance commissions	1,005	735
Employee benefits sales commissions	289	177
Profit sharing and contingent revenue	252	145
Wealth management and other financial services	139	168
Insurance claims services revenue	155	96
Other insurance-related revenue	18	18
Total insurance service and other fees	$2,901	$1,952

	Six months ended June 30,
	2019	2018
	(in thousands)
Commercial property and casualty insurance commissions	$1,885	$1,335
Personal property and casualty insurance commissions	1,755	1,332
Employee benefits sales commissions	582	423
Profit sharing and contingent revenue	509	304
Wealth management and other financial services	263	311
Insurance claims services revenue	301	169
Other insurance-related revenue	48	43
Total insurance service and other fees	$5,343	$3,917

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 contains details on the impact of accounting pronouncements adopted during the six months ended June 30, 2019.  The following standards will be adopted in future periods.  ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the six month period ended June 30, 2019 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.2 billion at June 30, 2019, a $57 million or 5% increase from December 31, 2018 and a $87 million or 8% increase from June 30, 2018.  Loan activity during the second quarter of 2019 included the payoff of an $8 million commercial construction loan that was in nonaccrual status.

Loans secured by real estate were $942 million at June 30, 2019, reflecting a $1 million or less than 1% increase from $941 million at March 31, 2019 and a $15 million or 2% increase from $927 million at December 31, 2018.  Commercial real estate loans, including construction loans, were $711 million at June 30, 2019, $1 million or less than 1% higher than the $710 million balance at the end of the first quarter of 2019 and $13 million or 2% higher than the $698 million balance at the end of the fourth quarter of 2018.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong over the past two years.  The demand, along with the Company’s dedicated resources to commercial real estate lending, led to growth at an annualized rate of 6%, excluding the nonaccrual commercial construction loan payoff previously mentioned, in the first six months of 2019.

In the second quarter of 2019, residential mortgage originations were $6 million compared with the previous quarter’s originations of $7 million and $9 million in the first quarter of 2019 and second quarter of 2018.  The Company originated $13 million in residential mortgages in the first six months of 2019, compared to $21 million in the first six months of 2018.  Residential mortgages sold in the second quarter of 2019 equated to approximately 43% of the residential mortgages originated by the Company during the quarter, as compared with 31% in the first quarter of 2019.  Residential mortgages sold in the first six months of 2019 were 37% of residential mortgages originated during the period.  There were no loans sold in the first six months of 2018.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $268 million at June 30, 2019, representing a $26 million or 11% increase from $242 at March 31, 2019 and $42 million or 18% increase from $226 million at December 31, 2018.  The increase in C&I balances during the first six months of 2019 equates to a 37% annualized growth rate.  C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $11 million, or 0.91% of total loans outstanding at June  30, 2019, compared with $20  million, or 1.69% of total loans outstanding, as of March 31, 2019 and $19 million, or 1.64% of total loans outstanding, as of December 31, 2018.  The decrease in non-performing loans during the second quarter of 2019 included a payoff of a single commercial construction loan of $8 million that was in nonaccrual status.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $43 million at June 30, 2019, a $5 million decrease from $48 million at March 31, 2019, but a $5 million increase from $38 million at December 31, 2018.  The decrease in criticized loans in the second quarter of 2019 primarily reflected the paydown of a single commercial construction loan of $8 million, offset by commercial loans that were downgraded to special mention status during the quarter.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $15.2 million at June 30, 2019 and March 31, 2019, and $14.8 million at December 31, 2018.  At June 30, 2019 the allowance for loan losses was 1.26% of total loans outstanding, compared with 1.28% of total loans outstanding as of March 31, 2019 and December  31, 2018.  The Company recorded $0.1 million in provision for loan losses in the second quarter of 2019, compared with $0.5 million during the first quarter of 2019 and $0.7 million provision for loan losses in last year’s second quarter.  The provision for loan losses reflects strong loan growth in the current and comparative quarters.  The lower provision during the second quarter of 2019 was the result of a decrease in non-performing loans during the quarter, primarily due to the payoff of a single commercial construction loan of $8 million.

Investing Activities

Total investment securities were $137 million at June 30, 2019, compared with $141 million at March 31, 2019 and $134 million at December 31, 2018.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $46 million at June 30, 2019 from $56 million at March 31, 2019, but increased from $26 million at December 31, 2018.  The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal.  With the yield curve continuing to flatten,  there is a reduced advantage to purchasing longer-term investment securities.  Average investment securities and interest-bearing cash were 13% of average interest-earning assets in the second quarter of 2019 and 2018, compared with 14% in the first quarter of 2019.

The Company’s highest concentration in its securities portfolio was in available-for-sale U.S. government sponsored mortgage-backed securities at 70% of total investment securities at June 30, 2019 compared with 56% at March 31, 2019 and 57% at December  31, 2018.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 4% and 26%, respectively, of the total securities portfolio at June 30, 2019, compared with 16% and 28% at March 31, 2019 and 18% and 25% at December  31, 2018.

The total net unrealized gain position of the available-for-sale investment portfolio was $0.6 million at June 30, 2019, compared with a net unrealized loss position of $1.4 million at March 31, 2019 and $3.2 million at December  31, 2018.  The changes in unrealized gains and losses during the second quarter of 2019 resulted primarily from a rebalancing of the investment portfolio.    The securities in an unrealized loss position at the end of the second quarter of 2019 reflect differences in market interest rates rather than a reduction in credit concerns.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits were $1.28 billion at June 30, 2019 and March 31, 2019.   Total deposits increased $68 million or 6% from $1.22 billion at December 31, 2018.  The increase during the first six months of 2019 reflects growth in NOW deposits (interest-bearing checking accounts) of $35 million, savings deposits of $32 million and demand deposits of $12 million, partially offset by an $11 million decrease in time deposits.  Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.”

The Company had $10 million in other borrowings at June 30, 2019 and December 31, 2018.  This represents a single $10 million long-term advance with the FHLBNY scheduled to mature in 2020.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.  There were no overnight borrowings at June 30, 2019.

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

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,183,379	$15,142	5.13%	$1,098,391	$13,199	4.82%
Taxable securities	136,468	942	2.77%	124,947	863	2.77%
Tax-exempt securities	11,997	85	2.84%	30,142	170	2.26%
Interest bearing deposits at banks	28,132	156	2.22%	4,013	15	1.50%

Total interest-earning assets	1,359,976	$16,325	4.81%	1,257,493	$14,247	4.54%

Non interest-earning assets:

Cash and due from banks	13,486			13,643
Premises and equipment, net	10,578			10,420
Other assets	61,656			57,050

Total Assets	$1,445,696			$1,338,606

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$123,515	$114	0.37%	$120,510	$78	0.26%
Savings	605,524	1,314	0.87%	576,197	850	0.59%
Time deposits	289,794	1,574	2.18%	214,410	831	1.55%
Other borrowed funds	10,043	44	1.76%	32,546	157	1.93%
Junior subordinated debentures	11,330	144	5.10%	11,330	132	4.67%
Securities sold U/A to repurchase	2,858	1	0.14%	7,041	3	0.17%

Total interest-bearing liabilities	1,043,064	$3,191	1.23%	962,034	$2,051	0.86%

Noninterest-bearing liabilities:
Demand deposits	244,142			239,546
Other	20,609			14,614
Total liabilities	$1,307,815			$1,216,194

Stockholders' equity	137,881			122,412

Total Liabilities and Equity	$1,445,696			$1,338,606

Net interest income		$13,134			$12,196

Net interest margin			3.87%			3.89%

Interest rate spread			3.58%			3.68%

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,168,307	$29,504	5.09%	$1,082,922	$25,562	4.76%
Taxable securities	128,329	1,743	2.74%	126,765	1,660	2.64%
Tax-exempt securities	16,548	215	2.62%	31,134	366	2.37%
Interest bearing deposits at banks	36,034	405	2.27%	3,366	25	1.50%

Total interest-earning assets	1,349,218	$31,867	4.76%	1,244,187	$27,613	4.48%

Non interest-earning assets:

Cash and due from banks	13,500			13,904
Premises and equipment, net	10,540			10,490
Other assets	62,011			56,486

Total Assets	$1,435,269			$1,325,067

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$118,073	$195	0.33%	$117,406	$154	0.26%
Regular savings	598,621	2,488	0.84%	564,437	1,594	0.57%
Time deposits	294,166	3,162	2.17%	204,372	1,509	1.49%
Other borrowed funds	10,022	86	1.73%	51,785	450	1.75%
Junior subordinated debentures	11,330	290	5.16%	11,330	250	4.45%
Securities sold U/A to repurchase	3,633	4	0.22%	8,675	8	0.19%

Total interest-bearing liabilities	1,035,845	$6,225	1.21%	958,005	$3,965	0.83%

Noninterest-bearing liabilities:
Demand deposits	243,092			231,406
Other	20,912			14,886
Total liabilities	$1,299,849			$1,204,297

Stockholders' equity	135,420			120,770

Total Liabilities and Equity	$1,435,269			$1,325,067

Net interest income		$25,642			$23,648

Net interest margin			3.83%			3.83%

Interest rate spread			3.55%			3.65%

Net Income

Net income was $4.4 million, or $0.88 per diluted share, in the second quarter of 2019, compared with
$3.7 million, or $0.75 per diluted share, in the first quarter of 2019 and $3.8 million, or $0.77 per diluted share, in last year’s second quarter.  The increase over comparative periods reflects higher net interest income due to loan growth and higher insurance service and fee revenue primarily resulting from the acquisition of R&S, partially offset by an increase in non-interest expense.  Return on average equity was 12.71% for the second quarter of 2019 compared with 11.19% in the first quarter of 2019 and 12.39% in the second quarter of 2018.

Other Results of Operations – Quarterly Comparison

Net interest income increased $0.6 million, or 5%, from the first quarter of 2019, and $0.9 million, or 8%, from the prior-year second quarter to $13.1 million in the second quarter of 2019.   The increases were driven by growth in the commercial loan portfolio as well as the benefit from the re-pricing of variable rate loans tied to the Company’s prime rate, partially offset by an increase in interest expense.  Average commercial loans, including commercial real estate and commercial and industrial loans, were $965 million in the second quarter of 2019, $30 million higher than $935 million in the first quarter of 2019 and $67 million higher than $898 million in the second quarter of 2018.

Second quarter net interest margin of 3.87% improved 8 basis points from the 2019 first quarter, but decreased 2 basis points from the second quarter of 2018.  The changes from the prior periods reflect increased yields on loans, offset by higher funding costs.  The higher yield on loans when compared with the first quarter of 2019 and the second quarter of 2018 reflects an increase of 8 and 31 basis points, respectively.  The margin has been impacted by rising funding costs due to increases in short-term interest rates, along with competitive deposit market pricing.  The cost of interest-bearing liabilities was 1.23% in the second quarter of 2019, compared with 1.20% in the first quarter of 2019 and 0.86% in the second quarter of 2018.  Consistent with the industry, the Company has experienced the migration of deposits from low-cost legacy savings products to higher-rate time deposits.  The average cost of time deposits was 2.18% in the second quarter of 2019, compared with 2.16% in the first quarter of 2019 and 1.55% in the second quarter of 2018.  Average time deposits comprised 23% of average total deposits during the second quarter of 2019, compared with 19% in and the second quarter of 2018.  The Company has also increased its brokered time deposit activity as part of its funding strategy.  Average brokered time deposits were $40 million during the second quarter of 2019, compared with $3 million in the second quarter of 2018.

Provision for loan losses was $0.1 million in the second quarter of 2019, compared with $0.5 million in the first quarter of 2019 and $0.7 million in the second quarter of 2018.  The provision for loan losses reflects strong loan growth in the current and comparative quarters.  The lower provision during the second quarter of 2019 was the result of a decrease in non-performing loans during the quarter, primarily due to the paydown of a single commercial construction loan of $8 million.

Non-interest income was $4.7 million in the second quarter of 2019, compared with $4.2 million in the first quarter of 2019 and $3.6 million in the prior year second quarter.  The increase in non-interest income over comparative periods is primarily due to higher insurance revenue.  Insurance revenue increased $0.5 million from the first quarter of 2019 and $0.9 million from last year’s second quarter to $2.9 million in the second quarter of 2019.  The increase in insurance revenue over the first quarter of 2019 reflects new commercial and personal lines business and seasonally higher policy renewals, while the year-over-year increase also reflects the impact of the R&S acquisition.

Non-interest expenses of $12.1 million in the second quarter of 2019 increased 19% from the prior-year period and 8% from the first quarter of 2019.  The most significant component of the increase was higher salaries and benefit costs, reflecting the R&S acquisition and the addition of strategic personnel hires to support the Company’s continued growth.  Salaries and benefits costs were $7.5 million in the second quarter of 2019, an increase of 4% from the prior quarter, and 15% from last year’s second quarter.

Professional services increased $0.2 million from the first quarter of 2019 and $0.3 million from last year’s second quarter.  The increase in professional service fees was largely a result of one-time legal and accounting expenses during the second quarter of 2019.

Technology and communications expenses were $1.1 million in the second quarter of 2019, an increase of $0.2 million from the first quarter of 2019 and $0.3 million from last year’s second quarter.  The increase in technology and communications was due to higher ATM card fees, online banking activity, software costs and equipment repair and maintenance expenses.

The Company’s efficiency ratio in the second quarter of 2019 was 67.5%, an increase from 66.5% in the first quarter of 2019 and 64.5%  in last year’s second quarter.

Income tax expense was $1.2 million, or an effective tax rate of 22.1%, for the second quarter of 2019 compared with 24.7% in the first quarter of 2019 and 23.3% in the second quarter of 2018.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $25.6 million for the first six months of 2019, a $2.0 million or 8% increase from the first six months of 2018.  The increase in net interest income is attributable to a $105 million or 8% increase in average interest-earning assets.  The increase in average interest-earning assets reflects average loan growth of $85 million or 8% to $1.2 billion during the first half of 2019 compared to the first half of 2018. Most of the growth was in commercial loans, including $60 million in average commercial real estate loans and $4  million in average C&I loans. Additionally, average interest-bearing deposits at banks increased $33 million during the first six months of 2019 compared to the first six months of 2018.

The Company’s net interest margin of 3.83% in the first six months of 2019 was consistent with the margin in the first six months of 2018.   The yield on average interest-earning assets increased 28 basis points from 4.48% to 4.76%. Average loan yields increased 33 basis points from 4.76% to 5.09%, reflecting the benefit of variable loan re-pricing as short-term interest rates rise.  The cost of interest-bearing liabilities was 1.21%, or 38 basis points higher in the first six months of 2019 when compared with the first six months of 2018.  In reaction to the competitive deposit market the Company has increased promotional pricing on certain deposit products, primarily time deposits.  The rate paid on average time deposits increased from 1.49% in the first half of 2018 to 2.17% during the first six months of 2019.  The higher overall cost of interest-bearing liabilities also reflects a shift in the Company’s funding mix.  Low-cost consumer savings deposits declined as the average balance of higher cost time deposits increased.  Average time deposits were 28% of total interest-bearing liabilities in the six-month period ended June 30, 2019, compared with 21% in the first six months of 2018.

The Company recorded $0.6 million in provision for loan losses in the six month period ended June 30, 2019, compared with $1.4 million in the six-month period ended June 30, 2018.   The decrease in provision for loan losses during the first six months of 2019 compared with the prior year period reflects a decrease in non-performing loans during the current year period, primarily due to the paydown of a single commercial construction loan of $8 million.

Non-interest income for the first six months of 2019 increased $1.5 million from the prior year period to $8.9 million. The increase was a result of higher insurance service and fees revenue of $1.4 million, and higher deposit service charges of $0.1 million.  The R&S acquisition contributed to increases in commercial and personal lines revenue and profit sharing revenue during the first six months of 2019.  In addition, during the first six months of 2019 employee benefits and insurance claims services revenue increased $0.2 million and $0.1 million, respectively, from the prior year period.

Total non-interest expense increased to $23.4 million in the first six months of 2019, 15% higher than the six-month period ended June 30, 2018. The increase was mostly attributable to an increase in salaries and employee benefits costs. Salaries and employee benefits costs were $14.6 million for the first six months of 2019, a $1.5 million or 12% increase from $13.1 million in the prior year period. The year-over-year increase in salary and benefits expense reflects the R&S acquisition and strategic personnel hires to support the Company’s growth.  Technology and communications expenses increased $0.4 million to $2.0 million, reflecting higher ATM card fees, online banking activity and software costs.  Professional services expenses increased $0.4 million to $1.7 million, primarily due to one-time legal and accounting expenses during 2019.

The Company’s efficiency ratio for the first six months of 2019 was 67.1%, compared with 65.5% during the prior-year period. The increase in the ratio reflects the increase in non-interest expenses, partially offset by the increase in net interest income and non-interest income.

The Company recorded income tax expense of $2.5 million for the six-month period ended June 30, 2019, compared with $2.1 million in the first six months of 2018.   The effective tax rate for the first six months of 2019 was 23.3%, compared with 23.1% in the comparable 2018 period.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.99% at June 30, 2019, compared with 9.74% at March 31, 2019 and 9.73% at December 31, 2018.  Book value per share increased to $28.74 at June 30, 2019, compared with $27.66 at March 31, 2019, and $27.13 at December 31, 2018.

On February 19, 2019, the Company declared a semi-annual cash dividend of $0.52 per share on the Company’s outstanding common stock.  The dividend was paid on April 3, 2019 to shareholders of record as of March 13, 2019.  This semi-annual dividend represents a $0.06, or 13% increase from its previous semi-annual dividend paid in October 2018.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million in borrowed funds at FHLBNY at June 30, 2019 and December 31, 2018.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.  The Company’s funding strategy has resulted in significant time deposit growth, resulting in less usage of the FHLBNY overnight line of credit.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $294 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At June 30, 2019, approximately 2% of the Bank’s securities had contractual maturity dates of one year or less and approximately 9% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 70% of the investment portfolio at June 30, 2019, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at June 30, 2019, the Company had net short-term liquidity of $274 million as compared with $249 million at December 31, 2018.  Available assets of $186 million, divided by public and purchased funds of $297 million, resulted in a long-term liquidity ratio of 63% at June 30, 2019, compared with 63% at December 31, 2018.

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
	(in thousands)

	June 30, 2019	December 31, 2018
Changes in interest rates

+200 basis points	$333	$1,598
+100 basis points	2,280	2,825

-100 basis points	(2,489)	(3,026)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2019 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2019, the Company did not purchase shares of its common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
April 2019:
April 1, 2019 - April 30, 2019	-	$-	-	100,000
May 2019:
May 1, 2019 - May 31, 2019	-	$-	-	100,000
June 2019:
June 1, 2019 - June 30, 2019	-	$-	-	100,000

Total:	-	$-	-	100,000

(1)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchase Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of June 30, 2019 was 100,000.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2019 and December 31, 2018; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2019 and 2018; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2019 and 2018; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2019 and 2018; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2019 and 2018; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2019 and 2018; (vii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2019 and 2018; and (viii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              Evans Bancorp, Inc.

DATE

August 9, 2019

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 9, 2019

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)