Form 10-Q
period 2019-09-30
EVANS BANCORP INC
filed 2019-10-31
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 4,923,879 shares as of October 30, 2019.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$19,587	$13,997
Interest-bearing deposits at banks	14,757	25,918
Securities:
Available for sale, at fair value (amortized cost: $133,176 at September 30, 2019;	134,457	132,104
$135,274 at December 31, 2018)
Held to maturity, at amortized cost (fair value: $2,542 at September 30, 2019;	2,520	1,685
$1,674 at December 31, 2018)
Federal Home Loan Bank common stock, at cost	1,588	1,474
Federal Reserve Bank common stock, at cost	1,950	1,929
Loans, net of allowance for loan losses of $15,382 at September 30, 2019
and $14,784 at December 31, 2018	1,204,410	1,141,146
Properties and equipment, net of accumulated depreciation of $20,364 at September 30, 2019
and $19,416 at December 31, 2018	13,946	10,485
Goodwill and intangible assets	12,657	12,992
Bank-owned life insurance	29,254	28,403
Operating lease right-of-use asset (see Note 1)	3,862	-
Other assets	16,744	18,074

TOTAL ASSETS	$1,455,732	$1,388,207

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$271,633	$231,902
NOW	141,384	110,450
Savings	568,156	571,479
Time	277,633	301,227
Total deposits	1,258,806	1,215,058

Securities sold under agreement to repurchase	7,418	3,142
Other borrowings	10,000	10,000
Operating lease liability (see Note 1)	4,302	-
Other liabilities	19,007	17,031
Junior subordinated debentures	11,330	11,330
Total liabilities	1,310,863	1,256,561

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,920,381 and 4,852,868 shares issued at September 30, 2019 and December 31, 2018, respectively, and 4,920,196 and 4,852,868 outstanding at September 30, 2019
and December 31, 2018, respectively	2,462	2,429
Capital surplus	62,736	61,225
Treasury stock, at cost, 185 and 0 shares at September 30, 2019 and
December 31, 2018, respectively	-	-
Retained earnings	81,525	73,345
Accumulated other comprehensive loss, net of tax	(1,854)	(5,353)
Total stockholders' equity	144,869	131,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,455,732	$1,388,207

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2019	2018
INTEREST INCOME
Loans	$15,645	$13,676
Interest-bearing deposits at banks	159	63
Securities:
Taxable	993	805
Non-taxable	48	146
Total interest income	16,845	14,690
INTEREST EXPENSE
Deposits	3,038	2,412
Other borrowings	45	51
Junior subordinated debentures	141	141
Total interest expense	3,224	2,604
NET INTEREST INCOME	13,621	12,086
PROVISION FOR LOAN LOSSES	(431)	252
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,052	11,834
NON-INTEREST INCOME
Deposit service charges	687	571
Insurance service and fees	3,225	3,215
Loss on sale of securities	-	(98)
Gain on loans sold	43	6
Bank-owned life insurance	160	165
Loss on tax credit investment	-	(165)
Refundable state historic tax credit	-	150
Interchange fee income	438	413
Other	611	507
Total non-interest income	5,164	4,764
NON-INTEREST EXPENSE
Salaries and employee benefits	7,644	7,090
Occupancy	853	795
Advertising and public relations	231	258
Professional services	1,009	588
Technology and communications	1,057	874
Amortization of intangibles	112	112
FDIC insurance	-	295
Other	1,370	1,445
Total non-interest expense	12,276	11,457
INCOME BEFORE INCOME TAXES	6,940	5,141
INCOME TAX PROVISION	1,776	346
NET INCOME	$5,164	$4,795

Net income per common share-basic	$1.05	$0.99
Net income per common share-diluted	$1.04	$0.97
Weighted average number of common shares outstanding	4,918,740	4,824,318
Weighted average number of diluted shares outstanding	4,976,639	4,940,822

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2019	2018
INTEREST INCOME
Loans	$45,149	$39,238
Interest-bearing deposits at banks	564	88
Securities:
Taxable	2,736	2,465
Non-taxable	263	512
Total interest income	48,712	42,303
INTEREST EXPENSE
Deposits	8,883	5,669
Other borrowings	135	509
Junior subordinated debentures	431	391
Total interest expense	9,449	6,569
NET INTEREST INCOME	39,263	35,734
PROVISION FOR LOAN LOSSES	197	1,678
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	39,066	34,056
NON-INTEREST INCOME
Deposit service charges	1,822	1,605
Insurance service and fees	8,568	7,132
Gain (loss) on sale of securities	42	(98)
Gain on loans sold	105	6
Bank-owned life insurance	492	514
Loss on tax credit investment	-	(165)
Refundable state historic tax credit	-	150
Interchange fee income	1,299	1,325
Other	1,761	1,720
Total non-interest income	14,089	12,189
NON-INTEREST EXPENSE
Salaries and employee benefits	22,273	20,192
Occupancy	2,561	2,280
Advertising and public relations	612	708
Professional services	2,683	1,867
Technology and communications	3,049	2,485
Amortization of intangibles	336	168
FDIC insurance	357	773
Other	3,778	3,388
Total non-interest expense	35,649	31,861
INCOME BEFORE INCOME TAXES	17,506	14,384
INCOME TAX PROVISION	4,240	2,479
NET INCOME	$13,266	$11,905

Net income per common share-basic	$2.71	$2.48
Net income per common share-diluted	$2.68	$2.41
Weighted average number of common shares outstanding	4,889,029	4,807,684
Weighted average number of diluted shares outstanding	4,957,689	4,933,485

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands)
	Three Months Ended September 30,
	2019	2018

NET INCOME	$5,164	$4,795

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	523	(738)
Defined benefit pension plans:
Amortization of prior service cost	6	7
Amortization of actuarial loss	62	33
Total	68	40
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	591	(698)
COMPREHENSIVE INCOME	$5,755	$4,097

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands)
	Nine Month Ended September 30,
	2019	2018

NET INCOME	$13,266	$11,905

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	3,297	(2,782)
Defined benefit pension plans:
Amortization of prior service cost	17	18
Amortization of actuarial loss	185	100
Total	202	118
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3,499	(2,664)
COMPREHENSIVE INCOME	$16,765	$9,241

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2018	$2,413	$60,220	$66,325	$(5,383)	$123,575
Net Income			4,795		4,795
Other comprehensive income				(698)	(698)
Cash dividends ($0.46 per common share)			(2,218)		(2,218)
Stock compensation expense		198			198
Issued 8,196 shares in stock option exercises	4	4			8
Balance, September 30, 2018	$2,417	$60,422	$68,902	$(6,081)	$125,660

Balance, June 30, 2019	$2,460	$62,353	$78,919	$(2,445)	$141,287
Net Income			5,164		5,164
Other comprehensive income				591	591
Cash dividends ($0.52 per common share)			(2,558)		(2,558)
Stock compensation expense		243			243
Issued 4,703 shares in stock option exercises	2	140			142
Reissued 2,261 shares in stock option exercises					-
Balance, September 30, 2019	$2,462	$62,736	$81,525	$(1,854)	$144,869

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$118,342
Cumulative-effect adjustment due to change in accounting principle			1,496		1,496
Net Income			11,905		11,905
Other comprehensive income				(2,664)	(2,664)
Cash dividends ($0.92 per common share)			(4,420)		(4,420)
Stock compensation expense		597			597
Reissued 1,057 restricted shares					-
Issued 14,940 restricted shares, net of forfeitures	8	(8)			-
Issued 3,205 shares under Dividend Reinvestment Plan	2	142			144
Issued 3,898 shares in Employee Stock Purchase Plan	2	151			153
Issued 22,096 shares in stock option exercises	11	96			107
Balance, September 30, 2018	$2,417	$60,422	$68,902	$(6,081)	$125,660

Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			13,266		13,266
Other comprehensive income				3,499	3,499
Cash dividends ($1.04 per common share)			(5,086)		(5,086)
Stock compensation expense		692			692
Reissued 500 restricted shares					-
Issued 20,757 restricted shares, net of forfeitures	12	(12)			-
Issued 3,866 shares under Dividend Reinvestment Plan	2	137			139
Issued 6,183 shares in Employee Stock Purchase Plan	3	195			198
Issued 32,516 shares in stock option exercises	16	499			515
Reissued 3,506 shares in stock option exercises					-
Balance, September 30, 2019	$2,462	$62,736	$81,525	$(1,854)	$144,869

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands)
	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Interest received	$48,957	$42,157
Fees received	13,404	10,897
Interest paid	(9,226)	(6,221)
Cash paid to employees and vendors	(36,888)	(30,188)
Income taxes (paid) refund	(1,586)	475
Proceeds from sale of loans held for resale	7,698	409
Originations of loans held for resale	(7,733)	(1,686)

Net cash provided by operating activities	14,626	15,843

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(46,893)	(47,863)
Proceeds from sales, maturities, calls, and payments	48,694	54,476
Held to maturity securities:
Purchases	(1,141)	(156)
Proceeds from maturities, calls, and payments	307	4,120
Cash paid for bank-owned life insurance	(360)	-
Proceeds from bank-owned life insurance claims	-	675
Additions to properties and equipment	(4,513)	(757)
Proceeds from sales of assets	185
Proceeds from equity securities sales	-	1,960
Purchase of tax credit investment	-	(3,877)
Insurance agency acquisitions	-	(5,000)
Net increase in loans	(62,823)	(90,665)

Net cash used in investing activities	(66,544)	(87,087)

FINANCING ACTIVITIES:
Proceeds (repayments) from short-term borrowings, net	4,275	(84,560)
Net increase in deposits	43,748	164,394
Dividends paid	(2,528)	(2,202)
Issuance of common stock	852	404

Net cash provided by financing activities	46,347	78,036

Net increase (decrease) in cash and cash equivalents	(5,571)	6,792

CASH AND CASH EQUIVALENTS:
Beginning of period	39,915	21,330
End of period	$34,344	$28,122

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(in thousands)
	Nine Months Ended September 30,
	2019	2018

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$13,266	$11,905

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,505	1,352
Deferred tax (benefit) expense	(201)	414
Provision for loan losses	197	1,678
Loss on tax credit investment	-	165
Refundable state historic tax credit received	-	2,101
Net gain on sales of assets	(3)	-
(Gain) loss on sales of securities	(42)	98
Gain on loans sold	(105)	(6)
Change in fair value of equity securities	-	(245)
Stock compensation expense	692	597
Proceeds from sale of loans held for resale	7,698	409
Originations of loans held for resale	(7,733)	(1,686)
Changes in assets and liabilities affecting cash flow:
Other assets	(5,508)	(3,262)
Other liabilities	4,860	2,323

NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,626	$15,843

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

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

The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

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

ASU 2016-02 had an impact on the Company’s consolidated balance sheets, but did not have an impact on the consolidated statements of income or the consolidated statements of cash flows. The most significant impacts upon adoption on January 1, 2019 were the recognition of $4.3 million of ROU assets and $4.7 million of lease liabilities, including $0.4 million of liabilities that were reported in other liabilities in the Company’s December 31, 2018 consolidated balance sheet. ROU assets and lease liability were $3.9 million and $4.3 million, respectively, at September 30, 2019.  Operating lease expenses during the three and nine month periods ended September 30, 2019 were $178 thousand and $535 thousand, respectively, and are included in other non-interest expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities during the three and nine month periods ended September 30, 2019 were $185 thousand and $553 thousand, respectively, and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 3.5% as of September 30, 2019.  The weighted average remaining lease term related to the Company’s leases was 8.7 years as of September 30, 2019.  Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$185
2020	748
2021	682
2022	694
2023	589
Thereafter	2,091
Total future minimum lease payments	4,989
Less imputed interest	687
Total	$4,302

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$28,958	$361	$(14)	$29,305
States and political subdivisions	3,723	70	(7)	3,786
Total debt securities	$32,681	$431	$(21)	$33,091

Mortgage-backed securities:
FNMA	$35,678	$455	$(66)	$36,067
FHLMC	16,506	122	(21)	16,607
GNMA	3,518	17	(13)	3,522
SBA	14,447	231	(43)	14,635
CMO	30,346	316	(127)	30,535
Total mortgage-backed securities	$100,495	$1,141	$(270)	$101,366

Total securities designated as available for sale	$133,176	$1,572	$(291)	$134,457

Held to Maturity:
Debt securities
States and political subdivisions	$2,520	$30	$(8)	$2,542

Total securities designated as held to maturity	$2,520	$30	$(8)	$2,542

	December 31, 2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$34,597	$2	$(671)	$33,928
States and political subdivisions	22,168	69	(64)	22,173
Total debt securities	$56,765	$71	$(735)	$56,101

Mortgage-backed securities:
FNMA	$27,747	$21	$(729)	$27,039
FHLMC	14,645	11	(431)	14,225
GNMA	1,660	6	(36)	1,630
SBA	9,432	-	(299)	9,133
CMO	25,025	6	(1,055)	23,976
Total mortgage-backed securities	$78,509	$44	$(2,550)	$76,003

Total securities designated as available for sale	$135,274	$115	$(3,285)	$132,104

Held to Maturity:
Debt securities
States and political subdivisions	$1,685	$11	$(22)	$1,674

Total securities designated as held to maturity	$1,685	$11	$(22)	$1,674

Available for sale securities with a total fair value of $91 million and $94 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2019 and December 31, 2018 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$4,000	$3,986	$5,074	$5,075
Due after one year through five years	6,534	6,566	22,637	22,448
Due after five years through ten years	22,147	22,539	28,870	28,391
Due after ten years	-	-	184	187
	32,681	33,091	56,765	56,101

Mortgage-backed securities
available for sale	100,495	101,366	78,509	76,003

Total	$133,176	$134,457	$135,274	$132,104

Debt securities held to maturity:

Due in one year or less	$1,124	$1,125	$693	$693
Due after one year through five years	861	885	811	811
Due after five years through ten years	54	54	93	89
Due after ten years	481	478	88	81
Total	$2,520	$2,542	$1,685	$1,674

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale and held to maturity securities at September 30, 2019 and December 31, 2018 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	September 30, 2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$3,986	$(14)	$3,986	$(14)
States and political subdivisions	-	-	181	(7)	181	(7)
Total debt securities	$-	$-	$4,167	$(21)	$4,167	$(21)

Mortgage-backed securities:
FNMA	$3,386	$(21)	$6,181	$(45)	$9,567	$(66)
FHLMC	3,046	(7)	1,300	(14)	4,346	(21)
GNMA	2,030	(10)	776	(3)	2,806	(13)
SBA	3,519	(43)	-	-	3,519	(43)
CMO	1,722	(13)	9,494	(114)	11,216	(127)
Total mortgage-backed securities	$13,703	$(94)	$17,751	$(176)	$31,454	$(270)

Held to Maturity:
Debt securities:
States and political subdivisions	$496	$(7)	$423	$(1)	$919	$(8)

Total temporarily impaired
securities	$14,199	$(101)	$22,341	$(198)	$36,540	$(299)

	December 31, 2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$9,931	$(49)	$21,144	$(622)	$31,075	$(671)
States and political subdivisions	5,218	(15)	6,893	(49)	12,111	(64)
Total debt securities	$15,149	$(64)	$28,037	$(671)	$43,186	$(735)

Mortgage-backed securities:
FNMA	$2,637	$(21)	$23,667	$(708)	$26,304	$(729)
FHLMC	1,895	(25)	11,899	(406)	13,794	(431)
GNMA	-	-	926	(36)	926	(36)
SBA	-	-	9,133	(299)	9,133	(299)
CMO	-	-	23,127	(1,055)	23,127	(1,055)
Total mortgage-backed securities	$4,532	$(46)	$68,752	$(2,504)	$73,284	$(2,550)

Held to Maturity:
Debt securities:
States and political subdivisions	$156	$-	$722	$(22)	$878	$(22)

Total temporarily impaired
securities	$19,837	$(110)	$97,511	$(3,197)	$117,348	$(3,307)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2019 and December 31, 2018 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of September 30, 2019 and did not record any OTTI charges during 2018.  The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2019
Securities available-for-sale:
US government agencies	$-	$29,305	$-	$29,305
States and political subdivisions	-	3,786	-	3,786
Mortgage-backed securities	-	101,366	-	101,366
Mortgage servicing rights	-	-	527	527

December 31, 2018
Securities available-for-sale:
US government agencies	$-	$33,928	$-	$33,928
States and political subdivisions	-	22,173	-	22,173
Mortgage-backed securities	-	76,003	-	76,003
Mortgage servicing rights	-	-	609	609

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended September 30,
(in thousands)	2019	2018
Mortgage servicing rights - July 1	$570	$635
Gains/(Losses) included in earnings	(71)	3
Additions from loan sales	28	4
Mortgage servicing rights - September 30	$527	$642

	Nine months ended September 30,
(in thousands)	2019	2018
Mortgage servicing rights - January 1	$609	$586
Gains/(Losses) included in earnings	(154)	52
Additions from loan sales	72	4
Mortgage servicing rights - September 30	$527	$642

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	September 30, 2019	December 31, 2018
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.00%
Prepayment rate (CPR)	8.62%	6.52%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2019
Collateral dependent impaired loans	$-	$-	$15,500	$15,500

December 31, 2018
Collateral dependent impaired loans	$-	$-	$20,590	$20,590

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $16.0 million, with an allowance for loan loss of $0.5 million, at September 30, 2019 compared with $21.7 million and $1.1 million, respectively, at December 31, 2018.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$34,344	$34,344	$39,915	$39,915
Level 2:
Available for sale securities	134,457	134,457	132,104	132,104
FHLB and FRB stock	3,538	3,538	3,403	3,403
Level 3:
Held to maturity securities	2,520	2,542	1,685	1,674
Loans, net	1,204,410	1,214,285	1,141,146	1,131,891
Mortgage servicing rights	527	527	609	609

Financial liabilities:
Level 1:
Demand deposits	$271,633	$271,633	$231,902	$231,902
NOW deposits	141,384	141,384	110,450	110,450
Savings deposits	568,156	568,156	571,479	571,479
Level 2:
Securities sold under agreement to
repurchase	7,418	7,418	3,142	3,142
Other borrowed funds	10,000	9,981	10,000	9,854
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	277,633	278,276	301,227	298,999

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2019	December 31, 2018
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$160,112	$158,404
Commercial and multi-family	632,786	592,507
Construction-Residential	890	113
Construction-Commercial	90,825	105,196
Home equities	69,771	70,546
Total real estate loans	954,384	926,766

Commercial and industrial loans	262,144	226,057
Consumer and other loans	1,684	1,520
Net deferred loan origination costs	1,580	1,587
Total gross loans	1,219,792	1,155,930

Allowance for loan losses	(15,382)	(14,784)

Loans, net	$1,204,410	$1,141,146

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month and nine month periods ended September 30, 2019, the Bank sold mortgages to FNMA totaling $3.0 million and $7.6 million, respectively, compared with $0.4 million mortgages sold during the three and nine month periods ended September 30, 2018., The Bank had a loan servicing portfolio principal balance of $74 million and $73 million at September 30, 2019 and December 31, 2018, respectively, upon which it earned servicing fees.  The value of the mortgage servicing rights for that portfolio was $0.5 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively.  At September 30, 2019 and December 31, 2018 there were $0.5 million and $0.4 million in residential mortgages held for sale, respectively.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2018 are consistent with those utilized by the Company in the three and nine month periods ended September 30, 2019.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

September 30, 2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$60,844	$452,715	$513,559	$173,384
Watch	20,811	153,660	174,471	70,187
Special Mention	6,191	19,792	25,983	9,373
Substandard	2,979	6,619	9,598	9,200
Doubtful/Loss	-	-	-	-
Total	$90,825	$632,786	$723,611	$262,144

December 31, 2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,932	$466,294	$532,226	$155,687
Watch	30,628	109,409	140,037	57,366
Special Mention	-	10,583	10,583	4,105
Substandard	8,636	6,221	14,857	8,870
Doubtful/Loss	-	-	-	29
Total	$105,196	$592,507	$697,703	$226,057

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

September 30, 2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$256,920	$173	$806	$-	$4,245	$262,144
Residential real estate:
Residential	158,290	-	285	-	1,537	160,112
Construction	890	-	-	-	-	890
Commercial real estate:
Commercial	627,253	-	-	-	5,533	632,786
Construction	89,228	-	-	-	1,597	90,825
Home equities	68,499	345	-	-	927	69,771
Consumer and other	1,672	12	-	-	-	1,684
Total Loans	$1,202,752	$530	$1,091	$-	$13,839	$1,218,212

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of September 30, 2019.

December 31, 2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$217,625	$6,173	$565	$-	$1,694	$226,057
Residential real estate:
Residential	154,063	2,546	332	-	1,463	158,404
Construction	113	-	-	-	-	113
Commercial real estate:
Commercial	582,016	4,546	-	-	5,945	592,507
Construction	95,204	1,027	329	-	8,636	105,196
Home equities	69,094	123	76	-	1,253	70,546
Consumer and other	1,514	5	1	-	-	1,520
Total Loans	$1,119,629	$14,420	$1,303	$-	$18,991	$1,154,343

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of December 31, 2018.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2019 and 2018:

September 30, 2019

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(248)	(56)	(94)	-	-	(398)
Recoveries	786	-	13	-	-	799
Provision (Credit)	290	152	114	(325)	(34)	197
Ending balance	$5,196	$8,940	$139	$796	$311	$15,382

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$635	$13	$21	$35	$-	$704
Collectively evaluated
for impairment	4,561	8,927	118	761	311	14,678
Total	$5,196	$8,940	$139	$796	$311	$15,382

Loans:
Ending balance:
Individually evaluated
for impairment	$6,016	$7,708	$21	$2,915	$1,498	$18,158
Collectively evaluated
for impairment	256,128	715,903	1,663	158,087	68,273	1,200,054
Total	$262,144	$723,611	$1,684	$161,002	$69,771	$1,218,212

* Includes construction loans

Note: Loan balances do not include $1.6 million in net deferred loan origination costs as of  September 30, 2019.

September 30, 2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(67)	(262)	(83)	(86)	(11)	(509)
Recoveries	18	-	6	-	1	25
Provision (Credit)	(574)	1,923	50	290	(11)	1,678
Ending balance	$4,581	$9,070	$82	$1,154	$326	$15,213

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

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended September 30, 2019 and 2018:

September 30, 2019
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,272	$8,637	$130	$883	$326	$15,248
Charge-offs	(91)	(55)	(40)	-	-	(186)
Recoveries	747	-	4	-	-	751
Provision (Credit)	(732)	358	45	(87)	(15)	(431)
Ending balance	$5,196	$8,940	$139	$796	$311	$15,382

September 30, 2018
($ in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,341	$9,445	$90	$1,025	$334	$15,235
Charge-offs	-	(262)	(19)	-	-	(281)
Recoveries	5	-	2	-	-	7
Provision (Credit)	235	(113)	9	129	(8)	252
Ending balance	$4,581	$9,070	$82	$1,154	$326	$15,213

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,096	$3,346	$-	$3,269	$62	$92
Residential real estate:
Residential	2,576	2,805	-	2,652	105	50
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	5,914	6,389	-	6,188	180	30
Construction	1,353	1,353	-	1,353	6	50
Home equities	1,498	1,699	-	1,563	49	25
Consumer and other	-	-	-	-	-	-
Total impaired loans	$14,437	$15,592	$-	$15,025	$402	$247

	At September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,920	$2,991	$635	$2,990	$76	$64
Residential real estate:
Residential	339	350	35	341	13	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	197	197	6	197	5	4
Construction	244	246	7	244	4	9
Home equities	-	-	-	-	-	-
Consumer and other	21	24	21	22	-	1
Total impaired loans	$3,721	$3,808	$704	$3,794	$98	$79

	At September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,016	$6,337	$635	$6,259	$138	$156
Residential real estate:
Residential	2,915	3,155	35	2,993	118	51
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,111	6,586	6	6,385	185	34
Construction	1,597	1,599	7	1,597	10	59
Home equities	1,498	1,699	-	1,563	49	25
Consumer and other	21	24	21	22	-	1
Total impaired loans	$18,158	$19,400	$704	$18,819	$500	$326

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,633	$2,611	$-	$1,785	$116	$65
Residential real estate:
Residential	2,289	2,483	-	2,337	45	69
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	116	116	-	143	-	12
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	-	-	-	-	-	-
Total impaired loans	$12,463	$14,182	$-	$12,950	$452	$304

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,068	$2,095	$249	$2,098	$17	$125
Residential real estate:
Residential	525	556	85	520	22	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-	-
Construction	8,636	8,975	716	8,793	379	113
Home equities	-	-	-	-	-	-
Consumer and other	23	27	23	23	-	2
Total impaired loans	$11,252	$11,653	$1,073	$11,434	$418	$243

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,701	$4,706	$249	$3,883	$133	$190
Residential real estate:
Residential	2,814	3,039	85	2,857	67	72
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	8,752	9,091	716	8,936	379	125
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	23	27	23	23	-	2
Total impaired loans	$23,715	$25,835	$1,073	$24,384	$870	$547

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	September 30, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,977	$206	$1,771	$65
Residential real estate:
Residential	1,832	454	1,378	6
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,854	3,276	578	-
Construction	-	-	-	-
Home equities	696	125	571	-
Consumer and other	21	-	21	21
Total TDR loans	$8,380	$4,061	$4,319	$92

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154
Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716
Home equities	756	122	634	-
Consumer and other	23	-	23	23
Total TDR loans	$17,595	$12,871	$4,724	$907

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of September 30, 2019, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three and nine month periods ended September 30, 2019 and 2018:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	1	$21	$21	1	$46	$46
Term-out line of credit	1	42	42	-	-	-
Residential Real Estate & Construction:	-	-	-	-	-	-
Extension of maturity and
interest rate reduction	3	307	307	-	-	-
Commercial Real Estate & Construction:
Deferral of principal	-	-	-	1	8,768	8,768
Home Equities:		-	-	-	-	-
Extension of maturity and
interest rate reduction	1	110	110	-	-	-
Consumer and other loans	-	-	-	-	-	-

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	1	$21	$21	1	$46	$46
Term-out line of credit	1	42	42	1	29	29
Combination of concessions	-	-	-	1	63	63
Residential Real Estate & Construction:
Extension of maturity and
interest rate reduction	3	307	307	-	-	-
Commercial Real Estate & Construction:
Deferral of principal	-	-	-	1	8,768	8,768
Extension of maturity	-	-	-	1	181	181
Combination of concessions	-	-	-	1	154	154
Home Equities:
Deferral of principal	-	-	-	1	100	100
Extension of maturity and
interest rate reduction	3	390	390	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  Loans which were classified as TDRs during the previous 12 months which defaulted during the nine month periods ended September 30, 2019 and 2018 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three and nine month periods ended September 30, 2019, the Company had an average of 57,899 and 68,660 dilutive shares outstanding, respectively.  The Company had an average of 116,504 and 125,801 dilutive shares outstanding for the three and nine month periods ended September 30, 2018.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2019, there was an average of 82,642 and 85,579 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.  For the three and nine month periods ended September 30, 2018 there were no anti-dilutive shares outstanding.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2019 and 2018:

	Balance at June 30, 2019	Net Change	Balance at September 30, 2019
	(in thousands)
Net unrealized gain on investment securities	$426	$523	$949
Net defined benefit pension plan adjustments	(2,871)	68	(2,803)
Total	$(2,445)	$591	$(1,854)

	Balance at June 30, 2018	Net Change	Balance at September 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(3,093)	$(738)	$(3,831)
Net defined benefit pension plan adjustments	(2,290)	40	(2,250)
Total	$(5,383)	$(698)	$(6,081)

	Balance at December 31, 2018	Net Change	Balance at September 30, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$3,297	$949
Net defined benefit pension plan adjustments	(3,005)	202	(2,803)
Total	$(5,353)	$3,499	$(1,854)

	Balance at December 31, 2017	Net Change	Balance at September 30, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(2,782)	$(3,831)
Net defined benefit pension plan adjustments	(2,368)	118	(2,250)
Total	$(3,417)	$(2,664)	$(6,081)

	Three months ended September 30, 2019			Three months ended September 30, 2018
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$705	$(182)	$523	$(1,002)	$264	$(738)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$7	$(1)	$6	$8	$(1)	$7
Amortization of actuarial loss (a)	82	(20)	62	43	(10)	33
Net change	89	(21)	68	51	(11)	40

Other comprehensive income (loss)	$794	$(203)	$591	$(951)	$253	$(698)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$4,451	$(1,154)	$3,297	$(3,761)	$979	$(2,782)

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$23	$(6)	$17	$24	$(6)	$18
Amortization of actuarial loss (a)	248	(63)	185	127	(27)	100
Net change	271	(69)	202	151	(33)	118

Other comprehensive income (loss)	$4,722	$(1,223)	$3,499	$(3,610)	$946	$(2,664)

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2019 and 2018.

	Three months ended September 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$13,652	$(31)	$13,621
(Credit) provision for loan losses	(431)	-	(431)
Net interest income (expense) after
provision for loan losses	14,083	(31)	14,052
Non-interest income	1,777	162	1,939
Insurance service and fees	130	3,095	3,225
Amortization expense	-	112	112
Non-interest expense	9,778	2,386	12,164
Income before income taxes	6,212	728	6,940
Income tax provision	1,587	189	1,776
Net income	$4,625	$539	$5,164

	Three months ended September 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,118	$(32)	$12,086
Provision for loan losses	252	-	252
Net interest income (expense) after
provision for loan losses	11,866	(32)	11,834
Non-interest income	1,549	-	1,549
Insurance service and fees	148	3,067	3,215
Amortization expense	-	112	112
Non-interest expense	9,247	2,098	11,345
Income before income taxes	4,316	825	5,141
Income tax provision	116	230	346
Net income	$4,200	$595	$4,795

	Nine months ended September 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$39,360	$(97)	$39,263
Provision for loan losses	197	-	197
Net interest income (expense) after
provision for loan losses	39,163	(97)	39,066
Non-interest income	5,359	162	5,521
Insurance service and fees	377	8,191	8,568
Amortization expense	-	336	336
Non-interest expense	28,775	6,538	35,313
Income before income taxes	16,124	1,382	17,506
Income tax provision	3,880	360	4,240
Net income	$12,244	$1,022	$13,266

	Nine months ended September 30, 2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$35,822	$(88)	$35,734
Provision for loan losses	1,678	-	1,678
Net interest income (expense) after
provision for loan losses	34,144	(88)	34,056
Non-interest income	5,057	-	5,057
Insurance service and fees	449	6,683	7,132
Amortization expense	-	168	168
Non-interest expense	26,436	5,257	31,693
Income before income taxes	13,214	1,170	14,384
Income tax provision	2,159	320	2,479
Net income	$11,055	$850	$11,905

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

	September 30,	December 31,
	2019	2018
	(in thousands)

Commitments to extend credit	$347,081	$290,785
Standby letters of credit	4,432	3,379
Total	$351,513	$294,164

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2019 or during 2018.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2019 and 2018:

	Three months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2019	2018	2019	2018

Service cost	$-	$-	$37	$47
Interest cost	55	51	51	34
Expected return on plan assets	(70)	(78)	-	-
Amortization of prior service cost	-	-	7	8
Amortization of the net loss	24	21	58	22
Net periodic cost (benefit)	$9	$(6)	$153	$111

	Nine months ended September 30,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2019	2018	2019	2018

Service cost	$-	$-	$109	$141
Interest cost	165	153	151	102
Expected return on plan assets	(208)	(234)	-	-
Amortization of prior service cost	-	-	23	24
Amortization of the net loss	72	63	176	64
Net periodic cost (benefit)	$29	$(18)	$459	$331

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

A disaggregation of the total insurance service and other fees for the three and nine month periods ended September 30, 2019 and 2018 is provided in the tables below:

	Three months ended September 30,
	2019	2018
	(in thousands)
Commercial property and casualty insurance commissions	$1,382	$1,330
Personal property and casualty insurance commissions	863	917
Employee benefits sales commissions	287	241
Profit sharing and contingent revenue	430	486
Wealth management and other financial services	142	151
Insurance claims services revenue	96	65
Other insurance-related revenue	25	25
Total insurance service and other fees	$3,225	$3,215

	Nine months ended September 30,
	2019	2018
	(in thousands)
Commercial property and casualty insurance commissions	$3,267	$2,665
Personal property and casualty insurance commissions	2,618	2,249
Employee benefits sales commissions	869	664
Profit sharing and contingent revenue	939	790
Wealth management and other financial services	405	462
Insurance claims services revenue	397	234
Other insurance-related revenue	73	68
Total insurance service and other fees	$8,568	$7,132

11.  RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 contains details on the impact of accounting pronouncements adopted during the nine months ended September 30, 2019.  The following standards will be adopted in future periods.  ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.  Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The life of loan loss concept presents complexities that can decrease capital, and add both volatility to the allowance for loan losses estimates and additional costs.  Changes in expectations of future economic conditions will play a large role in CECL and can significantly affect the credit loss estimate.  The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software and the development of processes to track loan performance.  The total impact of CECL to the Company’s financial statements is unknown but may be material. On October 16, 2019, the FASB affirmed its decision to amend the effective date for the amendments in CECL for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is allowed for fiscal years beginning after December 15, 2018.  The Company intends to early adopt CECL effective January 1, 2021.  Implementation of CECL will be a significant project for the Company through the projected implementation date of January 1, 2021.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  The goodwill impairment testing is performed annually as of December 31.  No impairment charges were incurred in the most recent test and the fair value of the tested reporting unit substantially exceeded its carrying value.  There were no triggering events in the nine-month period ended September 30, 2019 that resulted in an interim impairment test.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.2 billion at September 30, 2019, a $7 million or 1% increase from June 30, 2019 and a $64 million or 6% increase from December 31, 2018.

Loans secured by real estate were $954 million at September 30, 2019, reflecting a $12 million or 1% increase from $942 million at June 30, 2019 and a $27 million or 3% increase from $927 million at December 31, 2018.  Commercial real estate loans, including construction loans, were $724 million at September 30, 2019, $13 million or 2% higher than the $711 million balance at the end of the second quarter of 2019 and $26 million or 4% higher than the $698 million balance at the end of the fourth quarter of 2018.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The market for commercial real estate in the Company’s footprint in Western New York has been strong in recent years.  The demand, along with the Company’s dedicated resources to commercial real estate lending, led to 7% annualized growth rate in the third quarter of 2019.

Residential mortgage originations were $6 million in the third and second quarters of 2019, compared with $14 million in last year’s third quarter.  The Company originated $19 million in residential mortgages in the first nine months of 2019, compared to $35 million in the first nine months of 2018. The decrease in residential mortgage originations is attributable to reduced staffing in 2019.  Residential mortgages sold in the third quarter of 2019 equated to approximately 49% of the residential mortgages originated by the Company during the quarter, as compared with 43% in the second quarter of 2019 and 3% in the third quarter of 2018.  Residential mortgages sold in the first nine months of 2019 were 41% of residential mortgages originated during the period compared with 1% in the first nine months of 2018.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $262 million at September 30, 2019, representing a $6 million or 2% decrease from $268 million at June 30, 2019 but a $36 million or 16% increase from $226 million at December 31, 2018.  The increase in C&I balances during the first nine months of 2019 equates to a 21% annualized growth rate.  C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Total non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $14 million, or 1.13% of total loans outstanding at September  30, 2019, compared with $11  million, or 0.91% of total loans outstanding, as of June 30, 2019 and $19 million, or 1.64% of total loans outstanding, as of December 31, 2018.  The increase in non-performing loans compared with the second quarter of 2019 reflects $2.3 million related to a single C&I relationship that was changed to nonaccrual status during the third quarter of 2019.  The decrease in non-performing loans compared with December 31, 2018 is due to a payoff of a single commercial construction loan of $8 million that was in nonaccrual status.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $54 million at September 30, 2019, a $11 million increase from $43 million at June  30, 2019 and  $16 million increase from $38 million at December 31, 2018.  The increase in criticized loans in the third quarter of 2019 includes $8 million in commercial real estate loans and $3 million in C&I loans that were downgraded to criticized during the quarter.   In comparison to December 31, 2018, the increase includes $20 million in commercial real estate loans and $9 million in C&I loans that were downgraded to criticized in the first nine months of 2019, offset by paydowns of $13 million including the paydown of a single commercial construction loan of $8 million.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $15.4 million at September 30, 2019, $15.2 million at June 30, 2019, and $14.8 million at December 31, 2018.  At the end of September 30, 2019 and June 30, 2019 the allowance for loan losses was 1.26% of total loans outstanding, compared with 1.28% of total loans outstanding as of December  31, 2018.  The Company released $0.4 million in allowance for loan losses in the third quarter of 2019, compared to $0.1 million in provision for loan losses in the second quarter of 2019, and $0.3 million provision for loan loss in last year’s third quarter.  The release of allowance for loan losses in the third quarter of 2019 reflects a decrease in net loan charge-offs due to a single commercial loan recovery of $0.7 million, partially offset by an increase in non-performing loans.

Investing Activities

Total investment securities were $137 million at September 30, 2019 and June 30, 2019 compared with $134 million at December 31, 2018.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, decreased to $15 million at September 30, 2019 from $46 million at June 30, 2019 and $26 million at December 31, 2018.  The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal.  With the flattened yield curve there is a reduced advantage to purchasing longer-term investment securities.  Average investment securities and interest-bearing cash were 12% of average interest-earning assets in the third quarter of 2019 and 2018, compared with 13% in the second quarter of 2019.

The Company’s highest concentration in its securities portfolio was in available-for-sale U.S. government sponsored mortgage-backed securities at 74% of total investment securities at September 30, 2019 compared with 70% at June 30, 2019 and 57% at December 31, 2018.  The concentration in tax-advantaged debt securities issued by state and political subdivisions and U.S. government-sponsored agency bonds was 5% and 21%, respectively, of the total securities portfolio at September 30, 2019, compared with 4% and 26% at June 30, 2019 and 18% and 25% at December 31, 2018.

The total net unrealized gain position of the available-for-sale investment portfolio was $1.3 million and $0.6 million at September 30, 2019 and June 30, 2019, respectively, compared with a net unrealized loss position of $3.2 million at December 31, 2018.  The changes in unrealized gains and losses during 2019 resulted primarily from a rebalancing of the investment portfolio.  The securities in an unrealized loss position at the end of the third quarter of 2019 reflect differences in market interest rates rather than a reduction in credit concerns.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits were $1.26 billion at September 30, 2019 compared with $1.28 billion at June 30, 2019.   Total deposits increased $44 million or 4% from $1.22 billion at December 31, 2018.  The increase during the first nine months of 2019 reflects growth in demand deposits of $40 million, NOW deposits (interest-bearing checking accounts) of $31 million, offset by a $24 million decrease in time deposits and a $3 million decrease in savings deposits.  Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.”

The Company had $10 million in other borrowings at September 30, 2019 and December 31, 2018.  This represents a single $10 million long-term advance with the FHLBNY scheduled to mature in 2020.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.  There were no overnight borrowings at September 30, 2019.

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

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,202,634	$15,645	5.16%	$1,127,173	$13,676	4.81%
Taxable securities	140,006	993	2.81%	120,004	805	2.66%
Tax-exempt securities	3,725	48	5.11%	25,118	146	2.31%
Interest bearing deposits at banks	24,661	159	2.56%	12,641	63	1.98%

Total interest-earning assets	1,371,026	$16,845	4.87%	1,284,936	$14,690	4.54%

Non interest-earning assets:

Cash and due from banks	14,522			14,095
Premises and equipment, net	12,850			10,428
Other assets	62,141			62,879

Total Assets	$1,460,539			$1,372,338

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$134,008	$151	0.45%	$115,417	$79	0.27%
Savings	591,585	1,346	0.90%	581,484	1,023	0.70%
Time deposits	281,798	1,541	2.17%	274,275	1,310	1.89%
Other borrowed funds	10,000	43	1.71%	11,035	50	1.80%
Junior subordinated debentures	11,317	141	4.94%	11,330	141	4.94%
Securities sold U/A to repurchase	3,917	2	0.20%	3,384	1	0.12%

Total interest-bearing liabilities	1,032,625	$3,224	1.24%	996,925	$2,604	1.04%

Noninterest-bearing liabilities:
Demand deposits	261,089			233,393
Other	22,231			17,045
Total liabilities	$1,315,945			$1,247,363

Stockholders' equity	144,594			124,975

Total Liabilities and Equity	$1,460,539			$1,372,338

Net interest income		$13,621			$12,086

Net interest margin			3.94%			3.73%

Interest rate spread			3.63%			3.50%

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,179,875	$45,149	5.12%	$1,097,814	$39,238	4.78%
Taxable securities	132,264	2,736	2.77%	124,487	2,465	2.65%
Tax-exempt securities	12,227	263	2.88%	29,106	512	2.35%
Interest bearing deposits at banks	32,202	564	2.34%	6,582	88	1.79%

Total interest-earning assets	1,356,568	$48,712	4.80%	1,257,989	$42,303	4.50%

Non interest-earning assets:

Cash and due from banks	13,845			13,902
Premises and equipment, net	11,318			10,469
Other assets	62,054			58,875

Total Assets	$1,443,785			$1,341,235

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$123,443	$345	0.37%	$116,736	$233	0.27%
Regular savings	596,250	3,835	0.86%	570,182	2,617	0.61%
Time deposits	289,998	4,703	2.17%	227,929	2,819	1.65%
Other borrowed funds	10,014	130	1.74%	38,052	499	1.75%
Junior subordinated debentures	11,326	431	5.09%	11,330	391	4.61%
Securities sold U/A to repurchase	3,729	5	0.18%	6,892	10	0.19%

Total interest-bearing liabilities	1,034,760	$9,449	1.22%	971,121	$6,569	0.90%

Noninterest-bearing liabilities:
Demand deposits	249,157			232,082
Other	21,356			15,634
Total liabilities	$1,305,273			$1,218,837

Stockholders' equity	138,512			122,398

Total Liabilities and Equity	$1,443,785			$1,341,235

Net interest income		$39,263			$35,734

Net interest margin			3.87%			3.80%

Interest rate spread			3.58%			3.60%

Net Income

Net income was $5.2 million, or $1.04 per diluted share, in the third quarter of 2019, compared with $4.4 million, or $0.88 per diluted share, in the second quarter of 2019 and $4.8 million, or $0.97 per diluted share, in last year’s third quarter.  The increase over comparative periods reflects higher net interest income due to loan growth and a decrease in loan loss provision, partially offset by an increase in non-interest expense.  Return on average equity was 14.29% for the third quarter of 2019, compared with 12.71% in the second quarter of 2019 and 15.35% in the third quarter of 2018.

Other Results of Operations – Quarterly Comparison

Net interest income increased $0.5 million, or 4%, from the second quarter of 2019, and $1.5 million, or 13%, from the prior-year third quarter to $13.6 million in the third quarter of 2019.  The increases were driven by growth in the commercial loan portfolio, partially offset by an increase in interest expense.  Average commercial loans, including commercial real estate and commercial and industrial loans, were $983 million, up $18 million from the 2019 second quarter and $65 million from the 2018 third quarter.  The third quarter of 2019 also included $0.2 million of interest related to the recovery of a single commercial loan that was charged-off in a previous period.

Third quarter net interest margin of 3.94%.  When excluding the interest related to the recovery, net interest margin was 3.89%, an increase of 2 basis points from the 2019 second quarter and 16 basis points from the third quarter of 2018.  The modest increase from the linked quarter resulted from changes in the mix of interest earning assets reflecting the utilization of cash to achieve loan growth, while the change from the prior year reflects increased yields on loans, offset by higher funding costs, reflecting higher interest rates and competitive deposit market pricing.  Excluding the interest related to the recovery, the yield on loans increased 30 basis points when compared with the third quarter of 2018.  The cost of interest-bearing liabilities was 1.24% in the third quarter of 2019, compared with 1.23% in the second quarter of 2019 and 1.04% in the third quarter of 2018.

The Company released $0.4 million of allowance for loan losses in the third quarter of 2019.  Provision for loan losses was $0.1 million in the second quarter of 2019 and $0.3 million in the third quarter of 2018.  The release of allowance for loan losses during the third quarter of 2019 reflects a decrease in net loan charge-offs due to the single commercial loan recovery of $0.7 million, partially offset by an increase in non-performing loans.

Non-interest income was $5.2 million in the third quarter of 2019, compared with $4.7 million in the second quarter of 2019 and $4.8 million in the prior year third quarter.  The increase in non-interest income compared with the prior quarter is primarily due to seasonally higher insurance revenue.  Other income in the third quarter of 2019 includes $0.2 million of insurance proceeds related to legal and professional fees incurred to respond to a data security incident and related matters.

Non-interest expenses of $12.3 million in the third quarter of 2019 increased 7% from the prior-year period and 1% from the second quarter of 2019.  The most significant component of the increase was higher salaries and employee benefit costs as a result of severance and the addition of strategic personnel hires to support the Company’s continued growth.  Salaries and employee benefits costs were $7.6 million in the third quarter of 2019, an increase of 8% from last year’s third quarter.

Professional services fees was relatively flat compared to the second quarter of 2019, but was $0.4 million higher than last year’s third quarter.  The increase in professional service fees includes $0.2 million related to legal and professional fees incurred to respond to a data security incident and related matters, plus incremental project costs designed to enhance technology and continue to be prepared to respond to future threats which impact the banking industry at large.  The increase from the prior year period also includes $0.1 million of broker commissions related to our employee benefits insurance business, and generally higher legal and accounting expenses.

Technology and communications expenses were $1.1 million in the third quarter and second quarter of 2019, an increase of $0.2 million from the last year’s third quarter.  The increase in technology and communications was due to higher software costs and volume related ATM card fees and online banking activity.

The third quarter of 2019 FDIC insurance expense was offset by the application of the FDIC’s small bank assessment credit.

The Company’s efficiency ratio improved to 64.8% compared with 67.5% in the second quarter of 2019 and 66.9% in last year’s third quarter.

Income tax expense was $1.8 million, or an effective tax rate of 25.6%, for the third quarter of 2019 compared with 22.1% in the second quarter of 2019 and 6.7% in the third quarter of 2018.  Last year’s third quarter income taxes were reduced by $0.7 million due to a change in estimate of when certain state historic tax credits will be taxable for federal purposes.  Historic tax credit transactions lowered the effective tax rate by 13.8% in the third quarter of 2018.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $39.3 million for the first nine months of 2019, a $3.5 million or 10% increase from the first nine months of 2018. The increase in net interest income is attributable to a $99 million or 8% increase in average interest-earning assets and $0.2 million of interest related to the recovery of a single commercial loan that was previously written-off.  The increase in average interest-earning assets reflects average loan growth of $82 million or 7% to $1.2 billion during the first nine months of 2019 compared to the first nine months of 2018. Most of the growth was in commercial loans, including $46 million in average commercial real estate loans and $15 million in average C&I loans.  Additionally, average interest-bearing deposits at banks increased $26 million during the first nine months of 2019 compared to the first nine months of 2018.

The Company’s net interest margin of 3.87% in the first nine months of 2019 was 7 basis points higher than the first nine months of 2018.   The yield on average interest-earning assets increased 30 basis points from 4.50% to 4.80%. Average loan yields increased 34 basis points from 4.78% to 5.12%, reflecting the benefit of variable loan re-pricing as short-term interest rates rise.  The cost of interest-bearing liabilities was 1.22%, or 32 basis points higher in the first nine months of 2019 when compared with the first nine months of 2018.  In reaction to the competitive deposit market the Company has increased promotional pricing on certain deposit products, primarily time deposits.  The rate paid on average time deposits increased from 1.65% in the first nine months of 2018 to 2.17% during the first nine months of 2019.  The higher overall cost of interest-bearing liabilities also reflects a shift in the Company’s funding mix as the average balance of higher cost time deposits increased.  Average time deposits were 28% of total interest-bearing liabilities in the nine-month period ended September 30, 2019, compared with 23% in the first nine months of 2018.

The Company recorded $0.2 million in provision for loan losses in the first nine months period ended September 30, 2019, compared with $1.7 million in the nine-month period ended September 30, 2018.   The decrease in provision for loan losses during the first nine months of 2019 compared with the prior year period reflects a decrease in non-performing loans during the current year period, primarily due to the paydown of a single commercial construction loan of $8 million, and a decrease in net loan charge-offs due to the single commercial loan recovery of $0.7 million.

Non-interest income for the first nine months of 2019 increased $1.9 million from the prior year period to $14.1 million. The increase was a result of higher insurance service and fees revenue of $1.4 million resulting from the 2018 acquisition of Richardson and Stout, Inc., and higher deposit service charges of $0.2 million.

Total non-interest expense increased to $35.6 million in the first nine months of 2019, 12% higher than the nine-month period ended September 30, 2018. The increase was mostly attributable to an increase in salaries and employee benefits costs. Salaries and employee benefits costs were $22.3 million for the first nine months of 2019, a $2.1 million or 10% increase from $20.2 million in the prior year period. The year-over-year increase in salary and benefits expense reflects severance and strategic personnel hires to support the Company’s growth.  Professional services expenses increased $0.8 million to $2.7 million, primarily due to $0.2 million related to legal and professional fees incurred to respond to a data security incident and related matters, $0.2 million of broker commissions related to our employee benefits insurance business and generally higher legal and accounting expenses.  Technology and communications expenses increased $0.6 million to $3.0 million, reflecting higher software costs and volume relating to ATM card fees and online banking activity.  FDIC insurance was $0.4 million lower in the first nine months of 2019 when compared to the first nine months of 2018 as a result of lower non-performing assets and the FDIC’s small bank assessment credit.

The Company’s efficiency ratio for the first nine months of 2019 was 66.2%, compared with 66.0% during the prior-year period. The slight increase in the ratio reflects the increase in non-interest expenses, partially offset by the increase in net interest income and non-interest income.

The Company recorded income tax expense of $4.2 million for the nine-month period ended September 30, 2019, compared with $2.5 million in the first nine months of 2018.  The effective tax rate for the first nine months of 2019 was 24.2%, compared with 17.2% in the comparable 2018 period.  The impact of the historic tax credits on the effective tax rate for the first nine months of 2018 was 5.0%.  Income taxes for the first nine months of 2018 were reduced by $0.7 million due to a change in estimate of when certain state historic tax credits will be taxable for federal purposes.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.11% at September 30, 2019, compared with 9.99% at June  30, 2019 and 9.73% at December 31, 2018.  Book value per share increased to $29.44 at September 30, 2019, compared with $28.74 at June 30, 2019, and $27.13 at December 31, 2018.

On August 22, 2019, the Company declared a semi-annual cash dividend of $0.52 per share on the Company’s outstanding common stock.  The dividend was paid on October 2, 2019 to shareholders of record as of September 11, 2019.  For the full year of 2019, cash dividends totaled $1.04, up 13% over 2018.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the Federal Home Loan Bank of New York as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million in borrowed funds at FHLBNY at September 30, 2019 and December 31, 2018.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.  The Company’s funding strategy has resulted in significant time deposit growth, resulting in less usage of the FHLBNY overnight line of credit.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $280 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At September 30, 2019, approximately 4% of the Bank’s securities had contractual maturity dates of one year or less and approximately 9% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 74% of the investment portfolio at September 30, 2019, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at September 30, 2019, the Company had net short-term liquidity of $202 million as compared with $249 million at December 31, 2018.  Available assets of $154 million, divided by public and purchased funds of $292 million, resulted in a long-term liquidity ratio of 53% at September 30, 2019, compared with 63% at December 31, 2018.

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
	(in thousands)

	September 30, 2019	December 31, 2018
Changes in interest rates

+200 basis points	$(51)	$1,598
+100 basis points	2,153	2,825

-100 basis points	(2,292)	(3,026)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2019 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2019, the Company did not purchase shares of its common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
July 2019:
July 1, 2019 - July 31, 2019	-	$-	-	100,000
August 2019:
August 1, 2019 - August 31, 2019	-	$-	-	100,000
September 2019:
September 1, 2019 - September 30, 2019	-	$-	-	100,000

Total:	-	$-	-	100,000

(1)

On October 17, 2017, the Board of Directors authorized the Company to repurchase up to 100,000 shares of the Company’s common stock (the “2017 Repurchase Program”). The 2017 Repurchase Program expires 24 months after its adoption and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2017 Repurchase Program as of September 30, 2019 was 100,000.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2019 and December 31, 2018; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2019 and 2018; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2019 and 2018; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2019 and 2018; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2019 and 2018; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2019 and 2018; (vii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2019 and 2018; and (viii) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              Evans Bancorp, Inc.

DATE

October 31, 2019

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

October 31, 2019

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)