Form 10-K
period 2019-12-31
EVANS BANCORP INC
filed 2020-03-12
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2019

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

On June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $177 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of March 5, 2020, 4,942,802 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 121

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2020 Annual Meeting of Shareholders, to be held on April 23 2020, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

At December 31, 2019, the Company had consolidated total assets of $1.5 billion, deposits of $1.3 billion and stockholders’ equity of $148 million.

The Company’s primary business is the operation of its subsidiaries.  It does not engage in any other substantial business activities.  The Company operates two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis.  At December 31, 2019, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company.  Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

On December 19, 2019, the Company announced that it had entered into a definitive Agreement and Plan of Reorganization (the “Agreement”) with FSB Bancorp, Inc. (“FSB”), a Maryland corporation and the parent holding company of Fairport Savings Bank (“FSB Bank”), under which FSB would be acquired by the Company (the “Merger”). Subject to the terms and conditions of the Agreement, upon the consummation of the Merger, FSB stockholders will have the right to receive, subject to possible adjustment, for each share of common stock, par value $0.01 per share, of FSB (“FSB Common Stock”), either (i) 0.4394 shares of common stock, par value $0.50 per share, of Evans (“Evans Common Stock”), or (ii) $17.80 in cash, at the election of such holder.  All such elections are subject to adjustment on a pro rata basis, so that approximately 50% of the aggregate consideration paid to FSB  stockholders will be cash and approximately 50% will be Evans Common Stock. As of December 19, 2019 total consideration to be paid was valued at approximately $35 million.

As of September 30, 2019,  FSB reported $325 million of assets, including $277 million of loans (predominantly residential real estate loans) and $24 million of investment securities, and $293 million of liabilities, including $233 million of deposits.

The Merger is subject to customary closing conditions, including, among others, (1) approval of the Agreement and the Merger by the stockholders of FSB, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the transactions contemplated by the Agreement, (4) the effectiveness of the registration statement for the Evans Common Stock to be issued in the Merger, and (5) the approval of the listing on the New York Stock Exchange American of the Evans Common Stock to be issued in the Merger.

Evans Bank, N.A.

The Bank is a nationally chartered bank that has its headquarters at One Grimsby Drive, Hamburg, NY, and a total of 15 full-service banking offices in Erie County, Niagara County, and Chautauqua County, NY.

At December 31, 2019, the Bank had total assets of $1.4 billion, investment securities of $130 million, net loans of $1.2 billion, deposits of $1.3 billion and stockholders’ equity of $145 million, compared with total assets of $1.4 billion, investment securities of $134 million, net loans of $1.1 billion, deposits of $1.2 billion and stockholders’ equity of $127 million at December 31, 2018.  The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding.  The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS.  TEA is headquartered in Hamburg, NY, with offices located throughout Western New York.  TEA is a full-service insurance agency offering personal, commercial and financial services products.  For the year ended December 31, 2019, TEA had total revenue of $10 million.

TEA’s primary market area is Erie, Chautauqua, Cattaraugus and Niagara Counties, NY.  Most lines of personal insurance are provided, including automobile, homeowners, boat, recreational vehicle, landlord, and umbrella coverage.  Commercial insurance products are also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance.  TEA also provides the following financial services products:  employee benefits, life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability.

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

MMS Merger Sub, Inc. (“MMS”).  A Maryland corporation and wholly owned subsidiary of Evans Bancorp, Inc., was newly formed for the purposes of effectuating the anticipated merger with FSB Bancorp, Inc. MMS has no assets or operations.

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

As an approximate indication of the Company’s competitive position, the Bank had the sixth most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2019 with 3% of the total market’s deposits of $46 billion.  By comparison, the market leaders, M&T Bank and KeyBank, had 80% of the Buffalo, NY metropolitan statistical area deposits combined.  The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

Bank Holding Company Regulation (BHCA)

As a bank holding company registered under the BHCA, the Company and its non-banking subsidiaries are subject to regulation and supervision under the BHCA by the FRB.  The FRB requires periodic reports from the Company, and is authorized by the BHCA to make regular examinations of the Company and its subsidiaries.

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

The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications.  A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in any non-banking activity, unless such activity has been determined by the FRB to be closely related to banking or managing banks.  The FRB has identified by regulation various non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB.    However, a bank holding company that meets specified criteria may elect to be regulated as a financial holding company and thereby engage in a broader range of nonbanking financial activities.  The Company has made such an election.

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

Supervision and Regulation of Bank Subsidiaries

The Bank is a nationally chartered banking corporation, primarily subject to supervision, examination and regulation by the OCC.  The FDIC has certain backup regulatory authority as the deposit insurer.  These regulators have the power to enjoin “unsafe or unsound practices,” require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the growth of a bank, assess civil monetary penalties, and remove a bank’s officers and directors.

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

The Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.  For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit.  The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons.  Extensions of credit: (i) must generally be made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for, and following credit underwriting procedures that are not less stringent than those applicable to, comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.  The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.  A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by, insured institutions.  It may also prohibit an insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against insured institutions under certain circumstances.  The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

Deposit insurance premiums are based on quarterly average total assets minus average tangible equity.  The FDIC imposes a risk-based premium system that determines assessment rates based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  In addition, all FDIC-insured institutions have been required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership Federal government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation. These assessments were discontinued when the interest payments were fully funded for the FICO bonds, which matured in 2019.

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

In addition to the foregoing, federal regulators have adopted regulations and examination procedures promoting the safety and soundness of institutions by specifically addressing, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefits standards for management officials.  FRB regulations, for example, subject to an exception for highly rated holding companies, generally require a bank holding company to give the FRB prior notice of any redemption or repurchase of the bank holding company’s equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.

Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank.  Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years.  As of December 31, 2019, approximately $32 million was available for the payment of dividends without prior OCC approval.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements.  At December 31, 2019, the Bank was in compliance with these requirements.

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

The OCC and other federal banking agencies have broad enforcement powers, including the power to impose substantial fines and other civil and criminal penalties, and to appoint a conservator or receiver for the assets of a regulated entity.  Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potential civil monetary penalties.

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies.  In July 2013, the Federal Reserve Board, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  These rules went into effect as to the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The capital standards applicable to the Company have been fully phased-in.  However, legislation enacted in May 2018 required the FRB to raise the threshold of its “small holding company” exception to the applicability of holding company capital requirements to $3 billion of consolidated assets.  That change became effective in August 2018.  Consequently, holding companies with less than $3 billion of consolidated assets, including the Company, are generally not subject to the Capital Rules unless otherwise directed by the FRB.  The Bank remains subject to the Capital Rules.

Basel III and the Capital Rules.  The Capital Rules generally implemented the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries.  The Capital Rules revised the definitions and the components of regulatory capital, and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also addressed asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios.

Among other matters, the Capital Rules: (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to the previous regulations.

Pursuant to the Capital Rules, the minimum capital ratios were as follows:

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

4.0% Tier 1 capital to average consolidated assets as reported on the consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, which was designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall.  The capital standards applicable to the Bank include an additional capital conservation buffer of 2.5% of CET1 on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition, the Capital Rules include certain exemptions to address concerns about the regulatory burden on community banks.  For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out (subject to a limit of 25% of Tier 1 capital).  Also, community banks were able to elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the onerous requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of common equity Tier 1 capital and, in effect, retain the AOCI treatment under the current capital rules.  Under the Capital Rules, the Bank made a one-time, permanent election to continue to exclude AOCI from capital.

The Federal Deposit Insurance Act (the “FDIA”) establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action.  The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized.  The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the FDIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal regulators have specified by regulation the relevant capital levels for each category, which are printed below.

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

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2019 are presented in Note 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets.  Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements and would be considered well-capitalized under the prompt corrective action framework.  The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets.

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

Other significant aspects of the TCJA that have a direct impact on the Company include:

•

The Company is active in the historic rehabilitation tax credit (“HTC”) market.  Before TCJA, HTC’s were allowed for 20% of qualified rehabilitation expenses (“QRE”) in the year the property is placed in service.  For properties owned before December 31, 2017 on which construction was started by June 22, 2018 and completed by December 22, 2019, the old rules still apply.  The Company has two remaining projects that fit these criteria.  For all other projects, the HTC for 20% of QRE will now be taken over a 5 year period rather than all in the first year.  This delay in cash flows to investors has negatively impacted the pricing on HTC’s.  The Company earned less than $0.1 million and $1.2 million in net income on HTC investments in 2019 and 2018, respectively, and had historic tax credit investments valued at $1.2 million as of December 31, 2019 and 2018.

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

Economic conditions in the United States remained positive in 2019, which included national and local unemployment rates of 3.5% and 4.5%, respectively, as of December 31, 2019.  Although conditions in Western New York and the United States are currently good, a slowdown of the economy could occur in the future.  The last recession ended in 2009 and has been followed by 126 months of economic expansion.  In the post-World War II era, the average period of economic expansion has been 57 months.  This could indicate that we are in a longer than normal period of economic expansion and that there is increased risk of recession.   Even though the Company is a community institution servicing a local market, in a global economy, any deteriorating conditions in other parts of the world could affect the United States economically.  Such conditions could materially adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2019, the Company's portfolio of commercial real estate loans totaled $743 million, or 61% of total loans outstanding, and the Company's portfolio of commercial and industrial (“C&I”) loans totaled $251 million, or 20% of total loans outstanding.  The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank.  However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers.  Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable.  Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans.  Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company.  Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan.  Commercial real estate loans in non-accrual status at December 31, 2019 were $7.2 million, compared with $14.6 million at December 31, 2018.  C&I loans in non-accrual status were $4.8 million and $1.7 million at December 31, 2019 and December 31, 2018, respectively.  Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company’s results of operations and financial condition.

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

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses which could exceed the allowance for loan losses.  In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews.  The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses.  As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations.  In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs.  At December 31, 2019, the Company had a gross loan portfolio of $1.2 billion and the allowance for loan losses was $15.2 million, which represented 1.24% of the total amount of gross loans.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition.  Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio.  Generally, the value of securities fluctuates inversely with changes in interest rates.  At December 31, 2019, the Company's securities available for sale totaled $128 million.  Net unrealized gains on securities available for sale amounted to $0.5 million, net of tax.  Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings.

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

The FRB reduced the targeted federal funds rate a total of 0.75% during 2019.  These actions have begun to put pressure on the Company’s net interest margin due to the re-pricing of the variable rate loan portfolio.  There is risk that further margin compression could have a material adverse effect on the Company’s results of operations and financial condition.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”).  The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY.  At December 31, 2019, the Company had a total of $10 million in borrowed funds with FHLBNY.  The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY.  As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a fair value of $1.6 million as of December 31, 2019.

There are 11 branches of the FHLB, including New York.  If a branch were at risk of breaching risk-based capital requirements, it could suspend dividends, cut dividend payments, and/or not buy back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  Nonetheless, the 11 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt; other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks.

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

Strong Competition Within the Company's Market Area May Limit the Company’s Growth and Profitability

Competition in the banking and financial services industry is intense.  The Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and financial technology companies operating locally within the Company's market area and elsewhere.  Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company does, and may offer certain services that the Company does not or cannot provide.  The Company's profitability depends upon its continued ability to successfully compete in this market area.

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

Additionally, the Consumer Financial Protection Bureau (the “CFPB”) has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. Because we have less than $10 billion in total consolidated assets, the FRB and NYSDFS, not the CFPB, are responsible for examining and supervising our compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

Noncompliance with applicable regulations may lead to adverse consequences for the Company.  A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition and results of operations.

The Company also faces a risk of noncompliance and subsequent enforcement action in connection with federal Bank Secrecy Act (the “BSA”) and other anti-money laundering and counter terrorist financing statutes and regulations.  The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service.  If the Company violates these laws and regulations, or its policies, procedures and systems are deemed deficient, it would be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans.  Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The Potential for Business Interruption Exists Throughout the Company’s Organization

Integral to the Company’s performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in the Company’s day-to-day and ongoing operations.  Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope.  This includes, but is not limited to, operational or technical failures, pandemics, ineffectiveness or exposure due to interruption in third party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly.  Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause the Company to incur additional expenses, or disrupt our third party vendors’ operations, any of which could result in a material adverse effect on the Company’s financial condition and results of operations.  In late 2019, the novel coronavirus (COVID-19) was identified as a public health issue and has since spread throughout the United States, which may cause temporary office or branch closures and other business disruptions.  Although the Company has established disaster recovery plans and procedures, the occurrence of any such events could have a material adverse effect on the Company.

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

Mergers and Acquisitions, Including the Company’s Proposed Acquisition of FSB, Involve Numerous Risks and Uncertainties

Acquisitions involve a number of risks and challenges, including the expenses involved; integration of branches and operations acquired; the outflow of customers from the acquired branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer’s book and tangible book value per share.

On December 19, 2019, the Company announced that it had entered into a definitive Agreement and Plan of Reorganization with FSB, pursuant to which FSB would be acquired by the Company. The Company’s proposed Merger with FSB involves numerous risks and uncertainties, including:

•Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met. Before the transactions contemplated by the merger agreement, including the mergers, may be completed, various approvals must be obtained from bank regulatory authorities. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Company may be materially and adversely affected.

•Failure of the Merger to be completed, the termination of the Agreement, or a significant delay in the consummation of the Merger could negatively impact the Company. The Company has incurred and will incur substantial expenses in connection with the negotiation of the Agreement and the completion of the Merger. If the Merger is not completed or is delayed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. If the consummation of the Merger is delayed, the business, financial condition, results of operations and stock price of the Company may be materially adversely affected.

•The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending. Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the Company’s business, financial condition and results of operations. The pursuit of the Merger and preparation for integration of FSB’s business may place a burden on the Company’s management and internal resources. Any significant diversion of management’s attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Agreement restricts the Company from taking certain actions without FSB’s consent while the Merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

•Litigation against FSB, the Company or their boards of directors could prevent or delay the completion of the Merger. While the Company believes that any claims that may be asserted by purported stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert management’s attention away from regular business, and any lawsuit adversely resolved against FSB, the Company or their boards of directors could have a material adverse effect on the Company’s business, financial condition and results of operations.

•If the Merger is completed, FSB stockholders will receive Company common stock in exchange for their shares of FSB common stock.  If those stockholders sell substantial amounts of Company common stock in the public market following completion of the mergers, the market price of the Company’s common stock may decrease. These sales might also make it more difficult for the Company to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

•The Company’s current stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

If Regulators Impose Limitations on the Company’s Commercial Real Estate Lending Activities, Earnings Could Be Adversely Affected

In 2006, the federal bank regulatory agencies issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  The Company’s non-owner occupied commercial real estate level equaled 352% of total risk-based capital at December 31, 2019.  Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 460% at December 31, 2019.  If the Company’s regulators were to impose restrictions on the amount of commercial real estate loans it can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Company’s earnings would be adversely affected.

The Company Is Required to Transition From the Use of LIBOR

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  LIBOR will be discontinued on December 31, 2021.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks. If the Company is required to implement substitute indices for the calculation of interest rates, it may incur expenses in effecting the transition, and may be subject to disputes or litigation over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on the Company’s results of operations. Additionally, since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change the Company’s market risk profile, requiring changes to risk and pricing models.

EMPLOYEES

As of December 31, 2019, the Bank had 250 employees, TEA had 61 employees, and FCS had 4 employees.  The Company had no direct employees.  Management believes that the Company’s subsidiaries have good relationships with their employees.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2019, the Bank conducted its business from its administrative office and 15 branch offices.  The Bank’s administrative office is located at One Grimsby Drive in Hamburg, NY.  The administrative office facility is 26,000 square feet and is owned by the Bank.  This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank.  The Bank also owns a building on Sunset Drive in Hamburg, NY that houses its Operations Center and a 50,000 square foot building on Main Street in Williamsville, NY that was purchased in 2019 and is currently being renovated and will become the Company’s new administrative office facility in 2020.

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

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The Company’s common stock is listed on the NYSE American under the symbol “EVBN.”

Holders.  The approximate number of holders of record of the Company’s common stock as of March 4, 2020 was 1,149.

The amount and type (cash or stock), if any, of future dividends will be determined by the Company’s Board of Directors and will depend upon the Company’s earnings, financial conditions and other factors considered by the Board of Directors to be relevant.  The Bank pays a dividend to the Company to provide funds for: debt service on the junior subordinated debentures, a portion of the proceeds of which were contributed to the Bank as capital; dividends the Company pays; treasury stock repurchases; and other Company expenses.  As discussed above under “Item 1A. Risk Factors,” the Company is dependent upon cash flow from its subsidiaries in order to fund its dividend payments.  There are various legal limitations with respect to the Bank’s ability to supply funds to the Company.  In particular, under Federal banking law, the approval of the FRB and OCC may be required in certain circumstances, prior to the payment of dividends by the Company or the Bank.  As of December 31, 2019,  approximately $32 million was available for the payment of dividends without prior OCC approval.  See Note 22 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning contractual and regulatory restrictions on the payment of dividends.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2014 to December 31, 2019) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index.  The comparison for each of the periods assumes that $100 was invested on December 31, 2014 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions.  This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,
NYSE American Composite Index, and NASDAQ Bank Index

Total Return Performance
Index
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Evans Bancorp, Inc.	100.00	109.01	137.64	186.55	147.65	187.47
NASDAQ Bank	100.00	108.84	150.17	158.37	132.75	165.11
NYSE American - Composite Index	100.00	90.59	100.23	118.83	104.85	119.23

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 2019:
October 1, 2019 - October 31, 2019	-	$-	-
November 2019:
November 1, 2019 - November 30, 2019	-	$-	-
December 2019:
December 1, 2019 - December 31, 2019	-	$-	-

Total:	-	$-	-

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$1,460,230	$1,388,207	$1,295,633	$1,100,709	$939,107
Interest-earning assets	1,373,488	1,304,256	1,214,806	1,030,113	873,450
Investment securities	130,308	133,789	149,152	97,205	98,758
Loans and leases, net	1,211,356	1,141,146	1,051,296	928,596	761,101
Deposits	1,267,440	1,215,058	1,051,229	939,974	802,982
Borrowings	23,755	24,472	108,869	49,689	32,151
Stockholders' equity	148,453	131,646	118,342	96,748	91,256

Income Statement Data
Net interest income	$52,055	$48,107	$42,017	$35,248	$31,804
Non-interest income	18,082	15,227	13,003	11,252	13,720
Non-interest expense	47,820	43,293	38,594	35,096	32,698
Net income	17,014	16,356	10,479	8,272	7,843

Per Share Data
Earnings per share - basic	$3.47	$3.40	$2.21	$1.93	$1.85
Earnings per share - diluted	3.42	3.32	2.16	1.90	1.82
Cash dividends	1.04	0.92	0.80	0.76	0.72
Book value	30.12	27.13	24.74	22.50	21.44

Performance Ratios
Return on average assets	1.17%	1.20%	0.89%	0.80%	0.87%
Return on average equity	12.08%	13.20%	9.11%	8.74%	8.82%
Net interest margin	3.82%	3.77%	3.80%	3.67%	3.80%
Efficiency ratio	68.18%	68.36%	70.15%	75.48%	71.83%
Efficiency ratio (Non-GAAP) *	67.21%	66.87%	68.50%	74.03%	71.83%
Dividend payout ratio	29.97%	27.06%	36.20%	39.38%	38.92%

Capital Ratios
Tier 1 capital to average assets	10.33%	9.73%	10.11%	9.49%	10.45%
Equity to assets	10.17%	9.48%	9.13%	8.79%	9.72%

Asset Quality Ratios
Total non-performing assets to
total assets	0.99%	1.37%	1.06%	1.09%	1.71%
Total non-performing loans and
leases to total loans and leases	1.17%	1.64%	1.29%	1.28%	2.07%
Net charge-offs (recoveries) to
average loans and leases	(0.03)%	0.06%	0.07%	0.02%	0.12%
Allowance for loan and lease losses
to total loans and leases	1.24%	1.28%	1.32%	1.48%	1.66%

*  The calculation of the non-GAAP efficiency ratio excludes amortization of intangibles, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions.

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2019 and 2018.  The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.    Management's Discussion and Analysis comparing the results for the year ended December 31, 2018 to the results for the year ended December 31, 2017 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, which is hereby incorporated by reference.

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

Summary

Net income in 2019 was $17.0 million, a 4% increase from 2018 net income of $16.4 million.  The primary driver of the increase in the Company’s net income during 2019 was higher net interest income resulting from strong growth in the Company’s commercial loan portfolio and improved net interest margin, partially offset by an increase in deposit interest expense.  Net interest income was $52.1 million in 2019, an 8% increase from 2018, reflecting an increase in average loans in 2019 of 8% compared with 2018, while net interest margin was 3.82% and 3.77% in 2019 and 2018, respectively.

Provision for loan losses was $0.1 million and $1.4 million in 2019 and 2018, respectively.  The decrease in provision for loan losses during 2019 compared with the prior year primarily reflects improved asset quality of impaired loans, including the successful restructure and payoff of a single commercial construction loan of $8 million, and a decrease in net loan charge-offs due to a single commercial loan recovery of $0.7 million, offset by loan growth and an increase in criticized loans. Non-performing loans as a percentage of total loans decreased from 1.64% at December 31, 2018 to 1.17% at December 31, 2019.

Non-interest income was $18.1 million and $15.2 million in 2019 and 2018, respectively.  The largest component of the Company’s non-interest income, insurance service revenue, was $10.7 million in 2019, an increase of $1.3 million from 2018.  The increase in insurance service revenue compared to 2018 largely reflected the R&S acquisition, which was effective July 1, 2018, and revenue growth in various business lines including employee benefits and commercial and personal insurance commissions.   Deposit service charges were $2.6 million in 2019, an increase of $0.4 million from 2018.  The increase in non-interest income during 2019 also reflects a $0.9 million loss on an investment in a historic rehabilitation tax credit during 2018.  There were no significant historic tax credit transactions during 2019.

Non-interest expense was $47.8 million, an increase of $4.5 million from 2018.   Salaries and benefits expense, the largest component of non-interest expenses, increased $2.2 million compared to 2018 due to an investment in talent in the form of salaries and benefits expenses related to an insurance agency acquisition and for new and existing employees that management believes are critical to the Company’s growth strategy.  The Company has also made a significant investment in technology, including more sophisticated ATM cards, online banking activity and software costs, resulting in an increase in technology expenses of $0.7 million in 2019 when compared with 2018.   Professional services expenses in 2019 were up $1.3 million compared to 2018, largely due to atypical legal and accounting costs, including those related to merger-related activities.

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

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives.  While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results.  The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense.  Net interest income accounted for 74% of total revenue in 2019.  To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Company has focused its efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; (4) retail customers; and (5) municipal customers.  The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers.  These efforts contributed to the strong growth in the commercial loan portfolio, core deposits, and insurance agency revenue during fiscal 2019.

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

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis.  The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.  As of December 31, 2019, TEA had $10.5 million in goodwill.  The banking reporting unit does not have any goodwill.  All of the goodwill stems from the acquisition of various insurance agencies, not the purchase of diverse companies in which goodwill was subjectively allocated to different reporting units.  Therefore, a total market capitalization reconciliation was not performed because not all of the reporting units had goodwill.

Management valued TEA, the reporting unit with goodwill, using cash flow modeling and earnings multiple techniques.  The fair value determined in the impairment test was substantially higher than the carrying value for TEA.  Management’s methodology for testing goodwill for impairment can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives utilizing the straight-line method.  The Company had $2.0 million in intangible assets, net of accumulated amortization, as of December 31, 2019, primarily related to acquired customer relationships which are amortized over a 7-year period and a trade name which is amortized over a 5-year period.  On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amounts of the intangible assets may be impaired.

For further discussion of the Company’s accounting policy for goodwill and other intangible assets, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

Net Income

Net income of $17.0 million in 2019 consisted of $16.0 million related to the Company’s banking activities and $1.0 million related to the Company’s insurance agency activities.  The total net income of $17.0 million was a 4% increase from $16.4 million in 2018.  Earnings per diluted share for 2019 of $3.42 were 3% higher than the earnings per diluted share of $3.32 for 2018

Net Interest Income

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2019, 2018, and 2017.  The assets and liabilities are presented as daily averages.  The average loan balances include both performing and non-performing loans.  Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest.  Available-for-sale securities are stated at fair value.  Interest and yield are not presented on a tax-equivalent basis.

	2019			2018			2017
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,188,436	$60,193	5.06%	$1,105,426	$53,282	4.82%	$961,876	$44,379	4.61%
Taxable securities	130,535	3,537	2.71%	121,670	3,253	2.67%	100,836	2,466	2.45%
Tax-exempt securities	12,157	313	2.57%	27,784	650	2.34%	35,128	837	2.38%
Interest bearing deposits at banks	32,166	697	2.17%	20,062	427	2.13%	6,699	66	0.99%
		-			-			-
Total interest-earning assets	1,363,294	$64,740	4.75%	1,274,942	$57,612	4.52%	1,104,539	$47,748	4.32%

Non interest-earning assets:
Cash and due from banks	13,988			13,932			13,545
Premises and equipment, net	11,960			10,483			10,957
Other assets	61,823			58,891			49,055
	-
Total Assets	$1,451,065			$1,358,248			$1,178,096

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$126,628	$540	0.43%	$115,193	$317	0.28%	$93,881	$206	0.22%
Regular savings	595,605	5,248	0.88%	572,921	3,707	0.65%	536,862	2,593	0.48%
Time deposits	286,181	6,151	2.15%	246,588	4,392	1.78%	160,440	2,088	1.30%
Other borrowed funds	10,000	173	1.73%	30,981	543	1.75%	26,491	397	1.50%
Junior subordinated debentures	11,327	565	4.99%	11,330	535	4.72%	11,327	426	3.76%
Securities sold U/A to repurchase	4,279	8	0.19%	6,166	11	0.18%	10,703	21	0.20%

Total interest-bearing liabilities	1,034,020	$12,685	1.23%	983,179	$9,505	0.97%	839,704	$5,731	0.68%

Noninterest-bearing liabilities:
Demand deposits	255,125			235,998			208,898
Other	21,119			15,143			14,512
Total liabilities	$1,310,264			$1,234,320			$1,063,114

Stockholders' equity	140,801			123,928			114,982

Total Liabilities and Equity	$1,451,065			$1,358,248			$1,178,096

Net interest earnings		$52,055			$48,107			$42,017
Net interest margin			3.82%			3.77%			3.80%
Interest rate spread			3.52%			3.55%			3.64%

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

	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$4,122	$2,789	$6,911	$6,851	$2,052	$8,903
Taxable securities	239	45	284	543	244	787
Tax-exempt securities	(396)	59	(337)	(173)	(14)	(187)
Interest-bearing deposits at banks	262	8	270	229	132	361
Total interest-earning assets	$4,227	$2,901	$7,128	$7,450	$2,414	$9,864

Interest paid on:
NOW accounts	$34	$189	$223	$52	$59	$111
Savings deposits	152	1,388	1,540	184	930	1,114
Time deposits	770	989	1,759	1,366	938	2,304
Other borrowed funds	(607)	265	(342)	-	245	245
Total interest-bearing liabilities	$349	$2,831	$3,180	$1,602	$2,172	$3,774

Net interest income increased by $3.9 million, or 8%, to $52.1 million in 2019 from $48.1 million in 2018.  As indicated in the preceding table, this increase primarily resulted from increased loan volume and higher loan yields, partially offset by increased time deposit balances and higher savings and time deposit rates.  Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.9 million, while the rates earned and paid on those respective assets and liabilities had a positive impact of less than $0.1 million.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $69 million, or 8%, from a $901 million average balance in 2018 to a $970 million average balance in 2019.  Consumer loans, including residential mortgages and home equity lines of credit, increased 6% from a $218 million average balance in 2018 to a $232 million average balance in 2019.

On the funding side, total average deposits increased $93 million, or 7%, year over year to $1.3 billion in 2019.  The Company has continued to be successful in attracting new deposit customers, with most of that success coming from growth in commercial demand deposit products, municipal savings deposits, and consumer deposits.  Commercial deposits increased as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances. The Company invested in its government banking program in an effort to enhance another opportunity to acquire core deposits.  Brokered time deposits are utilized as an additional funding source for loan growth.  The Company offered competitive rates for time deposits as a way to raise funds for loan growth and fix interest rates for a portion of its deposit portfolio.  Consistent with the industry wide trend, rising interest rates in recent years led to a shift in the Company’s deposit mix, as consumer preferences move toward term products with higher rates, resulting in a decrease in consumer savings deposits and an increase in consumer time deposits.  Average time deposits grew $40 million, or 14% in 2019, consisting of a $20 million increase in retail time deposits and a $20 million increase in brokered time deposits.  Average savings deposits grew $23 million, or 4%, in 2019, as increases of $28 million in commercial savings deposits and $21 million in municipal savings deposits, were partially offset by a $26 million decrease in consumer savings deposits which largely funded the growth in retail time deposits.  Average demand deposits grew $19 million, or 8%, in 2019, including increases of $13 million in commercial deposits, and $8 million in retail deposits.  Average NOW deposits increased $11 million, or 9%, in 2019, predominantly the result of new product offerings and a $4.5 million increase in municipal deposit balances.

Net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.55% in 2018 to 3.52% in 2019.  The yield on interest-earning assets increased 23 basis points to 4.75% in 2019, while the cost of interest-bearing liabilities increased 26 basis points to 1.23% over the same time periods.  The increase in interest-earning asset yields is primarily the result of the impact of a higher average target federal funds rate in 2019 on the Bank’s variable rate loan portfolio.  Most of the Bank’s variable rate loan portfolio is tied to the Bank’s prime rate, which increases correspondingly with increases in the targeted overnight federal funds rate.  The increase in the cost of interest-bearing liabilities is the result of a competitive deposit market in which the Company increased promotional pricing on certain deposit products, primarily time deposits.  The rate paid on average time deposits increased from 1.78% in 2018 to 2.15% in 2019.  Average time deposits were 28% of total interest-bearing liabilities in 2019, compared with 25% in the prior year period.

The Company’s net interest margin increased from 3.77% in 2018 to 3.82% in 2019, reflecting higher yielding loan balances.  Several factors could continue to put pressure on the Company’s net interest margin in the future, including reductions of the targeted federal funds rate and increased pricing competition for loans and deposits.

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

Provision for Loan Losses

The Company’s provision for loan losses of $0.1 million in 2019 was down from $1.4 million in 2018 primarily due to improved asset quality of impaired loans including the successful restructure and payoff of a single commercial construction loan of $8 million, and a decrease in net loan charge-offs due to a single commercial loan recovery of $0.7 million, offset by loan growth and an increase in criticized loans.  The ratio of non-performing loans to total loans was 1.17% at December 31, 2019 compared with 1.64% at the end of 2018.  The Company records a specific reserve on impaired loans and a higher reserve percentage on criticized loan balances, or those loans risk-rated special mention or worse, which are collectively evaluated for impairment.  At December 31, 2019, criticized loans that were collectively evaluated for impairment totaled $36.8 million, compared with $20.1 million at December 31, 2018.  Overall, total loans collectively evaluated for impairment increased $76 million to $1.2 billion at the end of 2019 from $1.1 billion as of December 31, 2018 resulting in additional provision due to the loan growth qualitative factor.  There was not a material impact on the provision due to any changes in qualitative factors related to economic factors as the economy remained on a steady growth path with relatively low unemployment in the Company’s primary market area throughout 2019.

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

	At December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$1,438	$1,463	$1,226	$862	$1,400
Commercial and multi-family	5,659	5,945	8,938	1,874	3,574
Construction-residential	-	-	-	-	-
Construction-commercial	1,575	8,636	-	4,178	4,187
Home equities	890	1,253	1,119	1,261	1,058
Total mortgage loans on
real estate	9,562	17,297	11,283	8,175	10,219

Commercial and industrial loans	4,834	1,694	1,749	3,106	5,312
Consumer and other loans	-	-	9	17	14

Total non-accruing loans
and leases	$14,396	$18,991	$13,041	$11,298	$15,545

Accruing loans 90+ days past due	-	-	674	722	497
Total non-performing loans
and leases	$14,396	$18,991	$13,715	$12,020	$16,042

Total non-performing loans and
leases to total assets	0.99%	1.37%	1.06%	1.09%	1.71%
Total non-performing loans and
leases to total loans and leases	1.17%	1.64%	1.29%	1.28%	2.07%

Non-performing loans decreased $4.6 million from $19.0 million at December 31, 2018 to $14.4 million at December 31, 2019.  The decrease in 2019 was primarily driven by the restructuring and payoff of one large commercial loan relationship of $8.6 million that was in nonaccrual status during 2018, offset by loans previously in accruing status that moved to non-accrual status during 2019.  Non-performing loans included $14.4 million of non-accruing loans at December 31, 2019 compared with $19.0 million at December 31, 2018.  There were no accruing loans categorized as 90 days past due at December 31, 2019 and 2018.

The Company had $8.3 million in loans that were restructured and deemed to be a troubled debt restructuring (“TDR”) at December 31, 2019 with $4.0 million of those balances in non-accrual status, compared with $17.6 million and $12.9 million, respectively, at December 31, 2018.  The decrease in TDR loans reflects the restructuring and payoff of the non-accruing construction loan discussed above. Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the restructurings were completed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty.  Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2019 and 2018.  The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.

The following table presents the Company’s TDR loans as of December 31, 2019 and 2018:

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other loans	21	-	21	21
				.
Total TDR loans	$8,258	$4,027	$4,231	$47

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154
Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716
Home equities	756	122	634	-
Consumer and other	23	-	23	23
Total TDR loans	$17,595	$12,871	$4,724	$907

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan losses by categories:

	2019	2018	2017	2016	2015
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$14,784	$14,019	$13,916	$12,883	$12,533
CHARGE-OFFS:
Residential mortgages	(13)	(86)	-	-	(66)
Commercial and multi-family	(33)	(262)	(127)	-	(139)
Home equities	(22)	(27)	(1)	-	-
Commercial and industrial loans	(301)	(203)	(791)	(360)	(799)
Consumer and other loans	(156)	(113)	(66)	(47)	(43)
TOTAL CHARGE-OFFS	(525)	(691)	(985)	(407)	(1,047)

RECOVERIES:
Residential mortgages	-	-	-	2	2
Commercial and multi-family	2	-	-	59	44
Home equities	-	1	3	3	-
Commercial and industrial loans	797	41	323	151	126
Consumer and other loans	42	12	24	16	9
TOTAL RECOVERIES	841	54	350	231	181

NET CHARGE-OFFS	316	(637)	(635)	(176)	(866)
PROVISION FOR LOAN
AND LEASE LOSSES	75	1,402	738	1,209	1,216
BALANCE AT THE END OF YEAR	$15,175	$14,784	$14,019	$13,916	$12,883

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	(0.03)%	0.06%	0.07%	0.02%	0.12%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.24%	1.28%	1.32%	1.48%	1.66%

At December 31, 2019 the Company had net loan recoveries of $0.3 million compared to net loan charge-offs of $0.6 million in 2018.  The ratio of net loan charge-offs to average net loans outstanding was 0.06% in 2018 compared with net loan recoveries of 0.03% in 2019.  During 2019 a $0.7 million recovery was recognized as a previously charged-off commercial loan paid off.  The largest charge-off in 2018 was a $0.3 million partial charge-off of a commercial real estate loan.  The loan was charged-off when it was determined that the non-accruing loan was no longer collectible and the value of the collateral supporting the loan was appraised lower than the outstanding loan balance.

An allocation of the allowance for loan losses by portfolio type over the past five years follows:

	Balance at 12/31/2019:	Percent of loans to total loans:	Balance at 12/31/2018:	Percent of loans to total loans:	Balance at 12/31/2017:	Percent of loans to total loans:	Balance at 12/31/2016:	Percent of loans to total loans:	Balance at 12/31/2015:	Percent of loans to total loans:
	(in thousands)
Residential
mortgages*	$1,071	13%	$1,121	14%	$950	12%	$769	13%	$909	14%
Commercial
mortgages*	9,005	61%	8,844	60%	7,409	59%	7,890	59%	7,135	59%

Home equities	397	6%	345	6%	347	7%	348	7%	371	8%
Commercial
loans	4,547	20%	4,368	20%	5,204	22%	4,813	21%	4,383	19%
Consumer
loans**	155	-%	106	-%	109	-%	96	-%	85	-%

Unallocated	-	-%	-	-%	-	-%	-	-%	-	-%
	$15,175	100%	$14,784	100%	$14,019	100%	$13,916	100%	$12,883	100%

* includes construction loans

** includes other loans

Commercial mortgages comprised 59% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 61%, of the total loan portfolio as of December 31, 2019, as compared with 60% of the allowance and 60% of the total loan portfolio at December 31, 2018.  The decrease in the percentage of the allowance attributed to commercial mortgages reflected the decrease in impaired loans within the commercial real estate portfolio.

C&I loans comprised 30% of the allowance for loan losses despite being only 20% of the loan portfolio as of December 31, 2019.  C&I loans have the highest historical loss experience compared to the other portfolio segments and this is reflected in the allowance allocated to the different portfolio segments.  Therefore, C&I loans have the highest allowance allocation as a percentage of the portfolio segment when compared with the other portfolio segments.

Overall, the ratio of the allowance for loan losses to total loans decreased from 1.28% at December 31, 2018 to 1.24% on December 31, 2019.  The decrease is a reflection of loan growth and a sustained level of low charge-offs.  The non-performing loans to total loans ratio decreased from 1.64% at the end of 2018, to 1.17% at the conclusion of 2019.

The Company maintains a robust loan review process to ensure that specific credits are appropriately graded and reserved.  Management believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased by $2.9 million from $15.2 million in 2018 to $18.1 million in 2019.   The primary factor driving the increase was revenue growth in insurance services fees of 14%, or $1.3 million to $10.7 million.  Insurance revenue remains the largest component of non-interest income at 59% of total non-interest income.  TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.  The largest contributors of the increase in insurance income from 2018 were commercial and personal lines revenue of $0.4 million and $0.3 million, respectively.  TEA’s increased insurance service and fee revenue reflected a full year of revenue from the R&S agency which was acquired during

2018.  Employee benefit revenue increased $0.3 million from 2018 as well as profit sharing and insurance claims services revenue each contributing $0.1 million to the increase in revenue during 2019.

Deposit service charges increased $0.4 million, or 18% to $2.6 million from 2018.  This increase reflects newer service offerings, including overdraft protection for small business customers.

The Company is actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits.  When a project is completed, the Company recognizes tax benefits with a related reduction in the investment.  The impact on non-interest income from historic tax credit investments was a $0.9 million loss in 2018.  There were no significant historic tax credit transactions in 2019.  The 2018 loss on historic tax credit investments was more than offset by corresponding income tax benefit.  For further discussion of the Company’s accounting for historic tax credit transactions, see Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Non-Interest Expense

Total non-interest expense increased $4.5 million, or 10%, from $43.3 million in 2018 to $47.8 million in 2019.  The largest increases in non-interest expense in 2019 when compared with 2018 were salaries and employee benefits, which increased $2.2 million, or 8%, professional services which increased $1.3 million, or 52% and technology and communication expenses, which increased $0.7 million, or 22%.  Offsetting those increases was a reduction in FDIC insurance expense of $0.6 million, or 58% as a result of lower assessment rates resulting from improved financial ratios and the application of the FDIC’s small bank assessment credit.

The increase in salaries and employee benefits stems from the addition of new employees as part of the Company’s planned growth strategy, merit increases, higher incentive compensation and severance costs.  The increase in professional services expenses was largely due to atypical legal and accounting costs, including merger-related activities and costs associated with a cyber incident and related matters.  Technology and communications expenses increased due to higher software costs, volume related ATM card fees and online banking activity.

The efficiency ratio expresses the relationship of operating expenses to revenues.  The Company's GAAP efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income, was 68.2% in 2019 compared with 68.4% in 2018.  The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions was 67.2% in 2019 compared with 66.9% in 2018.

Taxes

Income tax expense for the year was $5.2 million, representing an effective tax rate of 23.5% compared with an effective tax rate of 12.2% in 2018.  Income tax expense in 2018 included a tax benefit relating to historic tax credit transactions in addition to the benefit of a change in estimate of when certain state historic tax credits will be taxable for federal purposes.  Excluding these items, the effective tax rate was 22.2% in 2018.  For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2019 and 2018, see Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

The Company had total assets of $1.5 billion at December 31, 2019, an increase of $72 million, or 5%, from $1.4 billion at December 31, 2018.  Net loans of $1.2 billion at the recent year end were $70 million, or 6%, higher than at December 31, 2018.  Total investment securities decreased $4 million from $134 million at December 31, 2018 to $130 million at December 31, 2019, and deposits increased by $52 million, or 4%, to $1.3 billion as of the end of 2019.  Stockholders’ equity was $148 million at the conclusion of 2019, a $17 million, or 13% increase from $132 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase.  The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities.  Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase.  The Company did not own any out-of-state municipal bonds at December 31, 2019 or December 31, 2018.  Bonds rated below A are reviewed periodically to ensure their continued credit worthiness.  While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area.  Those municipalities are typically customers of the Bank whose financial situation is familiar to management.  The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.”  Securities designated as held to maturity are reported at amortized cost and consist of municipal investments that the Bank has made in its local market area.  At December 31, 2019, $2.4 million in securities were designated as held to maturity.  Debt and mortgage backed securities designated as available for sale are reported at fair market value.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security.   If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2019 or 2018.

The available for sale portfolio totaled $128 million or approximately 98% of the Company’s securities portfolio at December 31, 2019.  Net unrealized gains and losses on available for sale securities resulted in an unrealized gain of $0.7 million at December 31, 2019, as compared with an unrealized loss of $3.2 million at December 31, 2018  The change in the net unrealized position of the portfolio in 2019 was due to the decrease in market interest rates during the year.  Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity.  For the year ended December 31, 2019, the impact of net unrealized gains, net of taxes, on stockholders’ equity was $2.9 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2019.  Management assessed those securities available for sale in an unrealized loss position at December 31, 2019 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Securities and interest-bearing deposits at banks made up 13% of the Company’s total average interest-earning assets in 2019 and 2018.  The Company’s securities portfolio outstanding balances decreased from $134 million at December 31, 2018 to $130 million at December 31, 2019 and the Company’s interest-bearing deposits at banks increased from $26 million to $28 million over the same time period.  The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks.  At December 31, 2019, the Company’s concentration in U.S. government-sponsored agency bonds was 22% of the total securities balance versus 25% at December 31, 2018.  Government-sponsored mortgage-backed securities comprised 74% of the portfolio at December 31, 2019, compared with 57% of the portfolio at December 31, 2018, and tax-advantaged municipal bonds made up 4% of the portfolio at December 31, 2019 versus 18% of the portfolio at December 31, 2018.  The decrease in securities was a result of managing excess funds into interest-bearing deposits.  With the flattened yield curve, the Company determined that maintaining liquidity was preferred to purchasing longer duration securities, which do not offer the appropriate level of yield during the year.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities.  The Bank held $1.6 million and $1.5 million in FHLB stock as of December 31, 2019 and 2018, respectively, and $2.0 million and $1.9 million in FRB stock at December 31, 2019 and 2018, respectively.

Income from securities held in the Bank’s investment portfolio represented 6% of total interest income of the Company in 2019 and 7% in 2018 and 2017.  Taxable securities yields improved to 2.71% in 2019 from 2.67% in 2018, and 2.45% in 2017, while tax-exempt yields were 2.51% in 2019, 2.34% in 2018 from 2.38% in 2017.     Returns improved in 2019 as market interest rates rose.  The tax-exempt portfolio has significantly declined since 2017 as the decrease in the Company’s federal tax rate has reduced the effectiveness of municipal bonds.

Available for sale securities with a total fair value of $102 million at December 31, 2019 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as debt and mortgage backed securities at fair value and securities designated as equity and held to maturity at amortized cost as of December 31, 2019 and 2018:

	At December 31,
	2019	2018
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$28,155	$33,928
States and local subdivisions	3,351	22,173
Total debt securities	$31,506	$56,101

Mortgage-backed securities
FNMA	$34,672	$27,039
FHLMC	15,514	14,225
GNMA	3,413	1,630
SBA	13,772	9,133
CMO's	29,045	23,976
Total mortgage-backed securities	$96,416	$76,003
Total available for sale securities	$127,922	$132,104

Held to Maturity:
Debt securities
States and local subdivisions	$2,386	$1,685

Total held to maturity securities	$2,386	$1,685

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2019.  Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$6,014	1.70%	$5,320	2.33%	$16,821	2.43%	$-	-%
States and political
subdivisions	-	-%	1,306	3.57%	2,045	3.30%	-	-%
Total debt securities	$6,014	1.70%	$6,626	2.57%	$18,866	2.52%	$-	-%

Mortgage-backed securities
FNMA	$-	-%	$4,405	2.41%	$11,302	2.62%	$18,965	3.12%
FHLMC	-	-%	117	3.87%	1,422	2.44%	13,975	3.00%
GNMA	-	-%	-	-%	357	3.74%	3,056	3.39%
SBA	-	-%	-	-%	-	-%	13,772	2.82%
CMO	-	-%	-	-%	2,853	3.19%	26,192	2.44%
Total mortgage-backed
securities	$-	-%	$4,522	2.45%	$15,934	2.73%	$75,960	2.82%

Total available for sale	$6,014	1.70%	$11,148	2.52%	$34,800	2.62%	$75,960	2.82%

Held to Maturity:
Debt Securities
States and political
subdivisions	$1,139	2.53%	$712	2.95%	$54	3.50%	$481	2.97%
Total held to maturity	$1,139	2.53%	$712	2.95%	$54	3.50%	$481	2.97%

Total securities	$7,153	1.83%	$11,860	2.55%	$34,854	2.62%	$76,441	2.82%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans.  The Bank primarily extends loans to customers located within the Western New York area.  Interest income on loans represented 93% of the total interest income of the Company in 2019, 92% in 2018 and 93% in 2017.  The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.2 billion and $1.1 billion at December 31, 2019 and December 31, 2018, respectively.  The net loan portfolio represented 87% of the Company’s average interest-earning assets during 2019 and 2018.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$158,572	$158,404	$131,208	$118,542	$103,941
Commercial and multi-family	645,036	592,507	519,902	462,385	399,819
Construction-Residential	1,067	113	2,134	2,540	1,546
Construction-Commercial	97,848	105,196	107,274	93,240	60,892
Home equities	69,351	70,546	69,745	66,234	61,042
Total real estate loans	971,874	926,766	830,263	742,941	627,240

Commercial and industrial loans	251,197	226,057	232,211	197,371	144,330
Consumer and other loans	1,926	1,520	1,654	1,417	1,735
Net deferred loan origination costs	1,534	1,587	1,187	783	679
Total gross loans and leases	1,226,531	1,155,930	1,065,315	942,512	773,984

Allowance for loan and
lease losses	(15,175)	(14,784)	(14,019)	(13,916)	(12,883)

Loans and leases, net	$1,211,356	$1,141,146	$1,051,296	$928,596	$761,101

Real Estate Loans

Approximately 79% of the Bank’s total loan portfolio at December 31, 2019 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans.  The Bank’s real estate loan portfolio was $972 million at December 31, 2019, compared with $927 million at December 31, 2018.  The real estate loan portfolio increased by 5% in 2019 over 2018 compared with an increase of 12% in 2018 over 2017.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio.  Fixed rate residential mortgage loans outstanding totaled $156 million at December 31, 2019 and 2018, which was 13% and 14% of total loans outstanding, respectively.  This balance did not include any construction residential mortgage loans, which are discussed below.  Residential mortgage originations in 2019 were $28 million compared with $45 million in 2018. The decline was primarily the result of a decrease in number of mortgage loan officers at the Bank.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  In 2019, the Bank sold $13 million in mortgages to FNMA under this arrangement, compared with $4 million in mortgages sold in 2018.

At December 31, 2019, the Bank had retained the servicing rights on $76 million in mortgages sold to FNMA, compared with a $73 million servicing portfolio of loans sold to FNMA at December 31, 2018.  The Company recorded a net servicing asset for such loans of $0.6 million at December 31, 2019 and 2018.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years.  Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter.  The Bank’s outstanding adjustable rate residential mortgage loans were $2 million at December 31, 2019 and 2018.  At each respective time period adjustable rate residential mortgage loans represented less than 1% of total loans outstanding.  With rates on fixed rate mortgage products at still near historic lows, there has been little demand for variable-rate products which has resulted in minimal growth in variable rate mortgage loan balances.

Overall, residential real estate loans remained relatively flat, from $158 million at December 31, 2018 to $159 million at December 31, 2019.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors.  The Bank’s outstanding commercial mortgage loans were $645 million at December 31, 2019, which was 53% of total loans outstanding, and 9% higher than the $593 million balance at December 31, 2018.  The Company’s Western New York footprint continued to experience strong demand for commercial real estate in 2019.  The balance at December 31, 2019 included $204 million in fixed rate and $441 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans.  The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio.  At December 31, 2019, the real estate loan portfolio included $69 million of home equity loans, which represented 6% of total loans outstanding, compared with $71 million and 6% at December 31, 2018, respectively.  The total home equity portfolio included $61 million in variable rate loans and $8 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities.  At December 31, 2019, adjustable rate construction loans outstanding totaled $85 million, or 7% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $14 million, or 1% of total loans outstanding.  At December 31, 2018, adjustable rate construction loans outstanding totaled $103 million, or 9% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $3 million, or less than 1% of total loans outstanding.  Western New York has experienced a strong commercial construction market recently and the Company’s commercial real estate lending expertise has allowed the Company to take advantage of this strong market and grow this portfolio significantly over the past three years.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities.  The Bank’s C&I loan portfolio totaled $251 million at December 31, 2019, compared with $226 million at December 31, 2018, a 11% increase.  The growth is attributable to the success of the Bank’s community-focused and relationship-based lending approach in the local market.  C&I loans represented 20% of the Bank’s total loans at the end of 2019 and 2018, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets.  At December 31, 2019, 53% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $2 million at December 31, 2019 and 2018, representing less than 1% of the Bank’s total loans outstanding at those dates.  Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis.  This segment of the portfolio is done on an accommodation basis for customers.  The Company does not actively try to grow the portfolio in a significant way.  Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial and industrial loans and commercial real estate construction loans outstanding as of December 31, 2019 and the classification of those loans due after one year according to sensitivity to changes in interest rates.

	Within	After One But	After Five
	One Year	Within Five Years	Years	Total
	(in thousands)
Commercial and industrial	$77,161	$98,332	$75,704	$251,197
Commercial real estate construction	32,429	14,269	51,150	97,848
	$109,590	$112,601	$126,854	$349,045

Loans maturing after one year with:
Fixed Rates		$52,217	$75,426
Variable Rates		60,384	51,428
		$112,601	$126,854

SOURCES OF FUNDS

General

Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, and borrowings from the FHLB and from correspondent banks.

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit.  Bank deposits are insured up to the limits provided by the FDIC.  The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)

Demand deposits	$263,717	$231,902	$219,664
NOW accounts	140,654	110,450	109,378
Regular savings	587,142	571,479	535,730
Time deposits, $250,000 and over	58,002	59,525	40,182
Other time deposits	217,925	241,702	146,275
Total	$1,267,440	$1,215,058	$1,051,229

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2019:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$31,636	$60,265	$25,023	$25,884	$142,808
Other time deposits	21,561	40,138	30,003	41,417	133,119
Total time deposits	$53,197	$100,403	$55,026	$67,301	$275,927

Total deposits at December 31, 2019 increased $52 million or 4% from the end of 2018. The increase was comprised of higher commercial and municipal deposits.  Commercial deposits increased as the Company was able to attract new core customers and some current commercial customers maintained higher cash balances. The Company invested in its government banking program in an effort to enhance another opportunity to acquire core deposits.

The Company grew core transactional checking accounts, including non-interest bearing demand deposits and NOW accounts, by 18% to $404 million at December 31, 2019.  The $32 million in growth in non-interest bearing demand deposits during 2019 was largely due to growth in retail demand deposits of $19 million and commercial demand deposits of $15 million, partially offset by a decrease in municipal demand deposits of $2 million.  The growth in retail demand deposits was largely the result of new product offerings and was generally funded by decreases in retail time, NOW and savings deposits. NOW accounts increased $30 million or 27% during 2019, primarily attributable to increases in commercial deposits of $16 million and municipal deposits of $16 million, partially offset by a decrease in retail NOW deposits of $2 million.

As of December 31, 2019, savings deposits increased $16 million, or 3%, over the previous year end.  The growth in savings deposits was attributable to a $17 million increase in commercial savings deposits, while retail and municipal savings deposits declined slightly.

Time deposits were $276 million as of December 31, 2019, a $25 million or 8% decrease from December 31, 2018.  The Company offered competitive rates for time deposits as a way to raise funds for loan growth and fix interest rates for a portion of its deposit portfolio, however decreases in interest rates in the second half of 2019, reflecting FRB reductions to the targeted federal funds rate, resulted in a decrease in year-over-year as at balances.  Brokered time deposits, included in other time deposits in the tables above, provide an additional funding source for loan growth.  Consumer time deposits decreased $11 million which largely funded the growth in retail demand deposits.  Brokered time deposits decreased $14 million from December 31, 2018 to December 31, 2019.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

	2019		2018		2017
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(in thousands)

Demand deposits	$255,125	-%	$235,998	-%	$208,898	-%
NOW accounts	126,628	0.43%	115,193	0.28%	93,881	0.22%
Regular savings	595,605	0.88%	572,921	0.65%	536,862	0.48%
Time deposits	286,181	2.15%	246,588	1.78%	160,440	1.30%
Total	$1,263,539	0.94%	$1,170,700	0.72%	$1,000,081	0.49%

Federal Funds Purchased and Other Borrowed Funds.  Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB.  The Bank had no outstanding balance on its overnight line of credit with the FHLB as of December 31, 2019 and 2018.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. The Bank had an FHLB advance of $10 million outstanding with a rate of 1.73% maturing in 2020 at each of December 31, 2019 and 2018.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day.  No physical movement of the securities is involved.  The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer.  Securities sold under agreements to repurchase totaled $2.4 million at December 31, 2019 compared with $3.1 million at December 31, 2018.  Balances can vary day to day based on customer needs.

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

Management decided to fully fund the Pension Plan in 2017 with a $1 million contribution.  As a result, the primary objective of the investment philosophy for the management of the Pension Plan assets shifted from long term capital appreciation to capital preservation.  Management believes that because the Pension Plan is frozen, managing the assets of the Pension Plan with a lower risk investment strategy is the optimal course of action.  Furthermore, by making the large contribution in 2017, the Company maximized the tax benefit of the deduction considering the Company’s lower effective tax rate for 2018 and going forward under the TCJA.  At December 31, 2019, the projected benefit obligation of the Pension Plan exceeded the value of the plan assets by $0.4 million.

Management tested the sensitivity of the pension expense to changes in three key assumptions: return on plan assets, the discount rate, and salary rate increases.  A 0.25% decrease in the rate of return on plan assets would have resulted in an increase in pension expense of 30% or $13 thousand.  A 0.25% decrease in the discount rate would have resulted in an increase in pension expense of 6% or $2 thousand.  Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases.  The SERP has no plan assets; therefore there is no rate of return on plan assets.  A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 2% or $11 thousand.  A 0.25% increase in the rate of annual salary increases would have resulted in an increase in SERP expense of less than 1% or $2 thousand.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $198 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $8 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses.  At December 31, 2019, approximately 5% of the Company’s debt securities had maturity dates of one year or less, and approximately 11% had maturity dates of five years or less.  In addition, the Company receives regular cash flows on its mortgage-backed securities.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2019, in the stress test, the Bank had net short-term liquidity available of $209 million as compared with $249 million at December 31, 2018.  Available assets of $161 million divided by public and purchased funds of $272 million, resulted in a long-term liquidity ratio of 59% at December 31, 2019, compared with 63% at December 31, 2018.

Management does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, an economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLBNY has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. The 11 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks.

Contractual Obligations

The Company is party to contractual financial obligations, including repayment of borrowings, operating lease payments, commitments to extend credit, and purchase agreements.  The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2019
	(in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Securities sold under agreement
to repurchase	$2,425	$2,425	$-	$-	$-
Operating lease obligations	4,805	748	1,376	1,041	1,640
Other borrowed funds	10,000	10,000	-	-	-
Junior subordinated debentures	11,330	-	-	-	11,330
R&S purchase agreement	1,500	-	1,500	-	-
Total	$30,060	$13,173	$2,876	$1,041	$12,970

Interest expense on fixed rate debt	$51	$51	$-	$-	$-

At December 31, 2019, the Company had commitments to extend credit of $332 million, compared with $291 million at December 31, 2018.  For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $148 million at December 31, 2019, an increase from $132 million at December 31, 2018.  Equity as a percentage of assets was 10.2% at December 31, 2019, compared with 9.5% at December 31, 2018.  Book value per share of common stock increased to $30.12 at December 31, 2019 from $27.13 at December 31, 2018.  The increase in stockholders’ equity and book value per share was primarily the result of $17 million in net income and a $3 million unrealized gain on available for sale investment securities, offset in part by $5 million in dividends paid to common stockholders in 2019.

The aggregate dividend payment of $1.04 per share in 2019 was $0.12, or 13% higher per share than dividends paid in 2018.  The Company typically pays a semi-annual dividend in April and October of each year.  Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.6% at December 31, 2019.

Included in stockholders’ equity is accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale.  Net unrealized gains after tax were $0.5 million, or $0.11 per share of common stock, at December 31, 2019, compared with net unrealized losses after tax of $2.3 million, or $0.48 per share of common stock, at December 31, 2018.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.  The Company had no other-than-temporary impairment charges in its investment portfolio in 2019 or 2018.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities.  When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments.  Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes.  In 2019 and 2018, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2019	December 31, 2018
Changes in interest rates

+200 basis points	$(32)	$1,598
+100 basis points	2,327	2,825

-100 basis points	(2,455)	(3,026)
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income.  The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities.  The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes.  In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero.  These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income.  Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2019 and December 31, 2018, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income

Financial instruments with off-balance sheet risk at December 31, 2019 included $287 million in undisbursed lines of credit at an average interest rate of 4.76%; $14 million in fixed rate loan origination commitments at 4.15%; and $13 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%.  Unused overdraft protection lines totaled $18 million.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$244,880	$68,754	$49,163	$64,562	$61,508	$737,664	$1,226,531	$1,237,561
Average interest	4.96%	4.74%	4.64%	4.87%	4.89%	4.78%	4.82%	4.82%

Investment securities	$7,153	$103	$1,367	$4,270	$6,119	$111,296	$130,308	$130,314
Average interest	1.83%	2.78%	1.91%	2.30%	2.86%	2.76%	2.69%	2.69%

Interest-bearing Liabilities
Interest-bearing
deposits	$936,525	$47,226	$10,101	$8,829	$1,042	$-	$1,003,723	$1,004,847
Average interest	1.10%	2.47%	2.00%	2.79%	1.57%	-%	1.19%	1.19%

Other borrowed funds	$10,000	$-	$-	$-	$-	$-	$10,000	$9,997
Average interest	1.73%	-%	%	-%	-%	-%	1.73%	1.73%

Securities sold under
agreements to repurchase	$2,425	$-	$-	$-	$-	$-	$2,425	$2,425
Average interest	0.18%	-%	-%	-%	-%	-%	0.18%	0.18%

Junior subordinated
debt	$-	$-	$-	$-	$-	$11,330	$11,330	$11,330
Average interest	-%	-%	-%	-%	-%	4.56%	4.56%	4.56%

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases.  As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet.  The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio.  At December 31, 2019, the impact on equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $0.5 million.  On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points.  At December 31, 2019, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements.  The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2020 primarily consist of building renovations, furniture and equipment related to the Company’s planned 2020 relocation to a new corporate headquarters.  The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $5 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank.  Net income from banking activities was $16.0 million in 2019 compared with $15.5 million in 2018.  The increase in net income from banking activities was driven primarily by net interest income, which increased 8% from $48.2 million in 2018 to $52.2 million in 2019, resulting from higher yields on loans reflecting the impact of a higher average target federal funds rate in 2019 on the Bank’s variable rate loan portfolio and loan growth. The increase in net interest income was partially offset by an increase in non-interest expenses reflecting investments in talent and technology and atypical legal and accounting costs.   Total assets of the banking activities segment were $1.4 billion at December 31, 2019, an increase of $72 million or 5% from December 31, 2018.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area.  Net income from insurance activities was $1.0 million in 2019, an increase from $0.8 million in 2018, primarily reflecting the full year impact of the 2018 R&S asset acquisition.  TEA’s total assets were $16.6 million at December 31, 2019 and December 31, 2018.

Fourth Quarter 2019 Results

Net income was $3.7 million, or $0.75 per diluted share, in the fourth quarter of 2019, compared with
$5.2 million, or $1.04 per diluted share, in the third quarter of 2019 and $4.5 million, or $0.90 per diluted share, in last year’s fourth quarter.  The decrease from the linked quarter resulted from lower net interest income reflecting lower interest rates, seasonally lower insurance fee revenue.  Return on average equity was 10.16% for the fourth quarter of 2019, compared with 14.29% in the third quarter of 2019 and 13.86% in the fourth quarter of 2018.

Net interest income decreased $0.8 million, or 6%, from the third quarter of 2019, but increased $0.4 million, or 3%, from the prior-year fourth quarter.  The decrease from the trailing quarter was driven by a decline in loan yields as a result of the re-pricing of variable rate loans tied to the Company’s prime rate.  The third quarter of 2019 also included $0.2 million of interest related to the recovery of a single commercial loan that was previously written-off.  The increase from the prior-year fourth quarter reflects growth in average commercial loans, including commercial real estate and commercial and industrial loans, which were $996 million, up $83 million.

Fourth quarter net interest margin of 3.67% decreased 27 basis points from the 2019 third quarter and 3 basis points from the fourth quarter of 2018.  When excluding the interest related to the trailing third quarter recovery, net interest margin decreased 22 basis points, reflecting the Federal Reserve’s decrease of the prime rate.  The cost of interest-bearing liabilities was 1.24% in the fourth and third quarter of 2019 compared with 1.14% in the fourth quarter of 2018.

The $0.1 million release of allowance for loan losses reflects improved asset quality of impaired loans and marginal loan growth in the fourth quarter.

Non-interest income was $4.0 million in the fourth quarter of 2019, compared with $5.2 million in the third quarter of 2019 and $3.0 million in the prior-year period.  The fourth quarter of 2018 included a $0.9 million net reduction of non-interest income related to an investment in a historic rehabilitation tax credit. There were no significant historic tax credit transactions in the fourth and third quarter of 2019.  Insurance revenue decreased $1.1 million from the trailing third quarter due to the seasonal decrease in commercial lines insurance commissions and a decrease in profit sharing revenue.

Total non-interest expense was $12.2 million in the fourth quarter of 2019, a decrease of $0.1 million or 1% from the third quarter of 2019, and an increase of $0.7 million, or 6% from the fourth quarter of 2018.  Salaries and benefits costs decreased $0.3 million or 4% from the linked quarter as a result of severance costs recorded during the third quarter of 2019.  The $0.1 million increase from the prior-year period reflects the addition of strategic personnel hires to support the Company’s continued growth.  Fourth quarter professional service fees of $1.1 million included $0.2 million in merger-related costs relating to the previously announced agreement to acquire FSB. FDIC insurance expense of $0.1 million decreased $0.2 million when compared to prior year’s fourth quarter.  The reduced FDIC insurance expense reflects the benefit of the FDIC’s small bank assessment credit.  Third quarter of 2019 other non-interest expense included a $0.2 million charitable contribution accrual.  The Company contributes to, and invests in, community organizations that provide positive, meaningful impact on the Western New York region.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 72.5% in the fourth quarter of 2019, 65.4% in the third quarter of 2019, and 74.2% in the fourth quarter of 2018.  The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 70.3% in the fourth quarter of 2019, compared with 64.8% in the third quarter of 2019 and 69.5% in last year’s fourth quarter.  .

During the fourth quarter of 2019 the Company recognized income tax expense of $1.0 million, representing an effective tax rate of 20.9%, compared with an income tax benefit of $0.2 million in the prior year’s fourth quarter.  Excluding the impact of historic tax credit transactions, the fourth quarter 2018 effective tax rate was 23.1%.   The third quarter 2019 income tax expense was $1.8 million, or an effective tax rate of 25.6%.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Evans Bancorp, Inc. and subsidiaries (the “Company”).  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The Company's consolidated financial statements for the fiscal year ended December 31, 2019 were audited by KPMG LLP, an independent registered public accounting firm.  KPMG LLP also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" immediately following this annual report of management.

EVANS BANCORP, INC. AND SUBSIDIARIES

/s/ David J. Nasca

David J. Nasca

President and Chief Executive Officer

/s/ John B. Connerton

John B. Connerton

Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Buffalo, New York
March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Evans Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Buffalo, New York
March 12, 2020

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND DECEMBER 31, 2018
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$10,577	$13,997
Interest-bearing deposits at banks	28,280	25,918
Securities:
Available for sale, at fair value (amortized cost: $127,217 at December 31, 2019;	127,922	132,104
$135,274 at December 31, 2018)
Held to maturity, at amortized cost (fair value: $2,392 at December 31, 2019;	2,386	1,685
$1,674 at December 31, 2018)
Federal Home Loan Bank common stock, at cost	1,588	1,474
Federal Reserve Bank common stock, at cost	1,956	1,929
Loans, net of allowance for loan losses of $15,175 at December 31, 2019
and $14,784 at December 31, 2018	1,211,356	1,141,146
Properties and equipment, net of accumulated depreciation of $20,682 at December 31, 2019
and $19,416 at December 31, 2018	13,754	10,485
Goodwill and intangible assets	12,545	12,992
Bank-owned life insurance	29,418	28,403
Operating lease right-of-use asset (see Note 1)	3,720	-
Other assets	16,728	18,074

TOTAL ASSETS	$1,460,230	$1,388,207

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$263,717	$231,902
NOW	140,654	110,450
Savings	587,142	571,479
Time	275,927	301,227
Total deposits	1,267,440	1,215,058

Securities sold under agreement to repurchase	2,425	3,142
Other borrowings	10,000	10,000
Operating lease liability (see Note 1)	4,154	-
Other liabilities	16,428	17,031
Junior subordinated debentures	11,330	11,330
Total liabilities	1,311,777	1,256,561

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,929,593 and 4,852,868 shares issued at December 31, 2019 and December 31, 2018, respectively, and 4,929,283 and 4,852,868 outstanding at December 31, 2019
and December 31, 2018, respectively	2,467	2,429
Capital surplus	63,302	61,225
Treasury stock, at cost, 310 and 0 shares at December 31, 2019 and
December 31, 2018, respectively	-	-
Retained earnings	85,267	73,345
Accumulated other comprehensive loss, net of tax	(2,583)	(5,353)
Total stockholders' equity	148,453	131,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,460,230	$1,388,207

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands, except share and per share amounts)

	2019	2018	2017
INTEREST INCOME
Loans	$60,193	$53,282	$44,379
Interest bearing deposits at banks	697	427	66
Securities:
Taxable	3,537	3,253	2,466
Non-taxable	313	650	837
Total interest income	64,740	57,612	47,748
INTEREST EXPENSE
Deposits	11,939	8,416	4,887
Other borrowings	181	554	418
Junior subordinated debentures	565	535	426
Total interest expense	12,685	9,505	5,731
NET INTEREST INCOME	52,055	48,107	42,017
PROVISION FOR LOAN LOSSES	75	1,402	738
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	51,980	46,705	41,279
NON-INTEREST INCOME
Deposit service charges	2,569	2,176	1,747
Insurance service and fees	10,688	9,365	7,898
Gain on loans sold	154	38	156
Bank-owned life insurance	656	680	864
Loss on tax credit investments	(158)	(2,870)	(3,997)
Refundable state historic tax credit	115	1,982	2,843
Interchange fee income	1,722	1,750	1,494
Other	2,336	2,106	1,998
Total non-interest income	18,082	15,227	13,003
NON-INTEREST EXPENSE
Salaries and employee benefits	29,628	27,412	24,125
Occupancy	3,429	3,135	3,199
Advertising and public relations	1,033	1,070	1,095
Professional services	3,742	2,466	2,260
Technology and communications	4,124	3,394	2,881
Amortization of intangibles	448	280	113
FDIC insurance	431	1,024	740
Other	4,985	4,512	4,181
Total non-interest expense	47,820	43,293	38,594
INCOME BEFORE INCOME TAXES	22,242	18,639	15,688

INCOME TAX PROVISION	5,228	2,283	5,209

NET INCOME	$17,014	$16,356	$10,479

Net income per common share-basic	$3.47	$3.40	$2.21
Net income per common share-diluted	$3.42	$3.32	$2.16
Weighted average number of common shares outstanding	4,897,803	4,814,882	4,738,394
Weighted average number of diluted shares outstanding	4,968,172	4,933,743	4,860,828

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands)
	2019		2018		2017

NET INCOME		$17,014		$16,356		$10,479

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities		2,870		(1,299)		(507)

Defined benefit pension plans:
Amortization of prior service cost	23		26		27
Amortization of actuarial loss	246		128		137
Actuarial losses	(369)		(791)		(19)
Total		(100)		(637)		145

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		2,770		(1,936)		(362)

COMPREHENSIVE INCOME		$19,784		$14,420		$10,117

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	$2,153	$44,389	$52,630	$(2,424)	$-	$96,748
Net Income			10,479			10,479
Other comprehensive loss				(362)		(362)
Reclassification of certain tax effects from AOCI related to the Tax Cuts and Jobs Act of 2017			631	(631)		-
Cash dividends ($0.80 per common share)			(3,819)			(3,819)
Stock compensation expense		623				623
Reissued 741 restricted shares						-
Issued 440,000 shares in stock offering	220	13,922				14,142
Issued 13,112 restricted shares, net of forfeitures	9	(9)				-
Issued 6,155 shares under Dividend Reinvestment Plan	3	249				252
Issued 7,610 shares in Employee Stock Purchase Plan	4	261				265
Issued 10,001 shares in stock option exercises	5	140				145
Repurchased 9,218 shares in treasury stock					(342)	(342)
Reissued 13,470 shares in stock option exercises		(131)			342	211
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342
Cumulative-effect adjustment due to change in accounting principle			1,496			1,496
Net Income			16,356			16,356
Other comprehensive loss				(1,936)		(1,936)
Cash dividends ($0.92 per common share)			(4,428)			(4,428)
Stock compensation expense		791				791
Reissued 1,057 restricted shares						-
Issued 14,839 restricted shares, net of forfeitures	8	(8)				-
Issued 6,329 shares under Dividend Reinvestment Plan	4	287				291
Issued 10,821 shares in Employee Stock Purchase Plan	6	339				345
Issued 37,317 shares in stock option exercises	17	372				389
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$-	$131,646
Net Income			17,014			17,014
Other comprehensive income				2,770		2,770
Cash dividends ($1.04 per common share)			(5,092)			(5,092)
Stock compensation expense		937				937
Reissued 500 restricted shares						-
Issued 20,632 restricted shares, net of forfeitures	12	(12)				-
Issued 7,549 shares under Dividend Reinvestment Plan	4	272				276
Issued 11,712 shares in Employee Stock Purchase Plan	6	381				387
Issued 32,516 shares in stock option exercises	16	499				515
Reissued 3,506 shares in stock option exercises						-
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$-	$148,453

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands)
	2019	2018	2017

OPERATING ACTIVITIES:
Interest received	$65,036	$57,605	$47,028
Fees received	17,872	14,960	13,419
Interest paid	(12,771)	(9,140)	(5,631)
Cash paid to employees and vendors	(45,732)	(41,302)	(37,778)
Cash contributed to pension plan	-	-	(1,000)
Income tax refund (paid)	(3,102)	3,314	(3,029)
Proceeds from sale of loans held for resale	13,008	4,301	11,487
Originations of loans held for resale	(13,238)	(4,615)	(11,016)

Net cash provided by operating activities	21,073	25,123	13,480

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(48,916)	(47,863)	(65,889)
Proceeds from sales	15,224	-	-
Proceeds from maturities, calls, and payments	41,332	60,869	13,014
Held to maturity securities:
Purchases	(1,592)	(630)	(4,345)
Proceeds from maturities, calls, and payments	891	4,278	995
Cash received (paid) for bank owned life insurance	(360)	675	(6,000)
Additions to properties and equipment	(4,640)	(1,106)	(483)
Proceeds from sales of assets	185	-	-
Proceeds from equity securities sales	-	1,960	-
Purchase of tax credit investment	(3,116)	(3,877)	(3,102)
Acquisitions	-	(5,000)	(275)
Net increase in loans	(68,890)	(91,873)	(120,438)

Net cash used in investing activities	(69,882)	(82,567)	(186,523)

FINANCING ACTIVITIES:
Proceeds (repayments) from short-term borrowings, net	(717)	(84,397)	59,180
Net increase in deposits	52,382	163,829	111,255
Dividends paid	(5,092)	(4,428)	(3,819)
Repurchase of treasury stock	-	-	(342)
Issuance of common stock	1,178	1,025	14,804
Reissuance of treasury stock	-	-	211

Net cash provided by financing activities	47,751	76,029	181,289

Net increase (decrease) in cash and equivalents	(1,058)	18,585	8,246

CASH AND CASH EQUIVALENTS:
Beginning of year	39,915	21,330	13,084

End of year	$38,857	$39,915	$21,330

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(in thousands)
	2019	2018	2017

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$17,014	$16,356	$10,479

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,049	1,825	1,762
Deferred tax expense (benefit)	(571)	495	3,150
Provision for loan losses	75	1,402	738
Loss on tax credit investment	158	2,870	3,997
Changes in refundable state historic tax credits	(115)	3,105	(2,843)
Net gain on sales of assets	(3)	-	-
(Gain) loss on sales of securities	(42)	98	-
Gain on loans sold	(154)	(38)	(156)
Change in fair value of equity securities	-	(244)	-
Stock compensation expense	937	791	623
Proceeds from sale of loans held for resale	13,008	4,301	11,487
Originations of loans held for resale	(13,238)	(4,615)	(11,016)
Changes in assets and liabilities affecting cash flow:
Other assets	(4,948)	(3,406)	(2,975)
Other liabilities	6,903	2,183	(1,766)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,073	$25,123	$13,480

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Regulatory Requirements

The Company is subject to the rules, regulations, and reporting requirements of various regulatory bodies, including the FRB, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the New York State Department of Financial Services (“NYSDFS”), and the Securities and Exchange Commission (“SEC”).

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

Insurance Service and Fees

Commission revenue from selling commercial and personal property and casualty insurance on behalf of the insurance carriers is recognized at the time of the sale of the policy or when a policy renews.  Commission revenue from selling benefit plans to commercial customers on behalf of the insurance carriers is recognized each month when the customer continues with the benefit plan.  The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company.  Contingent commissions from insurance companies are accrued throughout the year based on recent historical results. As loss events occur and overall performance becomes known, accrual adjustments are recorded until the cash is ultimately received.  Financial services commissions and insurance claims services revenue are recognized when the services are rendered.    Information on insurance service and fee revenue is included in Note 14 to these Consolidated Financial Statements, “Revenue Recognition of Non-interest Income.”

Goodwill and Other Intangible Assets

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

The impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the reporting units is measured utilizing the average of a discounted cash flow model and a market value based on a multiple to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for similar companies.  When modeling future cash flows, management considered historical information, the operating budget, and strategic goals in projecting net income and cash flows for the next five years.

Bank-Owned Life Insurance

The Bank has purchased insurance on the lives of Company directors and certain members of the Company’s management.  The policies accumulate asset values to meet future liabilities, including the payment of employee benefits, such as retirement benefits.  Increases in the cash surrender value are recorded as other income in the Company’s Consolidated Statements of Income.

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

The Bank has invested in partnerships that incur expenses related to the rehabilitation of a certified historic structure located in New York State.  At the time the historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  At the same time, the Bank evaluates its investment, which is valued at the present value of the expected cash flows from its partnership interest.  If the investment is determined to be impaired, the Bank will record that impairment loss on its income statement in non-interest income.  The federal tax credit impact is included in the Company’s estimated effective tax rate calculation and recorded in income tax expense.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting.  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets.

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options.  Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share.  There were 70,369,  118,861, and 122,434 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2019, 2018, and 2017, respectively.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and are not included in calculating diluted earnings per share.  There were 43,385,  27,600 and zero anti-dilutive shares at December 31, 2019, 2018 and 2017, respectively.

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

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit.  The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party.  The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement.  The maximum potential amount of future payments under standby letters of credit was $4.3 million and $3.4 million as of December 31, 2019 and 2018, respectively.  There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2019 and 2018, respectively, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit.  The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

Advertising costs

Advertising costs are expensed as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were adopted by the Company during its current fiscal year.  ASUs not listed below did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

ASU 2016-02 had an impact on the Company’s consolidated balance sheets, but did not have an impact on the consolidated statements of income or the consolidated statements of cash flows. The most significant impacts upon adoption on January 1, 2019 were the recognition of $4.3 million of ROU assets and $4.7 million of lease liabilities, including $0.4 million of liabilities that were reported in other liabilities in the Company’s December 31, 2018 consolidated balance sheet. ROU assets and lease liability were $3.7 million and $4.2 million, respectively, at December 31, 2019.  Operating lease expenses during 2019 were $0.7 million, and are included in other non-interest expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities during 2019 were $0.7 million and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 3.5% as of December 31, 2019.  The weighted average remaining lease term related to the Company’s leases was 8.5 years as of December 31, 2019.  Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Year Ending December 31,
2020	$748
2021	682
2022	694
2023	589
2024	452
Thereafter	1,640
Total future minimum lease payments	4,805
Less imputed interest	651
Total	$4,154

The future minimum lease payments under non-cancellable leases prior to the adoption of ASU 2016-02 were $736 thousand in 2020; $682 thousand in 2021; $694 thousand in 2022; $580 thousand in 2023, and $2.1 million thereafter.

Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2019, to the extent management believes their adoption will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software and the development of processes to track loan performance.  The total impact of CECL to the Company’s financial statements is unknown but may be material. On October 16, 2019, the FASB affirmed its decision to amend the effective date for the amendments in CECL for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is allowed for fiscal years beginning after December 15, 2018.  The Company intends to early adopt CECL effective January 1, 2022.

ASU 2017-4, Simplifying the Test for Goodwill Impairment  – The amendments in this ASU eliminate step 2 from the goodwill impairment test.  The Company adopted the amended guidance effective January 1, 2020 using a prospective transition method and will incorporate the guidance as necessary when circumstances arise for the guidance to be utilized. The Company does not expect the guidance will have a material impact on its consolidated financial statements, unless at some point in the future one of its reporting units were to fail step 1 of the goodwill impairment test.

ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement – The amendments in this ASU modify the disclosure requirements on fair value measurements.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the amended guidance effective January 1, 2020. Adoption of this ASU will impact the Company’s disclosures but will not impact the Company’s financial condition, results of operations or cash flows.

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

AU 2019-12, Simplifying the Accounting for Income Taxes – The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions:  1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.    The amendments also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income based tax and account for any incremental amount incurred as a non-income-based tax.  2. Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

The amendments in this ASU related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. Early adoption of the amendments in an interim period would require recognition of any adjustments as of the beginning of the annual period that includes that interim period.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.    Early adoption is permitted.  The Company is evaluating the impact that the guidance will have on its consolidated financial statements.

2.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,951	$225	$(21)	$28,155
States and political subdivisions	3,289	69	(7)	3,351
Total debt securities	$31,240	$294	$(28)	$31,506

Mortgage-backed securities:
FNMA	$34,395	$330	$(53)	$34,672
FHLMC	15,390	137	(13)	15,514
GNMA	3,421	16	(24)	3,413
SBA	13,752	90	(70)	13,772
CMO	29,019	190	(164)	29,045
Total mortgage-backed securities	$95,977	$763	$(324)	$96,416

Total securities designated as available for sale	$127,217	$1,057	$(352)	$127,922

Held to Maturity:
Debt securities
States and political subdivisions	$2,386	$24	$(18)	$2,392

Total securities designated as held to maturity	$2,386	$24	$(18)	$2,392

	2018
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$34,597	$2	$(671)	$33,928
States and political subdivisions	22,168	69	(64)	22,173
Total debt securities	$56,765	$71	$(735)	$56,101

Mortgage-backed securities:
FNMA	$27,747	$21	$(729)	$27,039
FHLMC	14,645	11	(431)	14,225
GNMA	1,660	6	(36)	1,630
SBA	9,432	-	(299)	9,133
CMO	25,025	6	(1,055)	23,976
Total mortgage-backed securities	$78,509	$44	$(2,550)	$76,003

Total securities designated as available for sale	$135,274	$115	$(3,285)	$132,104

Held to Maturity:
Debt securities
States and political subdivisions	$1,685	$11	$(22)	$1,674

Total securities designated as held to maturity	$1,685	$11	$(22)	$1,674

Available for sale securities with a total fair value of $102 million and $94 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2019 and 2018, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2019 and 2018 is summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	2019		2018
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$6,005	$6,014	$5,074	$5,075
Due after one year through five years	6,481	6,626	22,637	22,448
Due after five years through ten years	18,754	18,866	28,870	28,391
Due after ten years	-	-	184	187
	31,240	31,506	56,765	56,101

Mortgage-backed securities
available for sale	95,977	96,416	78,509	76,003

Total	$127,217	$127,922	$135,274	$132,104

Debt securities held to maturity:

Due in one year or less	$1,139	$1,140	$693	$693
Due after one year through five years	712	732	811	811
Due after five years through ten years	54	54	93	89
Due after ten years	481	466	88	81
Total	$2,386	$2,392	$1,685	$1,674

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Gross realized gains and losses on sales of investment securities were both less than $0.1 million in 2019.  Gross realized losses on sales of investment securities were $0.1 million in 2018. There were no gross realized gains from sales of securities in 2018. There were no gross realized gains or losses from sales of investment securities in 2017.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2019 and 2018 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.  All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$1,976	$(18)	$3,997	$(3)	$5,973	$(21)
States and political subdivisions	-	-	181	(7)	181	(7)
Total debt securities	$1,976	$(18)	$4,178	$(10)	$6,154	$(28)

Mortgage-backed securities:
FNMA	$5,355	$(38)	$3,630	$(15)	$8,985	$(53)
FHLMC	-	-	1,242	(13)	1,242	(13)
GNMA	2,091	(22)	770	(2)	2,861	(24)
SBA	5,171	(70)	-	-	5,171	(70)
CMO	5,706	(36)	8,911	(128)	14,617	(164)
Total mortgage-backed securities	$18,323	$(166)	$14,553	$(158)	$32,876	$(324)

Held to Maturity:
Debt securities:
States and political subdivisions	$227	$(1)	$2,165	$(17)	$2,392	$(18)

Total temporarily impaired
securities	$20,526	$(185)	$20,896	$(185)	$41,422	$(370)

	2018

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$9,931	$(49)	$21,144	$(622)	$31,075	$(671)
States and political subdivisions	5,218	(15)	6,893	(49)	12,111	(64)
Total debt securities	$15,149	$(64)	$28,037	$(671)	$43,186	$(735)

Mortgage-backed securities:
FNMA	$2,637	$(21)	$23,667	$(708)	$26,304	$(729)
FHLMC	1,895	(25)	11,899	(406)	13,794	(431)
GNMA	-	-	926	(36)	926	(36)
SBA	-	-	9,133	(299)	9,133	(299)
CMO	-	-	23,127	(1,055)	23,127	(1,055)
Total mortgage-backed securities	$4,532	$(46)	$68,752	$(2,504)	$73,284	$(2,550)

Held to Maturity:
Debt securities:
States and political subdivisions	$156	$-	$722	$(22)	$878	$(22)

Total temporarily impaired
securities	$19,837	$(110)	$97,511	$(3,197)	$117,348	$(3,307)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2019 and 2018 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.  The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2019, 2018, or 2017.  The credit worthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance going forward.

3.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$158,572	$158,404
Commercial and multi-family	645,036	592,507
Construction-Residential	1,067	113
Construction-Commercial	97,848	105,196
Home equities	69,351	70,546
Total real estate loans	971,874	926,766

Commercial and industrial loans	251,197	226,057
Consumer and other loans	1,926	1,520
Net deferred loan origination costs	1,534	1,587
Total gross loans	1,226,531	1,155,930

Allowance for loan losses	(15,175)	(14,784)

Loans, net	$1,211,356	$1,141,146

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA.  The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon.  The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  At December 31, 2019 and 2018, the Company had approximately $76 million and $73 million, respectively, in unpaid principal balances of loans that it services for FNMA.  For the years ended December 31, 2019 and 2018, the Company sold $13 million and $4 million, respectively, in loans to FNMA and realized gains on those sales of $0.2 million and less than $0.1 million, respectively.  Gains or losses recognized upon the sale of loans are determined on a specific identification basis.  The Company had a related asset carried at fair value of approximately $0.6 million for the servicing portfolio rights at December 31, 2019 and 2018.  There were $0.7 million and $0.4 million in loans held for sale at December 31, 2019 and 2018, respectively. Loans held for sale are typically in the portfolio for less than a month.  As a result, the carrying value approximates fair value.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

Due to the lack of significant foreclosure activity and absence of any ongoing litigation at December 31, 2019 and 2018, the Company had no accrual for loss contingencies or potential costs associated with foreclosure-related activities at those dates.

Commercial and Multi-Family Mortgages and Commercial Construction Loans: Commercial real estate loans are made to finance the purchases of real estate with completed structures or in the midst of being constructed.  These commercial real estate loans are secured by first liens on the real estate, which may include apartments, hotels, retail stores or plazas, healthcare facilities, and other non-owner-occupied facilities.  These loans are generally less risky than commercial and industrial loans since they are secured by real estate and buildings.  The Company offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis.  Many of these mortgage loans either mature or are subject to a rate call after three to five years.  The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows.  Construction loans have a unique risk, because they are secured by an incomplete dwelling.

As of December 31, 2019, there were $407 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized).  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan.  The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed.  A minimal amount of loans are unsecured, which carry a higher risk of loss.  These loans included overdrawn deposit accounts classified as loans of $0.3 million at December 31, 2019 and less than $0.1 million at December 31, 2018.

The Company maintains an allowance for loan losses in order to capture the probable losses inherent in its loan portfolio.  There is a risk that the Company may experience significant loan losses in 2020 and beyond which could exceed the allowance for loan losses.  If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have a material adverse effect on the Company's operating results and financial condition.  There can be no assurance that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

Changes in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 follow:

	2019	2018	2017
	(in thousands)
Balance, beginning of year	$14,784	$14,019	$13,916
Provisions for loan losses	75	1,402	738
Recoveries	841	54	350
Charge-offs	(525)	(691)	(985)
Balance, end of year	$15,175	$14,784	$14,019

The following tables summarize the allowance for loan losses, as of December 31, 2019 and 2018, respectively, by portfolio segment.  The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2019

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(301)	(33)	(156)	(13)	(22)	(525)
Recoveries	797	2	42	-	-	841
Provision (Credit)	(317)	192	163	(37)	74	75
Ending balance	$4,547	$9,005	$155	$1,071	$397	$15,175

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$442	$9	$21	$5	$-	$477
Collectively evaluated
for impairment	4,105	8,996	134	1,066	397	14,698
Total	$4,547	$9,005	$155	$1,071	$397	$15,175

Loans:
Ending balance:
Individually evaluated
for impairment	$6,558	$7,791	$21	$2,804	$1,453	$18,627
Collectively evaluated
for impairment	244,639	735,093	1,905	156,835	67,898	1,206,370
Total	$251,197	$742,884	$1,926	$159,639	$69,351	$1,224,997

Note: Loan balances do not include $1.5 million in net deferred loan origination costs as of December 31, 2019.

* includes construction loans

2018

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$5,204	$7,409	$109	$950	$347	$14,019
Charge-offs	(203)	(262)	(113)	(86)	(27)	(691)
Recoveries	41	-	12	-	1	54
Provision (Credit)	(674)	1,697	98	257	24	1,402
Ending balance	$4,368	$8,844	$106	$1,121	$345	$14,784

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

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2019 and 2018, respectively:

2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$73,646	$451,297	$524,943	$165,255
Watch	13,380	171,277	184,657	68,665
Special Mention	8,359	15,725	24,084	7,631
Substandard	2,463	6,737	9,200	9,646
Doubtful/Loss	-	-	-	-
Total	$97,848	$645,036	$742,884	$251,197

2018
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,932	$466,294	$532,226	$155,687
Watch	30,628	109,409	140,037	57,366
Special Mention	-	10,583	10,583	4,105
Substandard	8,636	6,221	14,857	8,870
Doubtful/Loss	-	-	-	29
Total	$105,196	$592,507	$697,703	$226,057

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

A summary of current, past due, and nonaccrual loans as of December 31, 2019 and 2018 follows:

2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$245,658	$705	$-	$-	$4,834	$251,197
Residential real estate:
Residential	153,630	2,616	888	-	1,438	158,572
Construction	865	-	202	-	-	1,067
Commercial real estate:
Commercial	630,016	3,482	5,879	-	5,659	645,036
Construction	92,667	2,886	720	-	1,575	97,848
Home equities	67,868	354	239	-	890	69,351
Consumer and other	1,907	15	4	-	-	1,926
Total Loans	$1,192,611	$10,058	$7,932	$-	$14,396	$1,224,997

2018
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$217,625	$6,173	$565	$-	$1,694	$226,057
Residential real estate:
Residential	154,063	2,546	332	-	1,463	158,404
Construction	113	-	-	-	-	113
Commercial real estate:
Commercial	582,016	4,546	-	-	5,945	592,507
Construction	95,204	1,027	329	-	8,636	105,196
Home equities	69,094	123	76	-	1,253	70,546
Consumer and other	1,514	5	1	-	-	1,520
Total Loans	$1,119,629	$14,420	$1,303	$-	$18,991	$1,154,343

The following table provides data, at the class level, of impaired loans:

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,798	$4,112	$-	$4,046	$118	$143
Residential real estate:
Residential	2,744	3,003	-	2,823	73	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,019	6,521	-	6,293	225	72
Construction	1,335	1,352	-	1,344	23	50
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$15,349	$16,675	$-	$16,031	$503	$358

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,760	$2,808	$442	$2,764	$109	$63
Residential real estate:
Residential	60	62	5	61	3	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	197	197	4	197	8	4
Construction	240	246	5	242	8	9
Home equities	-	-	-	-	-	-
Consumer and other	21	23	21	22	-	1
Total impaired loans	$3,278	$3,336	$477	$3,286	$128	$78

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,558	$6,920	$442	$6,810	$227	$206
Residential real estate:
Residential	2,804	3,065	5	2,884	76	64
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,216	6,718	4	6,490	233	76
Construction	1,575	1,598	5	1,586	31	59
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	21	23	21	22	-	1
Total impaired loans	$18,627	$20,011	$477	$19,317	$631	$436

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,633	$2,611	$-	$1,785	$116	$65
Residential real estate:
Residential	2,289	2,483	-	2,337	45	69
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	116	116	-	143	-	12
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	-	-	-	-	-	-
Total impaired loans	$12,463	$14,182	$-	$12,950	$452	$304

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,068	$2,095	$249	$2,098	$17	$125
Residential real estate:
Residential	525	556	85	520	22	3
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-	-
Construction	8,636	8,975	716	8,793	379	113
Home equities	-	-	-	-	-	-
Consumer and other	23	27	23	23	-	2
Total impaired loans	$11,252	$11,653	$1,073	$11,434	$418	$243

	At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$3,701	$4,706	$249	$3,883	$133	$190
Residential real estate:
Residential	2,814	3,039	85	2,857	67	72
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,538	6,914	-	6,733	220	115
Construction	8,752	9,091	716	8,936	379	125
Home equities	1,887	2,058	-	1,952	71	43
Consumer and other	23	27	23	23	-	2
Total impaired loans	$23,715	$25,835	$1,073	$24,384	$870	$547

There were $15.3 million and $12.5 million in impaired loans with no related allowance at December 31, 2019 and 2018, respectively. As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral.  It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal, if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized on accruing TDRs and interest paid prior to loans being identified as non-accrual.  The interest income foregone in the preceding table represents interest income that the Company did not recognize on those loans while they were on non-accrual.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2019 and 2018.

Troubled debt restructurings (“TDRs”)

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other	21	-	21	21
Total TDR loans	$8,258	$4,027	$4,231	$47

	December 31, 2018
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,282	$275	$2,007	$154
Residential real estate:
Residential	1,617	266	1,351	14
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	4,164	3,571	593	-
Construction	8,753	8,637	116	716
Home equities	756	122	634	-
Consumer and other	23	-	23	23
Total TDR loans	$17,595	$12,871	$4,724	$907

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of December 31, 2019, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

The following tables show the data for TDR activity by type of concession granted to the borrower during 2019 and 2018:

	Year ended December 31, 2019			Year ended December 31, 2018
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	2	$189	$189	2	$1,651	$1,651
Term-out line of credit	1	42	42	1	29	29
Combination of concessions	-	-	-	1	63	63
Residential Real Estate & Construction:
Extension of maturity	-	-	-	1	156	156
Extension of maturity and
interest rate reduction	3	307	307	-	-	-
Commercial Real Estate & Construction:
Deferral of principal	-	-	-	1	8,768	8,768
Extension of maturity	-	-	-	1	181	181
Combination of concessions	-	-	-	1	154	154
Home Equities:
Deferral of principal	-	-	-	1	100	100
Extension of maturity and
interest rate reduction	3	390	390	-	-	-
Combination of concessions	1	54	54	-	-	-
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2019 and 2018.  All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  Loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve-month periods ended December 31, 2019 and 2018 were not material.

4.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2019	2018
	(in thousands)
Land	$268	$268
Buildings and improvements	13,261	13,258
Furniture, fixtures, and equipment	17,219	16,375
Construction in progress	3,688	-
	34,436	29,901
Less accumulated depreciation	(20,682)	(19,416)
Properties and equipment, net	$13,754	$10,485

Construction in progress at December 31, 2019 relates to the Company’s planned relocation to a new corporate headquarters in 2020.

Depreciation expense totaled $1.3 million in 2019 and $1.2 million in 2018 and 2017.

5.OTHER ASSETS

Other assets at December 31 were as follows:

	2019	2018
	(in thousands)
Net deferred tax asset	$3,957	$4,417
Accrued interest receivable	4,606	4,594
State historic tax credit receivable	1,969	1,854
Prepaid expenses	1,367	1,451
Mortgage servicing rights	555	609
Historic tax credit investments	1,222	1,243
Accounts receivable	2,111	3,002
Other	941	904
Total other assets	$16,728	$18,074

6.GOODWILL AND INTANGIBLE ASSETS

The Company had $10.5 million in goodwill at December 31, 2019 and 2018.  The entire amount of goodwill is within the insurance agency activities segment.  The Company measures the fair value of the insurance agency reporting unit annually, as of December 31, utilizing market value earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples based on industry data and cash flow modeling.  When using the cash flow models, management considered historical information, the operating budget for 2020, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years.  The value based on EBITDA was higher than the value calculated using cash flow modeling, a result of growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple.  The multiple used was based on industry data and consistent with the previous year’s assumption.

The fair value determined in the impairment test was substantially higher than the carrying value for TEA.  Management used growth rates that are achievable over the long run through both soft and hard insurance cycles.  Including the impact of the 2018 R&S acquisition, TEA’s total revenue increased by 17.5% in 2019.  No impairment was recognized as a result of the goodwill impairment tests performed as of December 31, 2019 and 2018.

TEA purchased the assets of Richardson and Stout Inc. (“R&S”), an insurance agency in Wellsville, NY, on July 1, 2018, A.M. Smith Group, Inc., an insurance agency in Lockport, NY, on December 31, 2016 and Mietus Agency, an insurance agency in Derby, NY on January 1, 2017.  Intangible assets related to those acquisitions are reflected in the table below:

2019	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$2,865	$(840)	$2,025	5 years

2018	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Avg Amortization Period
	(in thousands)

Insurance expirations	$2,865	$(393)	$2,472	6 years

Amortization expense related to intangibles for the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $0.3 million, and $0.1 million, respectively.  Estimated amortization expense for each of the four succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2020	$447
2021	447
2022	334
2023	325
2024 - 2025	472
$2,025

7.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $58.0 million and $59.5 million at December 31, 2019 and 2018, respectively.  Brokered time deposits totaled $27.2 million and $41.0 million at December 31, 2019 and 2018, respectively. There were overdrawn deposit accounts classified as loans of $0.3 million and less than $0.1 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of all time deposits were as follows:

(in thousands)
2020	$208,728
2021	47,227
2022	10,101
2023	8,829
2024	1,042
$275,927

8.BORROWED FUNDS AND JUNIOR SUBORDINATED DEBENTURES

Other borrowings at December 31, 2019 consist of a $10 million advance from the FHLB with a fixed interest rate of 1.73% that matures in 2020.

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks.  Given the current collateral available, additional advances of up to $198 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.    The Bank also has the ability to purchase up to $8 million in federal funds from its correspondent banks.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY.  The Bank held FHLBNY stock with a carrying value of $1.6 million and $1.5 million as of December 31, 2019 and December 31, 2018, respectively.

The amounts and interest rates of other borrowed funds were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	Total Other Borrowings
	(in thousands)
At December 31, 2019
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	1.73%	1.73%

For the year ended December 31, 2019
Highest amount at a month end	$-	$10,000
Daily average amount outstanding	$11	$10,000	$10,011
Weighted-average interest rate	2.70%	1.73%	1.73%

At December 31, 2018
Amount outstanding	$-	$10,000	$10,000
Weighted-average interest rate	-%	1.73%	1.73%

For the year ended December 31, 2018
Highest amount at a month end	$78,900	$10,000
Daily average amount outstanding	$20,981	$10,000	$30,981
Weighted-average interest rate	1.76%	1.73%	1.75%

At December 31, 2017
Amount outstanding	$78,250	$10,000	$88,250
Weighted-average interest rate	1.53%	1.73%	1.55%

For the year ended December 31, 2017
Highest amount at a month end	$78,250	$10,000
Daily average amount outstanding	$16,491	$10,000	$26,491
Weighted-average interest rate	1.36%	1.73%	1.50%

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 (the “Capital Securities”) and $0.3 million of common securities (the “Common Securities”).  The Capital Securities represent preferred undivided interests in the assets of the Trust.  Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 (Core) capital.  The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers.

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23.  The distribution rate was 4.56% at December 31, 2019.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million in aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037, which are comprised of $11.0 million of Capital Securities and $0.3 million of Common Securities.  The $0.3 million of Common Securities represent the initial capital contribution of the Company to the Trust, which have not been consolidated and are included in “Other Assets” on the consolidated balance sheet.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.  The interest rate payable on the Junior Subordinated Debentures was 4.56% at December 31, 2019.

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

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day.  No physical movement of the securities is involved.  The Bank had $2.4 million and $3.1 million in securities sold under agreement to repurchase at December 31, 2019 and 2018, respectively.

10.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2018	Net Change	Balance at December 31, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$2,870	$522
Net defined benefit pension plan adjustments	(3,005)	(100)	(3,105)
Total	$(5,353)	$2,770	$(2,583)

	Balance at December 31, 2017	Net Change	Balance at December 31, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(1,299)	$(2,348)
Net defined benefit pension plan adjustments	(2,368)	(637)	(3,005)
Total	$(3,417)	$(1,936)	$(5,353)

	Balance at December 31, 2016	Net Change	Balance at December 31, 2017
	(in thousands)
Net unrealized loss on investment securities	$(365)	$(684)	$(1,049)
Net defined benefit pension plan adjustments	(2,059)	(309)	(2,368)
Total	$(2,424)	$(993)	$(3,417)

	December 31, 2019 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$3,875	$(1,005)	$2,870

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(581)	$212	$(369)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	32	(9)	23
Amortization of actuarial loss (a)	332	(86)	246
Net change	(217)	117	(100)

Other Comprehensive Income (Loss)	$3,658	$(888)	$2,770

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2018 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(1,756)	$457	$(1,299)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$(987)	$196	$(791)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(5)	26
Amortization of actuarial loss (a)	169	(41)	128
Net change	(787)	150	(637)

Other Comprehensive Income (Loss)	$(2,543)	$607	$(1,936)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2017 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Tax effect reclass due to TCJA	Total Net Change
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(826)	$319	$(507)	$(177)	$(684)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$(30)	$11	$(19)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(4)	27
Amortization of actuarial loss (a)	173	(36)	137
Net change	174	(29)	145	(454)	(309)

Other Comprehensive Income (Loss)	$(652)	$290	$(362)	$(631)	$(993)

(a)	Included in net periodic pension cost as described in Note 11 – “Employee Benefits and Deferred Compensation Plans”

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

Selected Financial Information for the Pension Plan is as follows:

	12/31/2019	12/31/2018
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,390	$5,842
Service cost	-	-
Interest cost	223	205
Assumption change	978	(491)
Actuarial (gain) loss	38	50
Benefits paid	(227)	(216)
Benefit obligation at the end of the year	6,402	5,390

Change in plan assets:
Fair value of plan assets at the beginning of year	5,180	5,787
Actual return on plan assets	1,091	(391)
Employer contributions	-	-
Benefits paid	(227)	(216)
Fair value of plan assets at the end of year	6,044	5,180

Funded status	$(358)	$(210)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(358)	$(210)
Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,477	$2,372
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,477	$2,372

Accumulated benefit obligation at year end	$6,402	$5,390

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2019	2018	2017
Discount rate for projected benefit obligation	3.20%	4.20%	3.55%
Discount rate for net periodic pension cost	4.20%	3.55%	3.95%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	5.50%	5.50%	6.50%

The components of net periodic benefit cost consisted of the following:

	2019	2018	2017
	(in thousands)
Service cost	$-	$-	$-
Interest cost	223	205	216
Expected return on plan assets	(278)	(312)	(275)
Net amortization and deferral	98	83	92
Net periodic benefit cost	$43	$(24)	$33

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic cost in 2020 for amortization of actuarial loss will be $0.1 million.

The Company did not contribute to the Pension Plan in 2019 and expects that it will not contribute to the Pension Plan in 2020.

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

The weighted average asset allocation of the Pension Plan at December 31, 2019 and 2018, the Pension Plan measurement date, was as follows:

Asset Category:	2019	2018
Equity mutual funds	27.28%	26.53%
Fixed income mutual funds	71.59%	71.61%
Cash/Short-term investments	1.13%	1.86%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices.  Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is 25% equity investment and 75% fixed income assets and other short term investments and cash equivalents. The investment objective of the allocation in equity investments emphasizes long term capital appreciation.  These equity investments are diversified across market capitalization, industries, style and geographical location.   The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation. The primary objective of the investment philosophy is capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table.  Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 21 – Fair Value of Financial Instruments).

	2019	2018
	(in thousands)
Level 1:
Cash	13	-
Mutual funds:
Short-term investments:
Money market	$55	$96
Fixed Income:	4,327	3,710
Equities:
Large cap	617	576
International large cap	1,032	789
International small cap	-	9
	$6,044	$5,180

The mutual funds are actively traded with market quotes available on at least a daily basis.  Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 4.20% at December 31, 2018 to 3.20% at December 31, 2019 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2019 are as follows:

(in thousands)
2020	$219
2021	234
2022	268
2023	291
2024	338
Year 2025 - 2029	1,722

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

Selected financial information for the two SERP plans is as follows:

	12/31/2019	12/31/2018
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,398	$4,542
Service cost	146	187
Interest cost	202	137
Actuarial (gain) loss	378	725
Benefits paid	(377)	(193)
Benefit obligation at the end of the year	5,747	5,398

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	377	193
Benefits paid	(377)	(193)
Fair value of plan assets at the end of year	-	-

Funded status	$(5,747)	$(5,398)
Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(5,747)	$(5,398)
Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,624	$1,480
Prior service cost	93	125
Net amount recognized in equity - pre-tax	$1,717	$1,605

Accumulated benefit obligation at year end	$5,432	$5,047

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2018	2018	2017
Discount rate for projected benefit obligation	2.72%	3.84%	3.09%
Discount rate for net periodic pension cost	3.84%	3.09%	3.30%
Salary scale	6.00%	6.00%	3.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis decreased from 3.84% at December 31, 2018 to 2.72% at December 31, 2019 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2019	2018	2017
	(in thousands)
Service cost	$146	$187	$168
Interest cost	202	137	137
Net amortization and deferral	266	117	112
Net periodic benefit cost	$614	$441	$417

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020 for prior service costs and actuarial loss will be $31 thousand and $350 thousand, respectively.

Expected benefit payments under the SERP over the next ten years at December 31, 2019 are as follows:

(in thousands)
2020	$378
2021	285
2022	3,030
2023	285
2024	285
Year 2025 - 2029	1,026

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation.  Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements.  Aggregate expense under these plans was approximately $0.2 million in 2019, $0.1 million in 2018 and 2017.  The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.9 million at December 31, 2019, $2.1 million at December 31, 2018 and $2.0 million at December 31, 2017.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $29.4 million and $28.4 million at December 31, 2019 and 2018, respectively.  Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income.  Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Bank also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements.  The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit.  The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”).  This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution.  Employees vest in employer contributions over six years.  The Company’s expense under the 401(k) Plan was approximately $1.0 million in 2019 and 2018 and $0.8 million in 2017.

12.STOCK-BASED COMPENSATION

At December 31, 2019, the Company had two stock-based compensation plans, which are described below.  The compensation cost charged against income for those plans was $0.7 million, $0.6 million, and $0.5 million for 2019, 2018, and 2017, respectively, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income.  All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term.  In addition, expenses for director stock-based compensation were recognized to reflect $0.2 million in 2019 and 2018, and $0.1 million in 2017, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2019 Long-Term Equity Incentive Plan

Under the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 Plan”) and, prior to the adoption of the 2019 Plan by shareholders in April 2019, under the Company’s 2009 Long-Term Incentive Plan (the “2009 Plan” and together with the 2019 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries.  Under the Equity Plans, the Company was authorized to issue up to 603,883 shares of common stock.  Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued.  The options have vesting schedules from 12 months through 4 years.  At December 31, 2019, there were a total of 313,429 shares available for grant under the 2019 Plan.  The Company may no longer make grants under the 2009 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018	2017
Dividend Yield	2.88%	2.04%	2.03%
Expected Life (years)	6.96	6.81	6.95
Expected Volatility	17.36%	16.57%	17.34%
Risk-free Interest Rate	2.47%	2.82%	2.24%
Weighted Average Fair Value	$5.01	$7.63	$6.41

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

Stock options activity for 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	218,968	$24.18
Granted	44,820	36.12
Exercised	(37,490)	15.18
Expired	(2,140)	39.19
Forfeited	(8,598)	37.73
Balance, December 31, 2019	215,560	$27.54	5.68	$2,827

Exercisable, December 31, 2019	140,974	$22.39	4.21	$2,531

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $0.3 million.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2020	$132
2021	96
2022	60
2023	15

Restricted stock award activity for 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	35,345	$38.01
Granted	25,448	35.98
Vested	(17,166)	36.22
Forfeited	(3,816)	38.37
Balance, December 31, 2019	39,811	$37.45

As of December 31, 2019, there was $0.9 million in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans.  The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2020	$434
2021	281
2022	165
2023	40

During fiscal years 2019, 2018, and 2017, the following activity occurred under the Company’s plans:

	2019	2018	2017
	(in thousands)
Total intrinsic value of stock options exercised	$770	$1,237	$567
Total fair value of restricted stock awards vested	$610	$736	$645

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”).  As of December 31, 2019, there were 92,411 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate.  Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock.  Employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date.  Under the Purchase Plan, the Company issued 11,712,  10,821, and 7,610 shares to employees in 2019, 2018, and 2017, respectively.  Compensation cost is calculated by the value of the 15% discount only.  The compensation cost that was charged against income for the Purchase Plan was less than $0.1 million in 2019, 2018, and 2017.

13.INCOME TAXES

The components of the provision for income taxes were as follows:

	2019	2018	2017
	(in thousands)
Current federal tax expense	$4,639	$1,182	$2,041
Current state tax expense	1,160	606	18
Total current tax expense	5,799	1,788	2,059

Deferred federal tax expense (benefit)	$(513)	$-	$2,441
Deferred state tax expense	(58)	495	709
Total deferred tax expense (benefit)	(571)	495	3,150

Total income tax provision	$5,228	$2,283	$5,209

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$4,671	21%	$3,914	21%	$5,334	34%
Change in taxes resulting from:
Tax-exempt income	(213)	(1)	(287)	(2)	(589)	(4)
Historic tax credit	(81)	-	(2,043)	(11)	(1,869)	(12)
State taxes, net of federal benefit	870	4	871	5	455	2
Deferred tax asset remeasurement	-	-	-	-	2,074	13
Other items, net	(19)	-	(172)	(1)	(196)	-
Income tax provision	$5,228	24%	$2,283	12%	$5,209	33%

In 2018 and 2017, the Company recognized significant impact from its investments in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State after the historic structures were placed in service.  At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  As noted in Note 1 to these Consolidated Financial Statements, for New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting.  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets.  There were no significant historic tax credit transactions during 2019.

The following table presents the impact on the results of operations from the Bank’s historic tax credit activity for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017

Loss on tax credit investment	$(158)	$(2,870)	$(3,997)
Refundable state historic tax credit	115	1,982	2,843
Income tax benefit	81	2,043	1,869
Total HTC income	$38	$1,155	$715

At December 31, 2019 and 2018 the components of the net deferred tax asset were as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,584	$1,452
Allowance for loan and lease losses	3,876	3,788
Non accrued interest	-	68
Deferred compensation	558	614
Loss on investment in tax credit	444	490
Stock options granted	192	165
Lease liabilities	1,078	119
Net unrealized losses on securities	-	822
Other	37	-
Gross deferred tax assets	$7,769	$7,518

Deferred tax liabilities:
Depreciation and amortization	$1,614	$1,637
Right of use assets	965
Prepaid expenses	617	616
Net unrealized gains on securities	183	-
Deferred dividend income	-	356
Mortgage servicing asset	144	158
Other	71	-
Gross deferred tax liabilities	$3,594	$2,767

Valuation allowance	(218)	(334)
Net deferred tax asset	$3,957	$4,417

The net deferred tax asset at December 31, 2019 and 2018 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2019, except for a valuation allowance of $0.2 million on the net deferred tax asset for the investment in historic tax credits of $0.4 million.  In assessing the need for a valuation allowance for the deferred tax assets for the investments in historic tax credits, the Company considered all positive and negative evidence in assessing whether the weight of available evidence supports the recognition of some or all of the deferred tax assets.

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

The Company did not have any unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017.

There were no accrued penalties and interest at December 31, 2019 and 2018.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities.   The tax years 2016-2018 remain subject to examination by the IRS.   In 2019, the Company concluded a New York State audit covering the tax years 2015-2016.  These audits concluded with no material adverse findings.  The tax years 2017-2018 remain subject to examination by the New York State Department of Taxation & Finance.

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

A disaggregation of the total insurance service and other fees at December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(in thousands)
Commercial property and casualty insurance commissions	$4,014	$3,541	$2,918
Personal property and casualty insurance commissions	3,416	3,067	2,608
Employee benefits sales commissions	1,136	855	528
Profit sharing and contingent revenue	1,050	905	928
Wealth management and other financial services	517	563	425
Insurance claims services revenue	453	305	390
Other insurance-related revenue	102	129	101
Total insurance service and other fees	$10,688	$9,365	$7,898

15.OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2019	2018
	(in thousands)
Retirement compensation liabilities	$8,308	$7,976
Accounts payable	5,211	4,989
Taxes Payable	1,657	-
Historic tax credit investment	-	2,996
Interest payable	677	877
Loan participation payable	437	-
Other	138	193
Total other liabilities	$16,428	$17,031

16.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business.  The aggregate outstanding principal balance of loans to such related parties on December 31, 2019 and 2018 was $1.7 million and $1.3 million, respectively.  During 2019, there were $2.9 million of advances and new loans to such related parties, and repayments amounted to $2.5 million.  Terms of these loans have prevailing market pricing that would be offered to similarly-situated non-affiliated third parties.  Deposits from related parties were $4.1 million and $3.4 million as of December 31, 2019 and 2018, respectively.

17.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)

Commitments to extend credit	$331,974	$290,785
Standby letters of credit	4,309	3,379
Total	$336,283	$294,164

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

The Company leases certain offices, land and equipment under long-term operating leases.  The aggregate minimum annual rental commitments under these leases total approximately $0.7 million in 2020, 2021 and 2022, $0.6 million in 2023, $0.5 million in 2024 and $1.6 million thereafter.  The rental expense under operating leases contained in the Company’s Consolidated Statements of Income was $0.7 million in 2019, 2018, and 2017.

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

The following tables set forth information regarding these segments for the years ended December 31, 2019, 2018, and 2017.

	2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$52,152	$(97)	$52,055
Provision for loan losses	75	-	75
Net interest income (expense) after
provision for loan losses	52,077	(97)	51,980
Insurance service and fees	480	10,208	10,688
Other non-interest income	7,232	162	7,394
Amortization expense	-	448	448
Other non-interest expense	38,961	8,411	47,372
Income before income taxes	20,828	1,414	22,242
Income tax provision	4,860	368	5,228
Net income	$15,968	$1,046	$17,014

	2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$48,228	$(121)	$48,107
Provision for loan losses	1,402	-	1,402
Net interest income (expense) after
provision for loan losses	46,826	(121)	46,705
Insurance service and fees	541	8,824	9,365
Other non-interest income	5,862	-	5,862
Amortization expense	-	280	280
Other non-interest expense	35,683	7,330	43,013
Income before income taxes	17,546	1,093	18,639
Income tax provision	1,999	284	2,283
Net income	$15,547	$809	$16,356

	2017
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$42,119	$(102)	$42,017
Provision for loan losses	738	-	738
Net interest income (expense) after
provision for loan losses	41,381	(102)	41,279
Insurance service and fees	416	7,482	7,898
Other non-interest income	5,105	-	5,105
Amortization expense	-	113	113
Other non-interest expense	32,610	5,871	38,481
Income before income taxes	14,292	1,396	15,688
Income tax provision	4,674	535	5,209
Net income	$9,618	$861	$10,479

	December 31,	December 31,
	2019	2018
	(in thousands)
Identifiable Assets, Net
Banking activities	$1,443,611	$1,371,560
Insurance agency activities	16,619	16,647
Consolidated Total Assets	$1,460,230	$1,388,207

20.         ACQUISITIONS

On December 19, 2019, the Company announced that it had entered into a definitive Agreement and Plan of Reorganization (the “Agreement”) with FSB Bancorp, Inc. (“FSB”), a Maryland corporation and the parent holding company of Fairport Savings Bank, under which FSB would be acquired by the Company (the “Merger”). Subject to the terms and conditions of the Agreement, upon the consummation of the Merger, FSB stockholders will have the right to receive, subject to possible adjustment, for each share of common stock, par value $0.01 per share, of FSB, either (i) 0.4394 shares of common stock, par value $0.50 per share, of Evans (“Evans Common Stock”), or (ii) $17.80 in cash, at the election of such holder.  All such elections are subject to adjustment on a pro rata basis, so that approximately 50% of the aggregate consideration paid to FSB stockholders will be cash and approximately 50% will be Evans Common Stock. As of December 19, 2019 total consideration to be paid was valued at approximately $35 million.

As of September 30, 2019, FSB reported $325 million of assets, including $277 million of loans (predominantly residential real estate loans) and $24 million of investment securities, and $293 million of liabilities, including $233 million of deposits.

The Company incurred $0.2 million of merger-related expenses in 2019 associated with the pending Merger, consisting largely of professional services of their attorneys, accountants, investment bankers and other advisors. Merger related expenses incurred in 2018 were not material. There were no merger-related expenses during 2017.

21.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis at December 31, 2019 and 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2019
Securities available-for-sale:
US government agencies	$-	$28,156	$-	$28,156
States and political subdivisions	-	3,351	-	3,351
Mortgage-backed securities	-	96,416	-	96,416
Mortgage servicing rights	-	-	555	555

December 31, 2018
Securities available-for-sale:
US government agencies	$-	$33,928	$-	$33,928
States and political subdivisions	-	22,173	-	22,173
Mortgage-backed securities	-	76,003	-	76,003
Mortgage servicing rights	-	-	609	609

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

Management believes that it has a sufficient understanding of the third-party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control.  On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio.  Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities.  Additionally, on an annual basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator.  If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security.  If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation.  There were no material differences in valuations noted in 2019 or 2018.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the years ended December 31:

(in thousands)	2019	2018	2017
Mortgage servicing rights - January 1	$609	$586	$527
Gains/(Losses) included in earnings	(178)	(22)	(48)
Additions from loan sales	124	45	107
Mortgage servicing rights - December 31	$555	$609	$586

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	December 31, 2019	December 31, 2018
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.00%
Prepayment rate (CPR)	8.21%	6.52%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2019
Collateral dependent impaired loans	$-	$-	$15,735	$15,735

December 31, 2018
Collateral dependent impaired loans	$-	$-	$20,590	$20,590

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $16.0 million, with an allowance for loan loss of $0.3 million, at December 31, 2019 compared with $21.7 million and $1.1 million, respectively, at December 31, 2018.

At December 31, 2019 and 2018, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$38,857	$38,857	$39,915	$39,915
Level 2:
Available for sale securities	127,922	127,922	132,104	132,104
FHLB and FRB stock	3,544	3,544	3,403	3,403
Level 3:
Held to maturity securities	2,386	2,392	1,685	1,674
Loans, net	1,211,356	1,222,386	1,141,146	1,131,891
Mortgage servicing rights	555	555	609	609

Financial liabilities:
Level 1:
Demand deposits	$263,717	$263,717	$231,902	$231,902
NOW deposits	140,654	140,654	110,450	110,450
Savings deposits	587,142	587,142	571,479	571,479
Level 2:
Securities sold under agreement to
repurchase	2,425	2,425	3,142	3,142
Other borrowed funds	10,000	9,997	10,000	9,854
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	275,927	277,051	301,227	298,999

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

22.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations).  Management believes that as of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios were as follows:

	December 31, 2019
	(in thousands)
	Company		Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$150,860	12.32%	$147,618	12.08%	$55,099	4.5%	$85,710	7.0%

Total Capital
(to Risk Weighted Assets)	$166,035	13.56%	$162,793	13.32%	$97,954	8.0%	$128,565	10.5%

Tier I Capital
(to Risk Weighted Assets)	$150,860	12.32%	$147,618	12.08%	$73,466	6.0%	$104,076	8.5%

Tier I Capital
(to Average Assets)	$150,860	10.33%	$147,618	10.15%	$58,397	4.0%	$72,996	5.0%

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

23.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash	$1,027	$1,446
Other assets	407	403
Investment in subsidiaries	159,620	142,268
Total assets	$161,054	$144,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$11,330	$11,330
Other liabilities	1,271	1,141
Total liabilities	12,601	12,471

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$148,453	$131,646
Total liabilities and stockholders’ equity	$161,054	$144,117

CONDENSED STATEMENTS OF INCOME

	December 31,
	2019	2018	2017
	(in thousands)
Dividends from subsidiaries	$4,500	$8,300	$2,100

Income	4	147	-

Expenses	(1,323)	(927)	(771)

Income before equity in undistributed
earnings of subsidiaries	3,181	7,520	1,329

Equity in undistributed earnings of subsidiaries	13,833	8,836	9,150

Net income	17,014	16,356	10,479

Other comprehensive income	-	-	-

Comprehensive income	$17,014	$16,356	$10,479

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2019	2018	2017
	(in thousands)
Operating Activities:
Net income	$17,014	$16,356	$10,479
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(13,833)	(8,836)	(9,150)
Changes in assets and liabilities affecting cash flow:
Other assets	130	(470)	(13)
Other liabilities	4	250	(183)
Other	180	153	-
Net cash provided by operating activities	3,495	7,453	1,133

Investing Activities:
Proceeds from equity securities sales	-	1,960	-
Investment in subsidiaries	-	(5,000)	(11,791)
Net cash used in investing activities	-	(3,040)	(11,791)

Financing Activities:
Proceeds from issuance of common stock	1,178	1,025	15,015
Cash dividends paid	(5,092)	(4,428)	(3,819)
Purchase of Treasury stock	-	-	(342)
Net cash used in financing activities	(3,914)	(3,403)	10,854

Net increase (decrease) in cash	(419)	1,010	196

Cash beginning of year	1,446	436	240

Cash ending of year	$1,027	$1,446	$436

24.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2019
Interest Income	$16,028	$16,845	$16,325	$15,542
Interest Expense	3,236	3,224	3,191	3,034
Net Interest Income	12,792	13,621	13,134	12,508
Net Income	3,748	5,164	4,382	3,720
Earnings per share basic	0.76	1.05	0.90	0.77
Earnings per share diluted	0.75	1.04	0.88	0.75

2018
Interest Income	$15,309	$14,690	$14,247	$13,366
Interest Expense	2,936	2,604	2,051	1,914
Net Interest Income	12,373	12,086	12,196	11,452
Net Income	4,451	4,795	3,791	3,319
Earnings per share basic	0.92	0.99	0.79	0.69
Earnings per share diluted	0.90	0.97	0.77	0.68

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.

(b)

Management's Annual Report on Internal Control Over Financial Reporting.  Management's Annual Report on Internal Control Over Financial Reporting appears at "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(c)

Attestation Report of the Independent Registered Public Accounting Firm.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in the "Report of Independent Registered Public Accounting Firm" in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and is incorporated herein by reference in response to this Item 9A.

(d)

Changes in Internal Control Over Financial Reporting.  No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

None

PART III

Item 10.DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Section 16(a) Beneficial Ownership Reporting Compliance,"  “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2020 annual meeting of shareholders to be held on April 23, 2020 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm (internal control over financial reporting)

Report of Independent Registered Public Accounting Firm (consolidated financial statements)

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Income - Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows - Years Ended December 31, 2019, 2018 and 2017

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

4.5	Description of Evans Bancorp, Inc. Securities (filed herewith)
10.1	Evans Bancorp, Inc. Dividend Reinvestment Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-166264), as filed on April 23, 2010).
10.2*	Evans Bancorp, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on March 21, 2013).
10.3*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).
10.4*

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

10.6*

Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 18, 2004).

10.7*

Form of Executive Life Insurance Split-Dollar Endorsement Participatory Agreement (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed on March 28, 2005).

10.8*	First Amendment to the Evans National Bank Executive Life Insurance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed on May 2, 2007).
10.9*

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

10.11*	Summary of Evans Excels Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed on March 1, 2018).
10.12*

Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 3, 2014).

10.13*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Directors under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.14*

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

10.17*

Stock Option Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit　10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

10.18*

Letter Agreement Regarding Insurance Coverage for James Tilley (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed on August 14, 2007).

10.19*	Evans Bancorp, Inc. Executive Severance Plan, as revised on July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 29, 2016).
10.20*

Evans Bancorp, Inc. Change in Control Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 3, 2016).

10.21*

Evans Bank, N.A. 2010 Amended and Restated Executive Incentive Retirement Plan on September 24, 2010 and effective October 1, 2010 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 3, 2016).

10.22*	Evans Bancorp, Inc. Amended and Restated 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 26, 2019).
10.23*	Employment Agreement, dated as of July 1, 2018, by and between The Evans Agency, LLC and Aaron Whitehouse (filed herewith).
10.24*

Form of Employee Restricted Stock Award Agreement granted by Evans Bancorp, Inc. under the Evans Bancorp, Inc. Amended and Restated 2019 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement, filed on May 20, 2019).

10.25*

Form of Employee Stock Option Award Agreement granted by Evans Bancorp, Inc. under the Evans Bancorp, Inc. Amended and Restated 2019 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form S-8 Registration Statement, filed on May 20, 2019).

10.26*

Form of Director Restricted Stock Award Agreement granted by Evans Bancorp, Inc. under the Evans Bancorp, Inc. Amended and Restated 2019 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form S-8 Registration Statement, filed on May 20, 2019).

10.27*

Form of Director Stock Option Award Agreement granted by Evans Bancorp, Inc. under the Evans Bancorp, Inc. Amended and Restated 2019 Long Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form S-8 Registration Statement, filed on May 20, 2019).

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
Date: March 12, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 12, 2020
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2020
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	March 12, 2020
Lee C. Wortham

	Vice Chairman of the Board / Director	March 12, 2020
Oliver H. Sommer

/s/ Michael A. Battle	Director	March 12, 2020
Michael A. Battle

/s/ James E. Biddle, Jr.	Director	March 12, 2020
James E. Biddle, Jr.

/s/ Jody L. Lomeo	Director	March 12, 2020
Jody L. Lomeo

/s/ Robert G. Miller, Jr.	Director	March 12, 2020
Robert G. Miller, Jr.

/s/ Kimberley A. Minkel	Director	March 12, 2020
Kimberley A. Minkel

	Director	March 12, 2020
Christina P. Orsi

/s/ David R. Pfalzgraf, Jr.	Director	March 12, 2020
David R. Pfalzgraf, Jr.

	Director	March 12, 2020
Michael J. Rogers

	Director	March 12, 2020
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 12, 2020
Thomas H. Waring, Jr.