Form 10-Q
period 2020-03-31
EVANS BANCORP INC
filed 2020-05-05
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value,  4,943,540 shares as of April 30, 2020.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
March 31, 2020 AND DECEMBER 31, 2019
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$11,262	$10,577
Interest-bearing deposits at banks	40,706	28,280
Securities:
Available for sale, at fair value (amortized cost: $156,011 at March 31, 2020;	159,191	127,922
$127,217 at December 31, 2019)
Held to maturity, at amortized cost (fair value: $2,963 at March 31, 2020;	2,847	2,386
$2,392 at December 31, 2019)
Federal Home Loan Bank common stock, at cost	1,588	1,588
Federal Reserve Bank common stock, at cost	1,961	1,956
Loans, net of allowance for loan losses of $18,157 at March 31, 2020
and $15,175 at December 31, 2019	1,228,049	1,211,356
Properties and equipment, net of accumulated depreciation of $20,998 at March 31, 2020
and $20,682 at December 31, 2019	13,951	13,754
Goodwill and intangible assets	13,421	12,545
Bank-owned life insurance	29,578	29,418
Operating lease right-of-use asset	3,577	3,720
Other assets	18,680	16,728

TOTAL ASSETS	$1,524,811	$1,460,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$273,623	$263,717
NOW	159,223	140,654
Savings	625,773	587,142
Time	268,978	275,927
Total deposits	1,327,597	1,267,440

Securities sold under agreement to repurchase	2,572	2,425
Other borrowings	10,000	10,000
Operating lease liability	4,002	4,154
Other liabilities	21,214	16,428
Junior subordinated debentures	11,330	11,330
Total liabilities	1,376,715	1,311,777

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 4,942,802 and 4,929,593 shares issued at March 31, 2020 and December 31, 2019, respectively, and 4,942,802 and 4,929,283 outstanding at March 31, 2020
and December 31, 2019, respectively	2,474	2,467
Capital surplus	63,679	63,302
Treasury stock, at cost, 0 and 310 shares at March 31, 2020 and
December 31, 2019, respectively	-	-
Retained earnings	82,604	85,267
Accumulated other comprehensive loss, net of tax	(661)	(2,583)
Total stockholders' equity	148,096	148,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,524,811	$1,460,230

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Loans	$14,546	$14,362
Interest-bearing deposits at banks	181	249
Securities:
Taxable	1,049	801
Non-taxable	47	130
Total interest income	15,823	15,542
INTEREST EXPENSE
Deposits	2,876	2,843
Other borrowings	47	45
Junior subordinated debentures	124	146
Total interest expense	3,047	3,034
NET INTEREST INCOME	12,776	12,508
PROVISION FOR LOAN LOSSES	2,999	538
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,777	11,970
NON-INTEREST INCOME
Deposit service charges	628	533
Insurance service and fees	2,425	2,442
Gain on loans sold	51	26
Bank-owned life insurance	160	159
Loss on tax credit investment	(2,475)	-
Refundable state historic tax credit	1,857	-
Interchange fee income	382	421
Other	310	614
Total non-interest income	3,338	4,195
NON-INTEREST EXPENSE
Salaries and employee benefits	7,797	7,160
Occupancy	861	836
Advertising and public relations	269	167
Professional services	1,374	745
Technology and communications	1,096	893
Amortization of intangibles	130	112
FDIC insurance	179	207
Other	1,164	1,104
Total non-interest expense	12,870	11,224
INCOME BEFORE INCOME TAXES	245	4,941
INCOME TAX PROVISION	41	1,221
NET INCOME	$204	$3,720

Net income per common share-basic	$0.04	$0.77
Net income per common share-diluted	$0.04	$0.75
Weighted average number of common shares outstanding	4,936,947	4,855,815
Weighted average number of diluted shares outstanding	4,992,214	4,932,451

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(in thousands)
	Three Months Ended March 31,
	2020	2019

NET INCOME	$204	$3,720

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities	1,835	1,303
Defined benefit pension plans:
Amortization of prior service cost	5	6
Amortization of actuarial loss	82	61
Total	87	67
OTHER COMPREHENSIVE INCOME, NET OF TAX	1,922	1,370
COMPREHENSIVE INCOME	$2,126	$5,090

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			3,720		3,720
Other comprehensive income				1,370	1,370
Cash dividends ($0.52 per common share)			(2,527)		(2,527)
Stock compensation expense		201			201
Reissued 500 restricted shares					-
Issued 4,934 restricted shares, net of forfeitures	2	(2)			-
Issued 2,514 shares in stock option exercises	1	24			25
Balance, March 31, 2019	$2,432	$61,448	$74,538	$(3,983)	$134,435

Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			204		204
Other comprehensive income				1,922	1,922
Cash dividends ($0.58 per common share)			(2,867)		(2,867)
Stock compensation expense		257			257
Reissued 310 restricted shares					-
Issued 5,930 restricted shares, net of forfeitures	3	(3)			-
Issued 7,279 shares in stock option exercises	4	123			127
Balance, March 31, 2020	$2,474	$63,679	$82,604	$(661)	$148,096

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(in thousands)
	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Interest received	$15,968	$15,323
Fees received	4,113	4,424
Interest paid	(2,248)	(2,999)
Cash paid to employees and vendors	(11,362)	(12,685)
Income taxes paid	(103)	-
Proceeds from sale of loans held for sale	3,739	2,071
Originations of loans held for sale	(3,335)	(2,045)

Net cash provided by operating activities	6,772	4,089

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(46,322)	(10,568)
Proceeds from sales, maturities, calls, and payments	17,430	5,523
Held to maturity securities:
Purchases	(511)	(224)
Proceeds from maturities, calls, and payments	50	10
Cash paid for bank-owned life insurance	-	(360)
Additions to properties and equipment	(491)	(426)
Purchase of tax credit investment	(3,116)	(19)
Insurance agency acquisition	(683)	-
Net increase in loans	(20,449)	(29,454)

Net cash used in investing activities	(54,092)	(35,518)

FINANCING ACTIVITIES:
Proceeds (repayments) from short-term borrowings, net	147	(660)
Net increase in deposits	60,157	60,665
Issuance of common stock	127	25

Net cash provided by financing activities	60,431	60,030

Net increase in cash and cash equivalents	13,111	28,601

CASH AND CASH EQUIVALENTS:
Beginning of period	38,857	39,915
End of period	$51,968	$68,516

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(in thousands)
	Three Months Ended March 31,
	2020	2019

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$204	$3,720

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	538	505
Deferred tax (benefit) expense	(1,001)	12
Provision for loan losses	2,999	538
Loss on tax credit investment	2,475	148
Changes in refundable state historic tax credit	(1,857)	17
Gain on loans sold	(51)	(26)
Stock compensation expense	257	201
Proceeds from sale of loans held for sale	3,739	2,071
Originations of loans held for sale	(3,335)	(2,045)
Changes in assets and liabilities affecting cash flow:
Other assets	(225)	(4,528)
Other liabilities	3,029	3,476

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,772	$4,089

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH  31, 2020 AND 2019

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

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs adopted by the Company during the current fiscal year are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“10-K”).  The Company’s significant accounting policies are disclosed in Note 1 to the 10-K.

The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The Company’s first quarter 2020 results were impacted by the Coronavirus Disease 2019 ("COVID-19") pandemic, as the United States operates under a state of emergency and New York State has issued orders that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities. The Company has remained open despite these orders because banks have been identified as providing essential services. The Company has been serving its customers through a variety of channels, including drive-up windows, limited appointment hours for personal meetings at certain branches, mobile banking, on-line banking, remote deposit capture and call centers. During the first quarter of 2020, the Company began processing payment deferrals for up to three months for both consumers and business borrowers, and temporarily waiving certain service fees to assist customers who are experiencing financial hardship. The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent. Economic trends and conditions reflecting the impact of COVID-19 have resulted in an increase in estimate of expected credit losses in the Company’s loan portfolio as the Company believes that COVID-19 could have a material effect on customers’ ability to meet their borrowing obligations.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$34,137	$769	$-	$34,906
States and political subdivisions	3,286	57	(6)	3,337
Total debt securities	$37,423	$826	$(6)	$38,243

Mortgage-backed securities:
FNMA	$41,012	$1,338	$(20)	$42,330
FHLMC	14,441	497	-	14,938
GNMA	3,180	66	(1)	3,245
SBA	22,398	171	(229)	22,340
CMO	37,557	624	(86)	38,095
Total mortgage-backed securities	$118,588	$2,696	$(336)	$120,948

Total securities designated as available for sale	$156,011	$3,522	$(342)	$159,191

Held to Maturity:
Debt securities
States and political subdivisions	$2,847	$116	$-	$2,963

Total securities designated as held to maturity	$2,847	$116	$-	$2,963

	December 31, 2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,951	$225	$(21)	$28,155
States and political subdivisions	3,289	69	(7)	3,351
Total debt securities	$31,240	$294	$(28)	$31,506

Mortgage-backed securities:
FNMA	$34,395	$330	$(53)	$34,672
FHLMC	15,390	137	(13)	15,514
GNMA	3,421	16	(24)	3,413
SBA	13,752	90	(70)	13,772
CMO	29,019	190	(164)	29,045
Total mortgage-backed securities	$95,977	$763	$(324)	$96,416

Total securities designated as available for sale	$127,217	$1,057	$(352)	$127,922

Held to Maturity:
Debt securities
States and political subdivisions	$2,386	$24	$(18)	$2,392

Total securities designated as held to maturity	$2,386	$24	$(18)	$2,392

Available for sale securities with a total fair value of $121 million and $102 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2020 and December 31, 2019 are summarized below.  All maturity amounts are contractual maturities.  Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
	(in thousands)		(in thousands)

Debt securities available for sale:

Due in one year or less	$6,004	$6,045	$6,005	$6,014
Due after one year through five years	4,636	4,770	6,481	6,626
Due after five years through ten years	23,283	23,907	18,754	18,866
Due after ten years	3,500	3,521	-	-
	37,423	38,243	31,240	31,506

Mortgage-backed securities
available for sale	118,588	120,948	95,977	96,416

Total	$156,011	$159,191	$127,217	$127,922

Debt securities held to maturity:

Due in one year or less	$1,650	$1,664	$1,139	$1,140
Due after one year through five years	662	706	712	732
Due after five years through ten years	54	58	54	54
Due after ten years	481	535	481	466
Total	$2,847	$2,963	$2,386	$2,392

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2020 and December 31, 2019 is summarized below.  The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	March 31, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	-	-	181	(6)	181	(6)
Total debt securities	$-	$-	$181	$(6)	$181	$(6)

Mortgage-backed securities:
FNMA	$1,422	$(19)	$13	$(1)	$1,435	$(20)
FHLMC	-	-	-	-	-	-
GNMA	85	(1)	-	-	85	(1)
SBA	11,962	(229)	-	-	11,962	(229)
CMO	7,560	(84)	1,015	(2)	8,575	(86)
Total mortgage-backed securities	$21,029	$(333)	$1,028	$(3)	$22,057	$(336)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$-	$-	$-	$-

Total temporarily impaired
securities	$21,029	$(333)	$1,209	$(9)	$22,238	$(342)

	December 31, 2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$1,976	$(18)	$3,997	$(3)	$5,973	$(21)
States and political subdivisions	-	-	181	(7)	181	(7)
Total debt securities	$1,976	$(18)	$4,178	$(10)	$6,154	$(28)

Mortgage-backed securities:
FNMA	$5,355	$(38)	$3,630	$(15)	$8,985	$(53)
FHLMC	-	-	1,242	(13)	1,242	(13)
GNMA	2,091	(22)	770	(2)	2,861	(24)
SBA	5,171	(70)	-	-	5,171	(70)
CMO	5,706	(36)	8,911	(128)	14,617	(164)
Total mortgage-backed securities	$18,323	$(166)	$14,553	$(158)	$32,876	$(324)

Held to Maturity:
Debt securities:
States and political subdivisions	$227	$(1)	$2,165	$(17)	$2,392	$(18)

Total temporarily impaired
securities	$20,526	$(185)	$20,896	$(185)	$41,422	$(370)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2020 and December 31, 2019 and determined the decline in fair value below amortized cost to be temporary.  In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises).  In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost.  Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges as of March 31, 2020 and did not record any OTTI charges during 2019.  The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations.  In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio.  The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2020
Securities available-for-sale:
US government agencies	$-	$34,906	$-	$34,906
States and political subdivisions	-	3,337	-	3,337
Mortgage-backed securities	-	120,948	-	120,948
Mortgage servicing rights	-	-	485	485

December 31, 2019
Securities available-for-sale:
US government agencies	$-	$28,155	$-	$28,155
States and political subdivisions	-	3,351	-	3,351
Mortgage-backed securities	-	96,416	-	96,416
Mortgage servicing rights	-	-	555	555

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended March 31,
(in thousands)	2020	2019
Mortgage servicing rights - January 1	$555	$609
Gains/(Losses) included in earnings	(103)	(40)
Additions from loan sales	33	18
Mortgage servicing rights - March 31	$485	$587

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	March 31, 2020	December 31, 2019
Servicing fees	0.25%	0.25%
Discount rate	9.00%	9.00%
Prepayment rate (CPR)	8.75%	8.21%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements.  The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2020
Collateral dependent impaired loans	$-	$-	$17,263	$17,263

December 31, 2019
Collateral dependent impaired loans	$-	$-	$15,735	$15,735

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $18.2 million, with an allowance for loan loss of $0.9 million, at March 31, 2020 compared with $16.0 million and $0.3 million, respectively, at December 31, 2019.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$51,968	$51,968	$38,857	$38,857
Level 2:
Available for sale securities	159,191	159,191	127,922	127,922
FHLB and FRB stock	3,549	N/A	3,544	N/A
Level 3:
Held to maturity securities	2,847	2,963	2,386	2,392
Loans, net	1,228,049	1,258,020	1,211,356	1,222,386
Mortgage servicing rights	485	485	555	555

Financial liabilities:
Level 1:
Demand deposits	$273,623	$273,623	$263,717	$263,717
NOW deposits	159,223	159,223	140,654	140,654
Savings deposits	625,773	625,773	587,142	587,142
Level 2:
Securities sold under agreement to
repurchase	2,572	2,572	2,425	2,425
Other borrowed funds	10,000	10,002	10,000	9,997
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	268,978	271,259	275,927	277,051

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2020	December 31, 2019
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$156,125	$158,572
Commercial and multi-family	666,651	645,036
Construction-Residential	298	1,067
Construction-Commercial	96,698	97,848
Home equities	67,629	69,351
Total real estate loans	987,401	971,874

Commercial and industrial loans	256,157	251,197
Consumer and other loans	1,223	1,926
Net deferred loan origination costs	1,425	1,534
Total gross loans	1,246,206	1,226,531

Allowance for loan losses	(18,157)	(15,175)

Loans, net	$1,228,049	$1,211,356

The Bank sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages.  In the three month periods ended March 31, 2020 and March 31, 2019, the Bank sold mortgages to FNMA totaling $3.7 million, and $2.0 million, respectively.  At March 31, 2020 and December 31, 2019, the Bank had a loan servicing portfolio principal balance of $78 million and $76 million, respectively, upon which it earned servicing fees.  The value of the mortgage servicing rights for that portfolio was $0.5 million and $0.6 million at March 31, 2020 and December 31, 2019, respectively.  No loans were held for sale at March 31, 2020.  At December 31, 2019 there were $0.7 million in residential mortgages held for sale.  The Company has never been contacted by FNMA to repurchase any loans due to improper documentation or fraud.

As noted in Note 1, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Unless otherwise noted in this Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2019 are consistent with those utilized by the Company in the three month period ended March 31, 2020.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

March 31, 2020
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$73,866	$476,629	$550,495	$184,214
Watch	12,493	165,806	178,299	50,615
Special Mention	8,133	11,024	19,157	11,836
Substandard	2,206	13,192	15,398	9,492
Doubtful/Loss	-	-	-	-
Total	$96,698	$666,651	$763,349	$256,157

December 31, 2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$73,646	$451,297	$524,943	$165,255
Watch	13,380	171,277	184,657	68,665
Special Mention	8,359	15,725	24,084	7,631
Substandard	2,463	6,737	9,200	9,646
Doubtful/Loss	-	-	-	-
Total	$97,848	$645,036	$742,884	$251,197

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2020
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$245,230	$1,094	$2,613	$-	$7,220	$256,157
Residential real estate:
Residential	151,557	3,160	-	-	1,408	156,125
Construction	298	-	-	-	-	298
Commercial real estate:
Commercial	650,625	10,009	-	-	6,017	666,651
Construction	93,488	1,892	-	-	1,318	96,698
Home equities	66,552	302	24	-	751	67,629
Consumer and other	1,206	11	3	3	-	1,223
Total Loans	$1,208,956	$16,468	$2,640	$3	$16,714	$1,244,781

Note: Loan balances do not include $1.4 million in net deferred loan origination costs as of March 31, 2020.

December 31, 2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$245,658	$705	$-	$-	$4,834	$251,197
Residential real estate:
Residential	153,630	2,616	888	-	1,438	158,572
Construction	865	-	202	-	-	1,067
Commercial real estate:
Commercial	630,016	3,482	5,879	-	5,659	645,036
Construction	92,667	2,886	720	-	1,575	97,848
Home equities	67,868	354	239	-	890	69,351
Consumer and other	1,907	15	4	-	-	1,926
Total Loans	$1,192,611	$10,058	$7,932	$-	$14,396	$1,224,997

Note: Loan balances do not include $1.5 million in net deferred loan origination costs as of December 31, 2019.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended March 31, 2020 and 2019:

March 31, 2020

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(17)	-	(15)	(29)	(4)	(65)
Recoveries	32	-	16	-	-	48
Provision (Credit)	1,013	1,583	(65)	376	92	2,999
Ending balance	$5,575	$10,588	$91	$1,418	$485	$18,157

Allowance for loan
losses:
Ending balance:
Individually evaluated
for impairment	$1,012	$6	$-	$-	$-	$1,018
Collectively evaluated
for impairment	4,563	10,582	91	1,418	485	17,139
Total	$5,575	$10,588	$91	$1,418	$485	$18,157

Loans:
Ending balance:
Individually evaluated
for impairment	$7,456	$7,872	$-	$2,591	$1,252	$19,171
Collectively evaluated
for impairment	248,701	755,477	1,223	153,832	66,377	1,225,610
Total	$256,157	$763,349	$1,223	$156,423	$67,629	$1,244,781

* Includes construction loans

Note: Loan balances do not include $1.4 million in net deferred loan origination costs as of March 31, 2020.

March 31, 2019

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(121)	-	(23)	-	-	(144)
Recoveries	22	-	7	-	-	29
Provision (Credit)	485	205	21	(168)	(5)	538
Ending balance	$4,754	$9,049	$111	$953	$340	$15,207

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

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,008	$2,322	$-	$2,223	$30	$1
Residential real estate:
Residential	2,591	2,870	-	2,672	17	16
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,120	6,643	-	6,358	64	22
Construction	1,318	1,352	-	1,335	15	-
Home equities	1,252	1,463	-	1,301	12	6
Consumer and other	-	-	-	-	-	-
Total impaired loans	$13,289	$14,650	$-	$13,889	$138	$45

At March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$5,448	$5,525	$1,012	$5,516	$76	$2
Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	434	443	6	437	6	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$5,882	$5,968	$1,018	$5,953	$82	$2

	At March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$7,456	$7,847	$1,012	$7,739	$106	$3
Residential real estate:
Residential	2,591	2,870	-	2,672	17	16
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,554	7,086	6	6,795	70	22
Construction	1,318	1,352	-	1,335	15	-
Home equities	1,252	1,463	-	1,301	12	6
Consumer and other	-	-	-	-	-	-
Total impaired loans	$19,171	$20,618	$1,018	$19,842	$220	$47

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,798	$4,112	$-	$4,046	$118	$143
Residential real estate:
Residential	2,744	3,003	-	2,823	73	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,019	6,521	-	6,293	225	72
Construction	1,335	1,352	-	1,344	23	50
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$15,349	$16,675	$-	$16,031	$503	$358

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,760	$2,808	$442	$2,764	$109	$63
Residential real estate:
Residential	60	62	5	61	3	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	197	197	4	197	8	4
Construction	240	246	5	242	8	9
Home equities	-	-	-	-	-	-
Consumer and other	21	23	21	22	-	1
Total impaired loans	$3,278	$3,336	$477	$3,286	$128	$78

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,558	$6,920	$442	$6,810	$227	$206
Residential real estate:
Residential	2,804	3,065	5	2,884	76	64
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,216	6,718	4	6,490	233	76
Construction	1,575	1,598	5	1,586	31	59
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	21	23	21	22	-	1
Total impaired loans	$18,627	$20,011	$477	$19,317	$631	$436

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	March 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,017	$1,781	$236	$396
Residential real estate:
Residential	1,681	498	1,183	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,577	3,040	537	-
Construction	-	-	-	-
Home equities	671	170	501	-
Consumer and other	-	-	-	-
Total TDR loans	$7,946	$5,489	$2,457	$396

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other	21	-	21	21
Total TDR loans	$8,258	$4,027	$4,231	$47

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent.  This reserve methodology is used because all TDR loans are considered impaired.  As of March 31, 2020, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

Federal banking regulators issued interagency statements that included guidance on accounting for loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic on March 22, 2020 and April 7, 2020. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed, in working with the staff of the FASB, that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were less than 30 days past due on its contractual payments prior to any relief are not TDRs.

The following tables show the data for TDR activity by the type of concession granted to the borrower for the three month periods ended March 31, 2020 and 2019:

	Three months ended March 31, 2020					Three months ended March 31, 2019
	(Recorded Investment in thousands)					(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment

Commercial and Industrial		$		$			$		$
Residential Real Estate & Construction:			-		-	-		-		-
Combination of concessions	1		56		56	-		-		-
Commercial Real Estate & Construction
Home Equities:			-		-	-		-		-
Extension of maturity and
interest rate reduction	-		-		-	1		109		109
Consumer and other loans	-		-		-	-		-		-
Other	-		-		-	-		-		-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full.  If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value.  A loan is considered in default when the loan is 90 days past due.  Loans which were classified as TDRs during the previous 12 months which defaulted during the three month periods ended March 31, 2020 and 2019 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period.  For the three month periods ended March 31, 2020 and 2019, the Company had an average of 55,267 and 76,636 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month period ended March 31, 2020 and 2019, there was an average of 81,770 and 46,220 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three months ended March 31, 2020 and 2019:

	Balance at December 31, 2019	Net Change	Balance at March 31, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$1,835	$2,357
Net defined benefit pension plan adjustments	(3,105)	87	(3,018)
Total	$(2,583)	$1,922	$(661)

	Balance at December 31, 2018	Net Change	Balance at March 31, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$1,303	$(1,045)
Net defined benefit pension plan adjustments	(3,005)	67	(2,938)
Total	$(5,353)	$1,370	$(3,983)

	Three months ended March 31, 2020			Three months ended March 31, 2019
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment
securities:
Unrealized gain on investment
securities	$2,475	$(640)	$1,835	$1,761	$(458)	$1,303

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost (a)	$8	$(3)	$5	$8	$(2)	$6
Amortization of actuarial loss (a)	113	(31)	82	83	(22)	61
Net change	121	(34)	87	91	(24)	67

Other comprehensive income	$2,596	$(674)	$1,922	$1,852	$(482)	$1,370

(a)	Included in net periodic pension cost, as described in Note 9 – “Net Periodic Benefit Costs”

7. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities.  The following tables set forth information regarding these segments for the three month periods ended March 31, 2020 and 2019.

	Three months ended March 31, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,779	$(3)	$12,776
Provision for loan losses	2,999	-	2,999
Net interest income (expense) after
provision for loan losses	9,780	(3)	9,777
Insurance service and fees	113	2,312	2,425
Other non-interest income	913	-	913
Amortization expense	-	130	130
Other non-interest expense	10,720	2,020	12,740
Income before income taxes	86	159	245
Income tax provision	-	41	41
Net income	$86	$118	$204

	Three months ended March 31, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,541	$(33)	$12,508
Provision for loan losses	538	-	538
Net interest income (expense) after
provision for loan losses	12,003	(33)	11,970
Insurance service and fees	119	2,323	2,442
Other non-interest income	1,753	-	1,753
Amortization expense	-	112	112
Other non-interest expense	9,086	2,026	11,112
Income before income taxes	4,789	152	4,941
Income tax provision	1,181	40	1,221
Net income	$3,608	$112	$3,720

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

	March 31,	December 31,
	2020	2019
	(in thousands)

Commitments to extend credit	$333,067	$331,974
Standby letters of credit	3,775	4,309
Total	$336,842	$336,283

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer.  The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets.  Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank.  The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2020 or during 2019.

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	(in thousands)

			Supplemental Executive
	Pension Benefits		Retirement Plan

	2020	2019	2020	2019

Service cost	$-	$-	$39	$36
Interest cost	50	55	38	50
Expected return on plan assets	(81)	(69)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	25	24	88	59
Net periodic cost (benefit)	$(6)	$10	$173	$153

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

A disaggregation of the total insurance service and other fees for the three months ended March 31, 2020 and 2019 is provided in the tables below:

	Three months ended March 31,
	2020	2019
	(in thousands)
Commercial property and casualty insurance commissions	$867	$842
Personal property and casualty insurance commissions	754	750
Employee benefits sales commissions	379	293
Profit sharing and contingent revenue	206	257
Wealth management and other financial services	121	124
Insurance claims services revenue	55	146
Other insurance-related revenue	43	30
Total insurance service and other fees	$2,425	$2,442

11.  RECENT ACCOUNTING PRONOUNCEMENTS

ASUs adopted by the Company during the current fiscal year are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.  The following standards will be adopted in future periods.  ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold.  The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software and the development of processes to track loan performance.  The total impact of CECL to the Company’s financial statements is unknown but may be material. The amendments in CECL are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted.  The Company intends to early adopt CECL effective January 1, 2022.

ASU 2019-12, Simplifying the Accounting for Income Taxes – The amendments in this ASU simplify the accounting for income taxes by removing the following exceptions: 1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income based tax and account for any incremental amount incurred as a non-income-based tax;  2. Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority; 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

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

12.  ACQUISITIONS

On May 1, 2020, the Company completed the acquisition of FSB Bancorp, Inc., a Maryland corporation and the parent holding company of Fairport Savings Bank (“FSB”). On that date, FSB was merged into Evans Bank, a wholly owned banking subsidiary of the Company. FSB operated 4 banking offices in New York at the date of acquisition. After application of the election, allocation and proration procedures contained in the merger agreement, the Company paid $17.1 million in cash and issued 422,625 shares of Evans Bancorp, Inc. common stock in exchange for all of the shares of common stock of FSB Bancorp, Inc. outstanding at the time of the acquisition.

The acquisition of FSB was completed subsequent to the first quarter of 2020, thus FSB’s balance sheet and results of operations are not included in the Company’s consolidated financial statements for the period ended March 31, 2020. The Company is currently in the process of allocating the purchase price to the fair values of the assets and liabilities acquired in conjunction with the acquisition.  As of December 31, 2019, FSB reported $323 million of assets, including $275 million of loans (predominantly residential real estate loans) and $23 million of investment securities, and $292 million of liabilities, including $236 million of deposits.

The Company incurred $0.5 million of merger-related expenses during the three months ended March 31, 2020, consisting largely of professional services of attorneys, accountants, investment bankers and other advisors. There were no merger-related expenses incurred during three months ended March 31, 2019.

13.  LEASES

The Company’s leases, consisting of property leases for certain of our bank branches and insurance agency offices, are classified as operating leases. Operating lease Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets were $3.6 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively. Lease liabilities were $4.0 million and $4.2 million as of March 31, 2020 and December 31, 2019, respectively.   As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term. Operating lease expenses were $0.2 million during the three-month periods ended March 31, 2020 and 2019 and are included in other non-interest expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities were $0.2 million during the three-month periods ended March 31, 2020 and 2019 and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 3.5% as of March 31, 2020.  The weighted average remaining lease term related to the Company’s leases was 8.4 years as of March 31, 2020.  Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$562
2021	682
2022	694
2023	589
2024	452
Thereafter	1,640
Total future minimum lease payments	4,619
Less imputed interest	617
Total	$4,002

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Many of these factors are beyond the Company’s control and are difficult to predict. In addition, the COVID-19 pandemic in the United States is expected to have a complex and significant impact on the economy, the banking industry and the Company in future periods. While the full impact of COVID-19 on future financial results is uncertain and not currently predictable, the Company believes that impact could have a material effect on customers’ ability to meet their borrowing obligations.

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

Impact of Covid-19

Effects on Our Market Area – The Company’s commercial and consumer banking products and services are offered primarily in New York State, where governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. The Governor of New York has issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities. The Company has remained open despite these orders because banks have been identified as providing essential services. The Company has been serving its customers through a variety of channels, including drive-up windows, limited appointment hours for personal meetings at certain branches, mobile banking, on-line banking, remote deposit capture and call centers.

Policy and Regulatory Developments – Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.
•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations.

Effects on Our Business – The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on is business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel, entertainment, the personal services industry, certain restaurants and some manufacturers will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans.

The Company’s Response – We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•

The Company is actively working with loan customers and providing prudent loan modification terms, including the implementation of a customer payment deferral program to assist both consumers and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  Through April 28, 2020, the Company granted payment deferrals for up to three months for 216 consumer borrowers and 186 business borrowers, representing $374 million on the Company's loan balances. The Company anticipates that it will continue receiving financial hardship payment deferral requests throughout the second quarter of 2020.

•

The Company was proactive in providing updated guidance to its customers on the government’s Paycheck Protection Plan program as it was rolled out. In total, as of April 28, 2020, there are 1,213 PPP requests in the Company’s pipeline, representing approximately $180 million. This level of activity is double what the Company typically provides in a year’s normal production.

•	To assist customers who are experiencing financial hardship during this unprecedented time, the Company is waiving the following fees, effective March 20, 2020 and continuing through May 15, 2020:
o	ATM transactions fees charged by Evans for all customers
o	All early withdrawal fees on CDs
o	Mobile deposit fees for business customers
o	Monthly fees to business customers for Deposit Express (Remote Capture)
•

The Company continues to promote its digital banking options. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely. We have closed all branches to customer activity indefinitely, except for drive-up and appointment only services. We continue to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

Acquisitions

On May 1, 2020, the Company completed the acquisition of FSB Bancorp, Inc., a Maryland corporation and the parent holding company of Fairport Savings Bank (“FSB”). On that date, FSB was merged into Evans Bank, a wholly owned banking subsidiary of the Company. FSB operated 4 banking offices in New York at the date of acquisition. The acquisition of FSB was completed subsequent to the first quarter of 2020, thus FSB’s balance sheet and results of operations are not included in the Company’s consolidated financial statements for the period ended March 31, 2020. The Company is currently in the process of allocating the purchase price to the fair values of the assets and liabilities acquired in conjunction with the acquisition. As of December 31, 2019, FSB reported $323 million of assets, including $275 million of loans (predominantly residential real estate loans) and $23 million of investment securities, and $292 million of liabilities, including $236 million of deposits.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2019.  These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred losses in the Company’s loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets.  Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 describes the methodology used to determine the allowance for loan losses.

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

Changes in the macroeconomic environment resulting from the COVID-19 pandemic was a triggering event in the three month period ended March 31, 2020 that resulted in the Company considering an interim impairment test. The Company had $10.9 million in goodwill  as of March 31, 2020,  all of which stems from the acquisition of various insurance agencies and is allocated to the insurance agency reporting unit. The Company evaluated the currently available information of the economic impact of the pandemic in relation to the nature of the insurance agency’s operations and the results of the December 31, 2019 goodwill impairment test which concluded that the fair value of the tested reporting unit substantially exceeded its carrying value. The Company determined that it is more likely than not that the reporting unit’s fair value will continue to exceed its carrying amount.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.2 billion at March 31, 2020, a $20 million or 2% increase from December 31, 2019 and a $61 million or 5% increase from March 31, 2019.

Loans secured by real estate were $987 million at March 31, 2020, reflecting a $15 million or 2% increase from $972 million at December 31, 2019 and a $46 million or 5% increase from $941 million at March 31, 2019.  Commercial real estate loans, including construction loans, were $763 million at March 31, 2020, $20 million or 3% higher than the $743 million balance at the end of the fourth quarter of 2019 and $53 million or 8% higher than the balance at March 31, 2019.  Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.  The Company’s Western New York footprint continued to experience strong demand for commercial real estate during the first quarter of 2020.  The demand, along with the Company’s dedicated resources to commercial real estate lending, led to strong growth at an annualized rate of 11% in the first quarter of 2020.

In the first quarter of 2020, residential mortgage originations were $5 million compared with the previous quarter’s originations of $9 million and $7 million in the first quarter of 2019.  Residential mortgages sold in the first quarter of 2020 equated to approximately 71% of the residential mortgages originated by the Company during the quarter, as compared with 59% in the fourth quarter of 2019 and 31% in the first quarter of 2019.  Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio.  The C&I portfolio was $256 million at March 31, 2020, representing a $5 million or 2% increase from $251 million at December 31, 2019, and $14 million or 6% higher than the $242 million balance at March 31, 2019.  The increase in C&I balances during the quarter equates to an 8% annualized growth rate.  C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $17 million, or 1.34% of total loans outstanding at March 31, 2020, compared with $14 million, or 1.17% of total loans outstanding, as of December 31, 2019 and $20 million, or 1.69% of total loans outstanding, as of March 31, 2019.  The increase in non-performing loans in the first quarter of 2020 reflected higher C&I and commercial real estate nonaccrual loans.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $56 million at March 31, 2020, a $5 million increase from $51 million at December 31, 2019 and an $8 million increase from $48 million at March 31, 2019.  The increase in criticized loans in the first quarter of 2020 primarily reflected a  $5 million C&I loan that was downgraded to special mention status during the quarter.  The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.  As noted in Note 4 to the Company’s Unaudited Financial Statements included in Part I of this Quarterly Report on Form 10-Q, internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits.  “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio.  The allowance for loan losses totaled $18.2 million or 1.46% of total loans outstanding at March 31, 2020, compared with $15.2 million or 1.24% of total loans outstanding as of December 31, 2019 and $15.2 million or 1.28% at March 31, 2019.  The Company recorded $3.0 million in provision for loan losses in the first quarter of 2020, compared with $0.1 million release of allowance for loan losses during the fourth quarter of 2019 and $0.5 million provision for loan losses in last year’s first quarter.  The $3.0 million provision for loan losses for the first quarter of 2020 includes a $2.2 million reserve build in response to economic trends and conditions which have been significantly impacted by the COVID-19 pandemic.  The remaining provision was due to an increase in specific reserve levels on impaired loans and strong loan growth.  The $0.1 million release of allowance for loan losses for the fourth quarter of 2019 was due to improved asset quality on impaired loans and marginal loan growth in that quarter.

Investing Activities

Total investment securities were $162 million at March 31, 2020, compared with $130 million at December 31, 2019 and $141 million at March 31, 2019.  Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $41 million at March 31, 2020 compared to $28 million at December 31, 2019, and $56 million at March 31, 2019.  The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal.  Average investment securities and interest-bearing cash were 14% of average interest-earning assets in the first quarter of 2020, compared with 12% in the fourth quarter of 2019 and 14% in last year’s first quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities at 75%, 74% and 56% of total investment securities at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.  The concentration in tax-advantaged debt securities issued by state and political subdivisions was 4%, 4% and 16% of the total securities portfolio at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.  The concentration in U.S. government-sponsored agency bonds was 22%, 22% and 28% of the total securities portfolio at March 31, 2020, December 31, 2019, and March 31, 2019,  respectively.

The total net unrealized gain position of the available-for-sale investment portfolio was $3.2 million at March 31, 2020, compared with $0.7 million at December 31, 2019 and a net unrealized loss position of $1.4 million at March 31, 2019.  The securities in an unrealized gain position at the end of the first quarter of 2020 reflect a decrease in market interest rates rather than a reduction in credit concerns.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures.  The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2020 were $1.33 billion, a $60 million or 5% increase from $1.27 billion at December 31, 2019 and a $52 million or 4% increase from $1.28 billion at March 31, 2019.  The growth in the first three months of 2020 reflects growth in municipal savings of $21 million or 16%, NOW deposits of $19 million or 13%, and $8 million or 2% of consumer savings deposits.  Commercial savings and demand deposits both grew by $10 million each or 8% and 4%, respectively.  The increases were offset by a decrease in time deposits of $7 million or 3%.  The year-over-year increase was primarily due to NOW deposit growth of $37 million, or 30%, and demand deposit growth of $31 million or 13%. Savings deposits increased $7 million, which reflected $15 million in additional consumer deposits, partially offset by a decrease of $8 million in municipal balances. Time deposits decreased $24 million, or 8%, of which $15 million were brokered.  Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.”  Due to the transactional nature of demand deposits, average balances are a useful metric to meaningfully measure sustained growth rates.  Average demand deposits were $282 million in the first quarter of 2020, a 3% increase from $273 million in the fourth quarter of 2019, and 16% higher than the $242 million average balance in the first quarter of 2019. Of the Company’s $40 million in average demand deposit growth over the prior year’s first quarter, $23 million was in commercial accounts.

The Company had $10 million in other borrowings at March 31, 2020 and December 31, 2019.  This represents a single $10 million long-term advance with the Federal Home Loan Bank of New York (“FHLBNY”) scheduled to mature in the second quarter of 2020.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.  There were no overnight borrowings at March 31, 2020.

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

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,219,230	$14,546	4.80%	$1,153,067	$14,362	5.05%
Taxable securities	129,966	1,049	3.25%	120,099	801	2.70%
Tax-exempt securities	6,063	47	3.12%	21,150	130	2.49%
Interest bearing deposits at banks	57,319	181	1.27%	44,024	249	2.29%

Total interest-earning assets	1,412,578	$15,823	4.51%	1,338,340	$15,542	4.71%

Non interest-earning assets:

Cash and due from banks	14,424			13,515
Premises and equipment, net	13,807			10,501
Other assets	61,573			62,370

Total Assets	$1,502,382			$1,424,726

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$144,564	$181	0.50%	$112,571	$82	0.30%
Savings	605,103	1,316	0.87%	591,641	1,174	0.80%
Time deposits	274,576	1,379	2.02%	298,586	1,587	2.16%
Other borrowed funds	10,000	45	1.81%	10,000	43	1.74%
Junior subordinated debentures	11,330	124	4.40%	11,330	146	5.23%
Securities sold U/A to repurchase	3,378	2	0.24%	4,416	2	0.18%

Total interest-bearing liabilities	1,048,951	$3,047	1.17%	1,028,544	$3,034	1.20%

Noninterest-bearing liabilities:
Demand deposits	281,624			242,030
Other	22,127			21,219
Total liabilities	$1,352,702			$1,291,793

Stockholders' equity	149,680			132,933

Total Liabilities and Equity	$1,502,382			$1,424,726

Net interest income		$12,776			$12,508

Net interest margin			3.64%			3.79%

Interest rate spread			3.34%			3.51%

Net Income

Net income was $0.2 million, or $0.04 per diluted share, in the first quarter of 2020, compared with $3.7 million, or $0.75 per diluted share, in both the fourth and first quarters of 2019.  The Company’s first quarter 2020 results included a $3.0 million provision for loan loss compared with a release of $0.1 million form the allowance for loan losses in the fourth quarter of 2019 and a provision of $0.5 million in the first quarter of 2019.  Economic trends and conditions reflecting the impact of COVID-19 at the end of the first quarter resulted in higher estimates of expected credit losses in the Company’s loan portfolio compared with prior quarter estimates.  While the full impact of COVID-19 on future financial results is uncertain and not currently predictable, the Company believes that impact could have a material effect on customers’ ability to meet their borrowing obligations.  Also impacting the current quarter was lower non-interest income due to a historic rehabilitation tax credit transaction and higher non-interest expense due to salaries and benefit expenses and merger costs related to the FSB acquisition.  Return on average equity was 0.55% for the first quarter of 2020, compared with 10.16% in the fourth quarter of 2019 and 11.19% in the first quarter of 2019.

Other Results of Operations – Quarterly Comparison

Net interest income remained relatively flat from the fourth quarter of 2019, but increased $0.3 million, or 2%, from the prior-year first quarter.  The year-over-year increase was driven by average interest-earning asset growth, particularly in the commercial loan portfolio.  Average commercial loans, including commercial real estate and commercial and industrial loans, were $1.0 billion, up $72 million from the 2019 first quarter.

First quarter net interest margin of 3.64% declined 3 basis points from the 2019 fourth quarter and 15 basis points from the first quarter of 2019 largely due to the Federal Reserve’s decrease of the fed funds rate during the first quarter of 2020.  The lower yield on loans when compared with the fourth quarter of 2019 and the first quarter of 2019 reflects a decrease of 12 and 25 basis points, respectively.    The cost of interest-bearing liabilities was 1.17% in the first quarter of 2020, compared with 1.24% in the fourth quarter of 2019 and 1.20% in the first quarter of 2019.  The average cost of time deposits was 2.02% in the first quarter of 2020, compared with 2.09% in the fourth quarter of 2019 and 2.16% in the first quarter of 2019.  Average time deposits comprised 21% of average total deposits during the first quarter of 2020, compared with 22% in the fourth quarter of 2019, and 24% in and the first quarter of 2019. The Company has brokered time deposits as part of its funding strategy.  Average brokered time deposits were $27 million during the first quarter of 2020 and $28 million in the fourth quarter of 2019, and $41 million in the first quarter of 2019.

The $3.0 million provision for loan losses for the first quarter of 2020 includes a $2.2 million reserve build in response to economic trends and conditions which have been significantly impacted by the COVID-19 pandemic.  The remaining provision was due to an increase in specific reserve levels on impaired loans and strong loan growth.  The $0.1 million release of allowance for loan losses for the fourth quarter of 2019 was due to improved asset quality on impaired loans and marginal loan growth in that quarter.

Non-interest income was $3.3 million in the first quarter of 2020, compared with $4.0 million in the fourth quarter of 2019 and $4.2 million in the prior year first quarter.  The first quarter of 2020 included a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit.  There were no significant historic tax credit transactions in the fourth and first quarters of 2019.

The Company is actively engaged in the community by financing historic rehabilitation projects in the City of Buffalo and enhances its yield by investing in the related tax credits.  When a project is completed, the Company begins to recognize tax benefits with an associated reduction in the investment.  In the first quarter of 2020, the reduction to net income related to the historic rehabilitation tax credit was $0.4 million as a $1.9 million refundable New York State tax credit was recorded in non-interest income and a corresponding $0.2 million tax benefit was realized in income tax expense, offset by a $2.5 million write-off on the investment.  The write-off was contemplated when management priced the initial investment in the tax credit project.  This transaction reduces our annual effective tax rate from 25.4% to 16.7%, providing additional tax benefits throughout 2020.

Insurance revenue of $2.4 million increased $0.3 million from the fourth quarter of 2019 and remained relatively flat from last year’s first quarter.  The increase in insurance service and fee revenue from the fourth quarter of 2019 reflects seasonally higher policy renewals for institutional clients, including businesses and municipalities.

Non-interest expenses of $12.9 million in the first quarter of 2020 increased 6% from the fourth quarter of 2019 and 15% from the prior-year period.  Salaries and benefits costs were $7.8 million in the first quarter of 2020, an increase of 6% from the fourth quarter of 2019 and 9% from last year’s first quarter.  The increase from the fourth quarter of 2019 included seasonally higher employee benefits expenses.  Salaries and benefits expense incudes the addition of strategic personnel hires to support the Company’s continued growth.

Technology and communications expenses were $1.1 million in the first quarter of 2020 and the fourth quarter of 2019, an increase of $0.2 million from last year’s first quarter.  Technology expenses increased from the prior year period due to higher online banking activity and software costs.

Professional services expense was $1.4 million in the first quarter of 2020, compared with $1.1 million in the fourth quarter of 2019 and $0.7 million in last year’s first quarter.  The first quarter of 2020 professional service fees included $0.5 million in merger-related costs associated with the acquisition of  Fairport Savings Bank.  The remaining variance to the prior-year period was the result of expenses related to consulting services associated with business intelligence data systems.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 79.9% in the first quarter of 2020, 72.5% in the fourth quarter of 2019, and 67.2% in the first quarter of 2019.

Income tax expense was less than $0.1 million, or an effective tax rate of 16.7%, for the first quarter of 2020 compared with $1.0 million, or an effective tax rate of 20.9% in the fourth quarter of 2019 and $1.2 million, or an effective tax rate of 24.7%, in last year’s first quarter.  Excluding the impact of the historic tax credit transaction, the first quarter 2020 effective tax rate was 25.4%.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.92% at March 31, 2020, compared with 10.33% at December 31, 2019 and 9.74% at March 31, 2019.  Book value per share was $29.96 at March 31, 2020, compared with $30.11 at December 31, 2019, and $27.66 at March 31, 2019.

On February 18, 2020, the Company declared a semi-annual cash dividend of $0.58 per share on the Company’s outstanding common stock.  The dividend was paid on April 2, 2020 to shareholders of record as of March 12, 2020.  This semi-annual dividend represents a $0.06, or 12% increase from its previous semi-annual dividend paid in October 2019.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  The Company uses the FHLBNY as its primary source of overnight funds and also has one long-term advance with FHLBNY.  The Company had $10 million in borrowed funds at FHLBNY at March 31, 2020 and December 31, 2019.  The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk.  The Company’s funding strategy has resulted in significant time deposit growth, resulting in less usage of the FHLBNY overnight line of credit.  The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Advances of up to $316 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.  The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise.  Contractual maturities are also laddered, with consideration as to the volatility of market prices.  At March 31, 2020, approximately 5% of the Bank’s securities had contractual maturity dates of one year or less and approximately 8% had maturity dates of five years or less.  Additionally, mortgage-backed securities, which comprise 75% of the investment portfolio at March 31, 2020, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank.  Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  Management stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at March 31, 2020, the Company had net short-term liquidity of $256 million as compared with $209 million at December 31, 2019.  Available assets of $207 million, divided by public and purchased funds of $303 million, resulted in a long-term liquidity ratio of 68% at March 31, 2020, compared with 59% at December 31, 2019.

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
	(in thousands)

	March 31, 2020	December 31, 2019
Changes in interest rates

+200 basis points	$(1,932)	$(32)
+100 basis points	1,291	2,327

-100 basis points	NM	(2,455)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 (the end of the period covered by this Report).  Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission.

The Economic Impact of the COVID-19 Outbreak Has Adversely Affected, and is Likely to Continue to Adversely Affect, the Company’s Business and Results of Operations

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic.  On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 26 million people nationwide have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  In particular, the spread of the coronavirus has caused the Company to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Company has many employees working remotely and may take further actions required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business.  The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for the Company’s products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the Company’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate or a cancellation of the Company’s semi-annual cash dividend;
•	cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company’s operations.

Moreover, the Company’s future success and profitability substantially depends on its executive officers and directors, many of whom have held positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm the Company’s ability to execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. Any one or a combination of the factors identified above could negatively impact the Company’s business, financial condition and results of operations and prospects.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 2020:
January 1, 2020 - January 31, 2020	-	$-	-
February 2020:
February 1, 2020 - February 29, 2020	-	$-	-
March 2020:
March 1,2020 - March 31, 2020	-	$-	-

Total:	-	$-	-

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2020 and December 31, 2019; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2020 and 2019; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2020 and 2019; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2020 and 2019; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              Evans Bancorp, Inc.

DATE

May 5, 2020

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 5, 2020

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)