Form 10-Q
period 2020-06-30
EVANS BANCORP INC
filed 2020-08-07
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2020

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,376,872 shares as of August 3, 2020.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$11,196	$10,577
Interest-bearing deposits at banks	109,943	28,280
Securities:
Available for sale, at fair value (amortized cost: $158,724 at June 30, 2020;	163,507	127,922
$127,217 at December 31, 2019)
Held to maturity, at amortized cost (fair value: $6,569 at June 30, 2020;	6,468	2,386
$2,392 at December 31, 2019)
Federal Home Loan Bank common stock, at cost	3,804	1,588
Federal Reserve Bank common stock, at cost	1,961	1,956
Loans, net of allowance for loan losses of $18,754 at June 30, 2020
and $15,175 at December 31, 2019	1,667,007	1,211,356
Properties and equipment, net of accumulated depreciation of $21,395 at June 30, 2020
and $20,682 at December 31, 2019	16,788	13,754
Goodwill and intangible assets	15,222	12,545
Bank-owned life insurance	33,647	29,418
Operating lease right-of-use asset	5,764	3,720
Other assets	30,633	16,728

TOTAL ASSETS	$2,065,940	$1,460,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$428,655	$263,717
NOW	229,788	140,654
Savings	794,513	587,142
Time	356,147	275,927
Total deposits	1,809,103	1,267,440

Securities sold under agreement to repurchase	3,873	2,425
Other borrowings	52,512	10,000
Operating lease liability	6,184	4,154
Other liabilities	20,940	16,428
Junior subordinated debentures	11,330	11,330
Total liabilities	1,903,942	1,311,777

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,377,243 and 4,929,593 shares issued at June 30, 2020 and December 31, 2019, respectively, and 5,376,872 and 4,929,283 outstanding at June 30, 2020
and December 31, 2019, respectively	2,691	2,467
Capital surplus	75,617	63,302
Treasury stock, at cost, 371 and 310 shares at June 30, 2020 and
December 31, 2019, respectively	-	-
Retained earnings	83,073	85,267
Accumulated other comprehensive income (loss), net of tax	617	(2,583)
Total stockholders' equity	161,998	148,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,065,940	$1,460,230

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2020	2019
INTEREST INCOME
Loans	$16,104	$15,142
Interest-bearing deposits at banks	16	156
Securities:
Taxable	884	942
Non-taxable	65	85
Total interest income	17,069	16,325
INTEREST EXPENSE
Deposits	1,954	3,002
Other borrowings	77	45
Junior subordinated debentures	105	144
Total interest expense	2,136	3,191
NET INTEREST INCOME	14,933	13,134
PROVISION FOR LOAN LOSSES	597	90
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,336	13,044
NON-INTEREST INCOME
Deposit service charges	397	602
Insurance service and fees	2,667	2,901
Gain on loans sold	139	36
Bank-owned life insurance	178	173
Interchange fee income	407	440
Other	451	578
Total non-interest income	4,239	4,730
NON-INTEREST EXPENSE
Salaries and employee benefits	8,005	7,469
Occupancy	1,062	872
Advertising and public relations	123	214
Professional services	872	929
Technology and communications	1,467	1,099
Amortization of intangibles	134	112
FDIC insurance	282	150
Merger-related	4,974	-
Other	1,093	1,304
Total non-interest expense	18,012	12,149
INCOME BEFORE INCOME TAXES	563	5,625
INCOME TAX PROVISION	94	1,243
NET INCOME	$469	$4,382
Net income per common share-basic	$0.09	$0.90
Net income per common share-diluted	$0.09	$0.88
Weighted average number of common shares outstanding	5,222,189	4,891,841
Weighted average number of diluted shares outstanding	5,243,581	4,953,072

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2020	2019
INTEREST INCOME
Loans	$30,650	$29,504
Interest-bearing deposits at banks	197	405
Securities:
Taxable	1,933	1,743
Non-taxable	112	215
Total interest income	32,892	31,867
INTEREST EXPENSE
Deposits	4,830	5,845
Other borrowings	124	90
Junior subordinated debentures	229	290
Total interest expense	5,183	6,225
NET INTEREST INCOME	27,709	25,642
PROVISION FOR LOAN LOSSES	3,596	628
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	24,113	25,014
NON-INTEREST INCOME
Deposit service charges	1,025	1,135
Insurance service and fees	5,092	5,343
Gain on loans sold	190	62
Bank-owned life insurance	338	332
Loss on tax credit investment	(2,475)	-
Refundable state historic tax credit	1,857	-
Interchange fee income	789	861
Other	761	1,192
Total non-interest income	7,577	8,925
NON-INTEREST EXPENSE
Salaries and employee benefits	15,802	14,629
Occupancy	1,923	1,708
Advertising and public relations	392	381
Professional services	1,786	1,674
Technology and communications	2,563	1,992
Amortization of intangibles	264	224
FDIC insurance	461	357
Merger-related	5,434	-
Other	2,257	2,408
Total non-interest expense	30,882	23,373
INCOME BEFORE INCOME TAXES	808	10,566
INCOME TAX PROVISION	135	2,464
NET INCOME	$673	$8,102
Net income per common share-basic	$0.13	$1.66
Net income per common share-diluted	$0.13	$1.64
Weighted average number of common shares outstanding	5,079,568	4,873,928
Weighted average number of diluted shares outstanding	5,121,001	4,943,249

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands)
	Three Months Ended June 30,
	2020	2019

NET INCOME	$469	$4,382
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities	1,188	1,471
Defined benefit pension plans:
Amortization of prior service cost	6	5
Amortization of actuarial loss	84	62
Total	90	67
OTHER COMPREHENSIVE INCOME, NET OF TAX	1,278	1,538
COMPREHENSIVE INCOME	$1,747	$5,920

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands)
	Six Month Ended June 30,
	2020	2019

NET INCOME	$673	$8,102
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities	3,023	2,774
Defined benefit pension plans:
Amortization of prior service cost	11	11
Amortization of actuarial loss	166	123
Total	177	134
OTHER COMPREHENSIVE INCOME, NET OF TAX	3,200	2,908
COMPREHENSIVE INCOME	$3,873	$11,010

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2019	$2,432	$61,448	$74,537	$(3,983)	$134,434
Net Income			4,382		4,382
Other comprehensive income				1,538	1,538
Stock compensation expense		248			248
Reissued 190 restricted shares					-
Issued 16,190 restricted shares, net of forfeitures	10	(10)			-
Issued 3,866 shares under Dividend Reinvestment Plan	2	137			139
Issued 6,183 shares in Employee Stock Purchase Plan	3	195			198
Issued 21,779 shares in stock option exercises	13	335			348
Balance, June 30, 2019	$2,460	$62,353	$78,919	$(2,445)	$141,287

Balance, March 31, 2020	$2,474	$63,679	$82,604	$(661)	$148,096
Net Income			469		469
Other comprehensive income				1,278	1,278
Stock compensation expense		204			204
Issued 188 restricted shares, net of forfeitures					-
Issued 10,669 shares in Employee Stock Purchase Plan	5	206			211
Issued 738 shares in stock option exercises		7			7
Issued 422,475 shares in stock consideration	212	11,521			11,733
Balance, June 30, 2020	$2,691	$75,617	$83,073	$617	$161,998

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			8,102		8,102
Other comprehensive income				2,908	2,908
Cash dividends ($0.52 per common share)			(2,528)		(2,528)
Stock compensation expense		449			449
Reissued 500 restricted shares					-
Issued 22,120 restricted shares, net of forfeitures	12	(12)			-
Issued 3,866 shares under Dividend Reinvestment Plan	2	137			139
Issued 6,183 shares in Employee Stock Purchase Plan	3	195			198
Issued 29,058 shares in stock option exercises	14	359			373
Balance, June 30, 2019	$2,460	$62,353	$78,919	$(2,445)	$141,287

Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			673		673
Other comprehensive income				3,200	3,200
Cash dividends ($0.58 per common share)			(2,867)		(2,867)
Stock compensation expense		461			461
Reissued 310 restricted shares					-
Issued 6,118 restricted shares, net of forfeitures	3	(3)			-
Issued 10,669 shares in Employee Stock Purchase Plan	5	206			211
Issued 8,017 shares in stock option exercises	4	130			134
Issued 422,475 shares in stock consideration	212	11,521			11,733
Balance, June 30, 2020	$2,691	$75,617	$83,073	$617	$161,998

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands)
	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Interest received	$29,316	$31,860
Fees received	7,563	8,032
Interest paid	(5,341)	(6,000)
Cash paid to employees and vendors	(28,619)	(23,836)
Income taxes paid	(107)	(385)
Proceeds from sale of loans held for sale	7,681	4,693
Originations of loans held for sale	(10,037)	(4,279)

Net cash provided by operating activities	456	10,085

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(46,322)	(32,631)
Proceeds from sales, maturities, calls, and payments	36,379	32,694
Held to maturity securities:
Purchases	(4,204)	(224)
Proceeds from maturities, calls, and payments	122	48
Cash paid for bank-owned life insurance	-	(360)
Additions to properties and equipment	(1,480)	(615)
Purchase of tax credit investment	(3,116)	-
Net cash used in acquisitions	(6,490)	-
Sale of other real estate	718	-
Net increase in loans	(185,185)	(56,134)

Net cash used in investing activities	(209,578)	(57,222)

FINANCING ACTIVITIES:
(Repayments) proceeds from short-term borrowings, net	(8,564)	826
Net increase in deposits	302,490	67,853
Dividends paid	(2,867)	(2,528)
Issuance of common stock	345	710

Net cash provided by financing activities	291,404	66,861

Net increase in cash and cash equivalents	82,282	19,724

CASH AND CASH EQUIVALENTS:
Beginning of period	38,857	39,915
End of period	$121,139	$59,639

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands)
	Six Months Ended June 30,
	2020	2019

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$673	$8,102

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,289	999
Deferred tax benefit	(2,386)	(45)
Provision for loan losses	3,596	628
Loss on tax credit investment	2,475	-
Changes in refundable state historic tax credit	(1,857)	-
Net gain on sales of assets	(90)	(42)
Gain on loans sold	(190)	(62)
Stock compensation expense	461	449
Proceeds from sale of loans held for sale	7,681	4,693
Originations of loans held for sale	(10,037)	(4,279)
Changes in assets and liabilities affecting cash flow:
Other assets	(4,701)	(5,186)
Other liabilities	3,542	4,828

NET CASH PROVIDED BY OPERATING ACTIVITIES	$456	$10,085

See Notes to Unaudited Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENTS AND FINANCIAL ACTIVITIES:

Fair value of assets acquired in acquisition (non-cash)	$311,847	$-
Fair value of liabilities assumed in acquisition	296,076	-

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

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

The Financial Accounting Standards Board (“FASB”) establishes changes to GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. ASUs adopted by the Company during the current fiscal year are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

The results of operations for the six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a global pandemic, and recommended containment and mitigation measures worldwide. The Company’s commercial and consumer banking products and services are offered primarily in New York State, where governmental responses to the COVID-19 pandemic, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, have led to a broad curtailment of economic activity beginning in March 2020. During the three months ended June 30, 2020, the local economy has begun to improve with the gradual reopening of many impacted businesses. Despite these improvements, uncertainty remains regarding the extent and duration of business disruptions related to COVID-19 as well as its impact on the economy. Furthermore, many communities in the United States have recently seen a resurgence of COVID-19 infections after the initial growth rate was reduced. Therefore, management is currently unable to determine the extent of the potential impacts to the Company’s financial condition or results of operations.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has worked with customers directly affected by COVID-19 and offered short-term assistance in accordance with regulatory guidelines. Commercial borrowers needing assistance have been offered a 90-day principal and interest deferral. Commercial borrowers that originally requested a 90-day deferral can request an additional 90-day deferral by providing their financial information, including current year interim financial information and projections to show a need for the additional 90-day deferral. Consumers needing assistance have been offered a 90-day principal and interest deferral with an option to request an additional 90-day deferral. While interest and fees will still accrue to income, should credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods. As of June 30, 2020, the Company had executed 681 of these deferrals on outstanding loan balances of $407 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have not been reported as a classified loan solely due to a deferral. These deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“10-K”). The Company’s significant accounting policies are disclosed in Note 1 to the 10-K. There have been no significant changes in the significant accounting principles and policies as previously described in the 10-K, other than those disclosed in this Form 10-Q. The following accounting policy was not disclosed in the 10-K because it was not a significant policy as of December 31, 2019.

Loans acquired in a business combination

Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Purchased impaired loans represent specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual principal and interest payments. For purchased impaired loans, the excess of cash flows expected at acquisition over the estimated fair value of acquired loans is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then remaining lives of the loans. For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans.

2. ACQUISITIONS

On May 1, 2020, the Company completed the acquisition of FSB Bancorp, Inc., a Maryland corporation and the parent holding company of Fairport Savings Bank (“FSB”). On that date, FSB was merged into Evans Bank, a wholly owned banking subsidiary of the Company. At the time of closing, FSB had $321.7 million in total assets, including $272.1 million in net loans receivable and $21.4 million in securities, and $293.1 million in total liabilities, including $237.7 million in deposits and $50.6 million in borrowings. FSB operated 5 banking offices in New York at the date of acquisition. After application of the election, allocation and proration procedures contained in the merger agreement, the Company paid $17.1 million in cash and issued 422,475 shares of Evans Bancorp, Inc. common stock in exchange for all of the shares of common stock of FSB Bancorp, Inc. outstanding at the time of the acquisition. The $11.7 million fair value of the shares issued as part of the consideration paid for FSB was determined on the basis of the closing market price of the Company’s shares on April 30, 2020.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible were recorded at their fair values as of May 1, 2020 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $1.8 million and a core deposit intangible of $0.2 million. Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through May 1, 2021, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company will prepare tax returns related to the operation of the combined entities and the acquired entity and believes certain adjustments to income tax balances and goodwill may result upon completion of these returns.

The Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table:

	As Recorded	Fair Value		As Recorded
	by FSB	Adjustments		at Acquisition
		(in thousands)
Cash and due from banks	$ 1,978	$ -		$ 1,978
Interest-bearing deposit at banks	9,339	-		9,339
Securities	21,371	106	(a)	21,477
FHLB Stock	2,614	-		2,614
Loans receivable	273,869	(2,484)	(b)	271,385
Allowance for loan losses	(1,706)	1,706	(c)	-
Premises and equipment	2,303	(56)	(d)	2,247
Goodwill and intangible assets	-	166	(e)	166
Bank owned life insurance	3,891	-		3,891
Operating lease right-of-use asset	2,020	374	(f)	2,394
Other assets	6,033	1,640	(g)	7,673
Total assets acquired	$ 321,712	$ 1,452		$ 323,164

Deposits	237,688	1,485	(h)	239,173
Other borrowed funds	50,597	1,929	(i)	52,526
Operating lease liability	2,217	176	(j)	2,393
Other liabilities	2,557	(573)	(k)	1,984
Total liabilities assumed	$ 293,059	$ 3,017		$ 296,076

Net assets acquired				27,088
Purchase price				28,856
Goodwill recorded in merger				$ 1,768

Explanation of certain fair value related adjustments:

(a)Represents the fair value adjustments on investment securities.

(b)Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the write-off of deferred fees/costs and premiums.

(c)Represents the elimination of FSB’s allowance for loan losses.

(d)Represents the fair value adjustments to reflect the fair value of land and buildings and premises and equipment, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

(e)Represents the intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

(f)Represents the fair value adjustments on operating lease right of use assets.

(g)Represents an adjustment to other assets acquired. The largest adjustment was to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(h)Represents fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.

(i)Represents the fair value adjustments on FHLB borrowings, which will be treated as a decrease to interest expense over the life of the borrowings.

(j)Represents the fair value adjustments on operating lease liabilities.

(k)Represents an adjustment to other liabilities assumed.

The fair value of loans acquired from FSB were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of FSB’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the FSB merger.

The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years and the amortization is based on dollar weighted deposit runoff on an annualized basis.

Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

The fair value of land and buildings was estimated using appraisals. Acquired equipment was not material. Buildings are amortized over their estimated useful lives of approximately 39 years. Improvements and equipment are amortized or depreciated over their estimated useful lives ranging up to 10 years.

The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

Other borrowed funds include borrowings from the Federal Home Loan Bank (“FHLB”). The fair value of these borrowings was estimated by discounting the contractual future cash flows using FHLB rates offered of similar maturities.

Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $5.4 million for the six months ended June 30, 2020. These expenses were recorded in merger-related expense on the consolidated statements of income.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2019. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of FSB for the three and six months ended June 30, 2020 and 2019 until the date of the FSB merger, at which time FSB’s results of operations were included in the Company’s financial statements.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
		(in thousands)
Net Interest Income	$14,570	$15,272	$26,764	$30,406
Non Interest Income	4,415	5,134	8,166	9,723
Non Interest Expense	14,017	14,625	28,961	28,262
Net Income	3,729	4,492	4,492	9,061

The unaudited supplemental pro forma information for the three and six months ended June 30, 2020 and 2019 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in the three and six months periods ended June 30, 2020 are assumed to have occurred prior to January 1, 2019. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of May 1, 2020 or earlier.

3. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$36,613	$883	$(3)	$37,493
States and political subdivisions	7,388	162	(6)	7,544
Total debt securities	44,001	1,045	(9)	45,037

Mortgage-backed securities:
FNMA	39,818	1,345	(16)	41,147
FHLMC	15,526	499	-	16,025
GNMA	2,820	47	(1)	2,866
SBA	21,939	869	(51)	22,757
CMO	34,620	1,055	-	35,675
Total mortgage-backed securities	114,723	3,815	(68)	118,470

Total securities designated as available for sale	$158,724	$4,860	$(77)	$163,507

Held to Maturity:
Debt securities
States and political subdivisions	$6,468	$101	$-	$6,569

Total securities designated as held to maturity	$6,468	$101	$-	$6,569

	December 31, 2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,951	$225	$(21)	$28,155
States and political subdivisions	3,289	69	(7)	3,351
Total debt securities	31,240	294	(28)	31,506

Mortgage-backed securities:
FNMA	34,395	330	(53)	34,672
FHLMC	15,390	137	(13)	15,514
GNMA	3,421	16	(24)	3,413
SBA	13,752	90	(70)	13,772
CMO	29,019	190	(164)	29,045
Total mortgage-backed securities	95,977	763	(324)	96,416

Total securities designated as available for sale	$127,217	$1,057	$(352)	$127,922

Held to Maturity:
Debt securities
States and political subdivisions	$2,386	$24	$(18)	$2,392

Total securities designated as held to maturity	$2,386	$24	$(18)	$2,392

Available for sale securities with a total fair value of $143 million and $102 million at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2020 and December 31, 2019 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
		(in thousands)

Debt securities available for sale:

Due in one year or less	$5,721	$5,747	$6,005	$6,014
Due after one year through five years	10,548	10,761	6,481	6,626
Due after five years through ten years	24,232	24,999	18,754	18,866
Due after ten years	3,500	3,530	-	-
	44,001	45,037	31,240	31,506

Mortgage-backed securities
available for sale	114,723	118,470	95,977	96,416
Total	$158,724	$163,507	$127,217	$127,922

Debt securities held to maturity:

Due in one year or less	$5,343	$5,351	$1,139	$1,140
Due after one year through five years	622	661	712	732
Due after five years through ten years	54	58	54	54
Due after ten years	449	499	481	466
Total	$6,468	$6,569	$2,386	$2,392

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2020 and December 31, 2019 is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	June 30, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$2,506	$(3)	$-	$-	$2,506	$(3)
States and political subdivisions	-	-	181	(6)	181	(6)
Total debt securities	2,506	(3)	181	(6)	2,687	(9)

Mortgage-backed securities:
FNMA	1,569	(15)	13	(1)	1,582	(16)
FHLMC	175	-	-	-	175	-
GNMA	158	(1)	-	-	158	(1)
SBA	4,509	(51)	-	-	4,509	(51)
CMO	-	-	38	-	38	-
Total mortgage-backed securities	6,411	(67)	51	(1)	6,462	(68)

Held to Maturity:
Debt securities:
States and political subdivisions	-	-	-	-	-	-

Total temporarily impaired
securities	$8,917	$(70)	$232	$(7)	$9,149	$(77)

	December 31, 2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$1,976	$(18)	$3,997	$(3)	$5,973	$(21)
States and political subdivisions	-	-	181	(7)	181	(7)
Total debt securities	1,976	(18)	4,178	(10)	6,154	(28)

Mortgage-backed securities:
FNMA	5,355	(38)	3,630	(15)	8,985	(53)
FHLMC	-	-	1,242	(13)	1,242	(13)
GNMA	2,091	(22)	770	(2)	2,861	(24)
SBA	5,171	(70)	-	-	5,171	(70)
CMO	5,706	(36)	8,911	(128)	14,617	(164)
Total mortgage-backed securities	18,323	(166)	14,553	(158)	32,876	(324)

Held to Maturity:
Debt securities:
States and political subdivisions	227	(1)	2,165	(17)	2,392	(18)

Total temporarily impaired
securities	$20,526	$(185)	$20,896	$(185)	$41,422	$(370)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2020 and December 31, 2019 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the six months ended June 30, 2020 and did not record any OTTI charges during 2019. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2020	December 31, 2019
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$364,710	$158,572
Commercial and multi-family	697,596	645,036
Construction-Residential	154	1,067
Construction-Commercial	101,991	97,848
Home equities	84,757	69,351
Total real estate loans	1,249,208	971,874

Commercial and industrial loans	439,689	251,197
Consumer and other loans	3,612	1,926
Unaccreted yield adjustments*	(6,748)	1,534
Total gross loans	1,685,761	1,226,531
Allowance for loan losses	(18,754)	(15,175)
Loans, net	$1,667,007	$1,211,356

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated

The CARES Act established a loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through June 30, 2020, the Company had originated 1,644 PPP loans totaling $195 million, included in commercial and industrial loans. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees totaling $7.0 million were collected from the SBA for these loans in the three months ended June 30, 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

In connection with the FSB acquisition, the Company acquired $271 million in total loans, primarily residential real estate. At June 30, 2020, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $1.0 million and $0.8 million, respectively. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2020. The Company did not have any acquired credit-impaired loans as of December 31, 2019.

Also in connection with the FSB acquisition, the Company acquired a loan serving portfolio of $107 million in principal balances in which residential real estate loans were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three and six month periods ending June 30, 2020 and 2019.

The Company also sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. In the three and six month periods ended June 30, 2020, the Company sold mortgages to FNMA totaling $3.8 million, and $7.5 million, respectively. In the three and six month periods ended June 30, 2019, the Company sold mortgages to FNMA totaling $2.6 million and $4.6 million, respectively.

At June 30, 2020 and December 31, 2019, the Company had loan servicing portfolio principal balances of $185 million and $76 million, respectively, upon which it earned servicing fees. The value of the mortgage servicing rights for that portfolio was $1.0 million and $0.6 million at June 30, 2020 and December 31, 2019, respectively, and included $0.7 million of mortgage servicing rights acquired from FSB during the second quarter of 2020. At June 30, 2020 there were $2.9 million in residential mortgages held for sale. At December 31, 2019 there were $0.7 million in residential mortgages held for sale.

These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policy for loans acquired in a business combination is included in Note 1 of this Quarterly Report on Form 10-Q. Unless otherwise noted in this Quarterly Report on Form 10-Q, the policies and methodology described in the Annual Report for the year ended December 31, 2019 are consistent with those utilized by the Company in the six month period ended June 30, 2020.

Credit Quality Indicators

The Company monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for the commercial mortgage and commercial and industrial portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan losses:

•Acceptable or better

•Watch

•Special Mention

•Substandard

•Doubtful

•Loss

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

June 30, 2020
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$60,145	$322,501	$382,646	$341,667
Watch	31,324	335,492	366,816	76,693
Special Mention	8,316	20,939	29,255	11,100
Substandard	2,206	18,664	20,870	10,229
Doubtful/Loss	-	-	-	-
Total	$101,991	$697,596	$799,587	$439,689

December 31, 2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$73,646	$451,297	$524,943	$165,255
Watch	13,380	171,277	184,657	68,665
Special Mention	8,359	15,725	24,084	7,631
Substandard	2,463	6,737	9,200	9,646
Doubtful/Loss	-	-	-	-
Total	$97,848	$645,036	$742,884	$251,197

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

June 30, 2020
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$433,264	$87	$212	$63	$6,063	$439,689
Residential real estate:
Residential	361,769	34	304	46	2,557	364,710
Construction	154	-	-	-	-	154
Commercial real estate:
Commercial	687,317	-	1,436	-	8,843	697,596
Construction	100,673	-	-	-	1,318	101,991
Home equities	83,417	247	266	-	827	84,757
Consumer and other	3,606	4	2	-	-	3,612
Total Loans	$1,670,200	$372	$2,220	$109	$19,608	$1,692,509

Note: Loan balances do not include $(6.7) million of unaccreted yield adjustments as of June 30, 2020.

December 31, 2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$245,658	$705	$-	$-	$4,834	$251,197
Residential real estate:
Residential	153,630	2,616	888	-	1,438	158,572
Construction	865	-	202	-	-	1,067
Commercial real estate:
Commercial	630,016	3,482	5,879	-	5,659	645,036
Construction	92,667	2,886	720	-	1,575	97,848
Home equities	67,868	354	239	-	890	69,351
Consumer and other	1,907	15	4	-	-	1,926
Total Loans	$1,192,611	$10,058	$7,932	$-	$14,396	$1,224,997

Note: Loan balances do not include $1.5 million of unamortized yield adjustments as of December 31, 2019.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the six month periods ended June 30, 2020 and 2019:

June 30, 2020
		(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(19)	-	(30)	(29)	(4)	(82)
Recoveries	36	11	18	-	-	65
Provision (Credit)	696	2,609	90	105	96	3,596
Ending balance	$5,260	$11,625	$233	$1,147	$489	$18,754

Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Individually evaluated
for impairment	925	5	-	-	-	930
Collectively evaluated
for impairment	4,335	11,620	233	1,147	489	17,824
Total	$5,260	$11,625	$233	$1,147	$489	$18,754

Loans:
Ending balance:
Loans acquired with deteriorated
credit quality	$77	$-	$-	$876	$-	$953
Individually evaluated
for impairment	6,210	10,675	-	2,853	1,280	21,018
Collectively evaluated
for impairment	433,402	788,912	3,612	361,135	83,477	1,670,538
Total	$439,689	$799,587	$3,612	$364,864	$84,757	$1,692,509

* Includes construction loans

Note: Loan balances do not include $(6.7) million of unaccreted yield adjustments as of June 30, 2020.

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

* Includes construction loans

Note: Loan balances do not include $1.6 million of unamortized yield adjustments as of June 30, 2019.

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended June 30, 2020 and 2019.

June 30, 2020
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan		(in thousands)
losses:
Beginning balance	$5,575	$10,588	$91	$1,418	$485	$18,157
Charge-offs	(2)	-	(15)	-	-	(17)
Recoveries	4	11	2	-	-	17
Provision (Credit)	(317)	1,026	155	(271)	4	597
Ending balance	$5,260	$11,625	$233	$1,147	$489	$18,754

June 30, 2019
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan		(in thousands)
losses:
Beginning balance	$4,754	$9,049	$111	$953	$340	$15,207
Charge-offs	(37)	-	(31)	-	-	(68)
Recoveries	17	-	2	-	-	19
Provision (Credit)	538	(412)	48	(70)	(14)	90
Ending balance	$5,272	$8,637	$130	$883	$326	$15,248

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,862	$2,090	$-	$2,450	$71	$8
Residential real estate:
Residential	3,635	4,066	-	3,713	41	30
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	8,924	9,429	-	9,101	176	42
Construction	1,318	1,352	-	1,331	27	-
Home equities	1,280	1,496	-	1,347	25	11
Consumer and other	-	-	-	-	-	-
Total impaired loans	$17,019	$18,433	$-	$17,942	$340	$91

At June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,375	$4,487	$925	$4,489	$121	$2
Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	433	443	5	436	11	-
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$4,808	$4,930	$930	$4,925	$132	$2

	At June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,237	$6,577	$925	$6,939	$192	$10
Residential real estate:
Residential	3,635	4,066	-	3,713	41	30
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,357	9,872	5	9,537	187	42
Construction	1,318	1,352	-	1,331	27	-
Home equities	1,280	1,496	-	1,347	25	11
Consumer and other	-	-	-	-	-	-
Total impaired loans	$21,827	$23,363	$930	$22,867	$472	$93

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,798	$4,112	$-	$4,046	$118	$143
Residential real estate:
Residential	2,744	3,003	-	2,823	73	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,019	6,521	-	6,293	225	72
Construction	1,335	1,352	-	1,344	23	50
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$15,349	$16,675	$-	$16,031	$503	$358

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,760	$2,808	$442	$2,764	$109	$63
Residential real estate:
Residential	60	62	5	61	3	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	197	197	4	197	8	4
Construction	240	246	5	242	8	9
Home equities	-	-	-	-	-	-
Consumer and other	21	23	21	22	-	1
Total impaired loans	$3,278	$3,336	$477	$3,286	$128	$78

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,558	$6,920	$442	$6,810	$227	$206
Residential real estate:
Residential	2,804	3,065	5	2,884	76	64
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,216	6,718	4	6,490	233	76
Construction	1,575	1,598	5	1,586	31	59
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	21	23	21	22	-	1
Total impaired loans	$18,627	$20,011	$477	$19,317	$631	$436

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	June 30, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,919	$1,696	$223	$400
Residential real estate:
Residential	1,667	496	1,171	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,530	3,016	514	-
Construction	-	-	-	-
Home equities	587	134	453	-
Consumer and other	-	-	-	-
Total TDR loans	$7,703	$5,342	$2,361	$400

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other	21	-	21	21
Total TDR loans	$8,258	$4,027	$4,231	$47

Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective interest rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. This reserve methodology is used because all TDR loans are considered impaired. As of June 30, 2020, there were no commitments to lend additional funds to debtors owing on loans whose terms have been modified in TDRs.

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of June 30, 2020, the Company had applied this guidance and had made 379 modifications of commercial loans with principal balances totaling $369 million, and 302 modifications of consumer loans with principal balances totaling $38 million.

The following tables present TDR activity by the type of concession granted to the borrower for the three and six month periods ended June 30, 2020 and 2019:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction	-	-	-	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	-	-	-	1	171	171
Consumer and other loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Six months ended June 30, 2020			Six months ended June 30, 2019
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction:
Combination of concessions	1	56	56	-	-	-
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	-	-	-	2	280	280
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the six month periods ended June 30, 2020 and 2019 were not material.

5. GOODWILL

The following table presents changes to goodwill and intangible assets for the three and six month periods ended June 30, 2020 and 2019:

	Goodwill	Core Deposit Intangibles	Other Intangibles
		(in thousands)
Balance at March 31 2020	$10,947	$-	$2,475
Acquisition of FSB	1,768	166	-
Amortization	-	(4)	(130)
Balance at June 30, 2020	$12,715	$162	$2,345

Balance at March 31, 2019	$10,520	$-	$2,360
Amortization	-	-	(112)
Balance at June 30, 2019	$10,520	$-	$2,248

	Goodwill	Core Deposit Intangibles	Other Intangibles
		(in thousands)
Balance at December 31, 2019	$10,520	$-	$2,025
Acquisition of Benefit Brokers of WNY, LLC	427	-	580
Acquisition of FSB	1,768	166	-
Amortization	-	(4)	(260)
Balance at June 30, 2020	$12,715	$162	$2,345

Balance at December 31, 2018	$10,520	$-	$2,472
Amortization	-	-	(224)
Balance at June 30, 2019	$10,520	$-	$2,248

6. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and six month periods ended June 30, 2020, the Company had an average of 21,392 and 41,433 dilutive shares outstanding, respectively. The Company had an average of 61,231 and 69,321 dilutive shares outstanding for the three and six month periods ended June 30, 2019.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six month periods ended June 30, 2020, there was an average of 136,783 and 81,770 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and six month periods ended June 30, 2019, there was an average of 86,376 and 87,463 potentially anti-dilutive shares outstanding.

7. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three and six month periods ended June 30, 2020 and 2019:

	Balance at March 31, 2020	Net Change	Balance at June 30, 2020
	(in thousands)
Net unrealized gain on investment securities	$2,357	$1,188	$3,545
Net defined benefit pension plan adjustments	(3,018)	90	(2,928)
Total	$(661)	$1,278	$617

	Balance at March 31, 2019	Net Change	Balance at June 30, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(1,045)	$1,471	$426
Net defined benefit pension plan adjustments	(2,938)	67	(2,871)
Total	$(3,983)	$1,538	$(2,445)

	Balance at December 31, 2019	Net Change	Balance at June 30, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$3,023	$3,545
Net defined benefit pension plan adjustments	(3,105)	177	(2,928)
Total	$(2,583)	$3,200	$617

	Balance at December 31, 2018	Net Change	Balance at June 30, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$2,774	$426
Net defined benefit pension plan adjustments	(3,005)	134	(2,871)
Total	$(5,353)	$2,908	$(2,445)

	Three months ended June 30, 2020			Three months ended June 30, 2019
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment
securities:
Unrealized gain on investment
securities	$1,603	$(415)	$1,188	$1,984	$(513)	$1,471

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost	8	(2)	6	8	(3)	5
Amortization of actuarial loss	113	(29)	84	83	(21)	62
Net change	121	(31)	90	91	(24)	67

Other comprehensive income	$1,724	$(446)	$1,278	$2,075	$(537)	$1,538

	Six months ended June 30, 2020			Six months ended June 30, 2019
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$4,078	$(1,055)	$3,023	$3,746	$(972)	$2,774

Defined benefit pension plan
adjustments:
Reclassifications from accumulated other
comprehensive income for gains
Amortization of prior service cost	16	(5)	11	16	(5)	11
Amortization of actuarial loss	226	(60)	166	166	(43)	123
Net change	242	(65)	177	182	(48)	134

Other comprehensive income (loss)	$4,320	$(1,120)	$3,200	$3,928	$(1,020)	$2,908

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2020 and 2019:

	Three months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2020	2019	2020	2019

Service cost	$-	$-	$39	$36
Interest cost	51	55	38	50
Expected return on plan assets	(82)	(69)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	26	24	87	59
Net periodic (benefit) cost	$(5)	$10	$172	$153

	Six months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2020	2019	2020	2019

Service cost	$-	$-	$78	$72
Interest cost	101	110	76	100
Expected return on plan assets	(163)	(138)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	51	48	175	118
Net periodic (benefit) cost	$(11)	$20	$345	$306

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

9. REVENUE RECOGNITION OF NON-INTEREST INCOME

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

Insurance Service and Fees: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank:

•TEA earns commission revenue from selling commercial and personal property and casualty (“P&C”) insurance as well as employee benefits solutions to commercial customers.

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

•TEA also earns contingent profit sharing revenue. The insurance companies measure the loss ratio for TEA’s customers and pay TEA according to how profitable TEA customers are.

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

•Financial services commission revenue from the Bank related to wealth management such as life insurance, annuities, and mutual funds sales is also included in the “insurance service and fees” line of the income statement.

The Company earns wealth management fees from its contracts with customers for certain financial services.  Fees that are transaction-based are recognized at the point in time that the transaction is executed.  Other related services provided include financial planning services and the fees the Bank earns are recognized when the services are rendered.

•Insurance claims services revenue is recorded at FCS.

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

A disaggregation of the total insurance service and other fees for the three and six months ended June 30, 2020 and 2019 is provided in the tables below:

	Three months ended June 30,
	2020	2019
	(in thousands)
Commercial property and casualty insurance commissions	$955	$1,043
Personal property and casualty insurance commissions	967	1,005
Employee benefits sales commissions	369	289
Profit sharing and contingent revenue	152	252
Wealth management and other financial services	122	139
Insurance claims services revenue	62	155
Other insurance-related revenue	40	18
Total insurance service and other fees	$2,667	$2,901

	Six months ended June 30,
	2020	2019
	(in thousands)
Commercial property and casualty insurance commissions	$1,822	$1,885
Personal property and casualty insurance commissions	1,721	1,755
Employee benefits sales commissions	748	582
Profit sharing and contingent revenue	358	509
Wealth management and other financial services	243	263
Insurance claims services revenue	117	301
Other insurance-related revenue	83	48
Total insurance service and other fees	$5,092	$5,343

10. FAIR VALUE MEASUREMENT

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2020
Securities available-for-sale:
US government agencies	$-	$37,493	$-	$37,493
States and political subdivisions	-	7,544	-	7,544
Mortgage-backed securities	-	118,470	-	118,470
Mortgage servicing rights	-	-	1,031	1,031

December 31, 2019
Securities available-for-sale:
US government agencies	$-	$28,155	$-	$28,155
States and political subdivisions	-	3,351	-	3,351
Mortgage-backed securities	-	96,416	-	96,416
Mortgage servicing rights	-	-	555	555

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended June 30,
(in thousands)	2020	2019
Mortgage servicing rights - April 1	$485	$587
Gains/(Losses) included in earnings	(97)	(43)
Additions from loan sales & acquisition	643	26
Mortgage servicing rights - June 30	$1,031	$570

	Six months ended June 30,
(in thousands)	2020	2019
Mortgage servicing rights - January 1	$555	$609
Gains/(Losses) included in earnings	(200)	(84)
Additions from loan sales & acquisition	676	45
Mortgage servicing rights - June 30	$1,031	$570

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	June 30, 2020	December 31, 2019
Servicing fees	0.25%	0.25%
Discount rate	9.04%	9.00%
Prepayment rate (CPR)	9.54%	8.21%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis June 30, 2020 and December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2020
Collateral dependent impaired loans	$-	$-	$20,076	$20,076

December 31, 2019
Collateral dependent impaired loans	$-	$-	$15,735	$15,735

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are graded substandard or worse on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Collateral dependent impaired loans had a gross value of $20.9 million, with an allowance for loan loss of $0.8 million, at June 30, 2020 compared with $16.0 million and $0.3 million, respectively, at December 31, 2019.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$121,139	$121,139	$38,857	$38,857
Level 2:
Available for sale securities	163,507	163,507	127,922	127,922
FHLB and FRB stock	5,765	N/A	3,544	N/A
Level 3:
Held to maturity securities	6,468	6,569	2,386	2,392
Loans, net	1,667,007	1,730,699	1,211,356	1,222,386
Mortgage servicing rights	1,031	1,031	555	555

Financial liabilities:
Level 1:
Demand deposits	$428,655	$428,655	$263,717	$263,717
NOW deposits	229,788	229,788	140,654	140,654
Savings deposits	794,513	794,513	587,142	587,142
Level 2:
Securities sold under agreement to
repurchase	3,873	3,873	2,425	2,425
Other borrowed funds	52,512	53,079	10,000	9,997
Junior subordinated debentures	11,330	11,330	11,330	11,330
Level 3:
Time deposits	356,147	358,581	275,927	277,051

11. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2020 and 2019.

	Three months ended June 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$14,936	$(3)	$14,933
Provision for loan losses	597	-	597
Net interest income (expense) after
provision for loan losses	14,339	(3)	14,336
Insurance service and fees	120	2,547	2,667
Other non-interest income	1,572	-	1,572
Amortization expense	5	129	134
Other non-interest expense	15,825	2,053	17,878
Income before income taxes	201	362	563
Income tax provision	-	94	94
Net income	$201	$268	$469

	Three months ended June 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$13,167	$(33)	$13,134
Provision for loan losses	90	-	90
Net interest income (expense) after
provision for loan losses	13,077	(33)	13,044
Insurance service and fees	128	2,773	2,901
Other non-interest income	1,829	-	1,829
Amortization expense	-	112	112
Other non-interest expense	9,911	2,126	12,037
Income before income taxes	5,123	502	5,625
Income tax provision	1,112	131	1,243
Net income	$4,011	$371	$4,382

	Six months ended June 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$27,715	$(6)	$27,709
Provision for loan losses	3,596	-	3,596
Net interest income (expense) after
provision for loan losses	24,119	(6)	24,113
Insurance service and fees	233	4,859	5,092
Other non-interest income	2,485	-	2,485
Amortization expense	5	259	264
Other non-interest expense	26,545	4,073	30,618
Income before income taxes	287	521	808
Income tax provision	-	135	135
Net income	$287	$386	$673

	Six months ended June 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$25,708	$(66)	$25,642
Provision for loan losses	628	-	628
Net interest income (expense) after
provision for loan losses	25,080	(66)	25,014
Insurance service and fees	247	5,096	5,343
Other non-interest income	3,582	-	3,582
Amortization expense	-	224	224
Other non-interest expense	18,997	4,152	23,149
Income before income taxes	9,912	654	10,566
Income tax provision	2,293	171	2,464
Net income	$7,619	$483	$8,102

12. CONTINGENT LIABILITIES AND COMMITMENTS

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

	June 30,	December 31,
	2020	2019
	(in thousands)

Commitments to extend credit	$342,133	$331,974
Standby letters of credit	3,681	4,309
Total	$345,814	$336,283

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2020 or during 2019.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

13. RECENT ACCOUNTING PRONOUNCEMENTS

ASUs adopted by the Company during the current fiscal year are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. The following standard will be adopted in a future period. ASUs not listed below are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

14. SUBSEQUENT EVENTS

On July 9, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were offered and sold by the Company to eligible purchasers in a private offering. The Company intends to use the proceeds from the offering for general corporate purposes, organic growth and regulatory capital.

The Notes mature on July 15, 2030 and bear interest at a fixed annual rate of 6.00%, payable semi-annually in arrears, to but excluding July 15, 2025. From and including July 15, 2025 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York plus 590 basis points, payable quarterly in arrears. The Company is entitled to redeem the Notes, in whole or in part, at any time on or after July 15, 2025, and to redeem the Notes at any time in whole upon certain other events. Any redemption of the Notes will be subject to prior regulatory approval to the extent required.

In connection with the issuance and sale of the Notes, the Company entered into Registration Rights Agreements with the purchasers of the Notes, pursuant to which the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, with substantially the same terms as the Notes.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by the disclosures in Part II – Item 1A – Risk Factors - of the Quarterly Report for the Quarter ended March 31, 2020. Many of these factors are beyond the Company’s control and are difficult to predict.

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

Recent Developments

Impact of Covid-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide. This pandemic continues to impact the Company’s market area and business.

Effects on Our Market Area – The Company’s commercial and consumer banking products and services are offered primarily in New York State, where governmental responses to the COVID-19 pandemic, including an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, have led to a broad curtailment of economic activity beginning in March 2020. During the three months ended June 30, 2020, the local economy has begun to improve with the gradual reopening of many impacted businesses. Despite these improvements, uncertainty remains regarding the extent and duration of business disruptions related to COVID-19 as well as its impact on the economy. Furthermore, many communities in the United States have recently seen a resurgence of COVID-19 infections after the initial growth rate was reduced.

Effects on Our Business – The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel industry and certain restaurants will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. The Company has $92.6 million and $53.2 million of loans outstanding with customers in the hotel and restaurant industries, respectively, at June 30, 2020. These developments, together with economic conditions generally, are also expected to adversely impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans.

The Company’s Response – We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•The Company is actively working with loan customers and providing prudent loan modification terms, including the implementation of a customer payment deferral program to assist both consumers and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. Through June 30, 2020, the Company granted payment deferrals for up to three months for 302 consumer borrowers and 379 commercial borrowers, representing $407 million of the Company's loan balances.

•The Company was proactive in providing updated guidance to its customers on the government’s PPP program as it was rolled out. Through June 30, 2020, the Bank had originated 1,644 PPP loans totaling $195 million. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Fees totaling $7.0 million were collected from the SBA for these loans in the three months ended June 30, 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

•To assist customers experiencing financial hardship during this extraordinary time, the Company waived the following fees, effective March 20, 2020 through May 15, 2020:

oATM transactions fees charged by Evans for all customers

oAll early withdrawal fees on CDs

oMobile deposit fees for business customers

oMonthly fees to business customers for Deposit Express (Remote Capture)

•The Company continues to promote its digital banking options. Customers are encouraged to utilize online and mobile banking tools, and our customer service and retail departments are fully staffed and available to assist customers remotely. All branches were closed to customer activity, except for drive-up and appointment only services, for a period of time. We continued to pay all employees according to their normal work schedule, even if their work has been reduced. No employees have been furloughed. We continue to provide the option to work from home to all employees whose job responsibilities can be effectively carried out remotely. Employees whose critical duties require their continued presence on-site are observing social distancing and cleaning protocols.

Acquisitions

On May 1, 2020, the Company completed its acquisition of FSB Bancorp, Inc., a Maryland corporation and the parent holding company of Fairport Savings Bank (together, “FSB”). FSB operated 5 banking offices in New York at the date of acquisition. This acquisition added total assets with a fair value of $323 million, including $271 million of loans (predominantly residential real estate loans) and $21 million of investment securities, and liabilities with a fair value of $296 million, including $239 million of deposits and $53 million in borrowed funds.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions, and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 10 – “Fair Value Measurements” to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2019. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined. See Note 1 of this Form 10-Q for material updates to the Company’s significant accounting policies.

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

At March 31, 2020, the Company performed a qualitative analysis to assess goodwill for impairment, which was solely contained in the Company’s insurance agency reporting unit and concluded that goodwill was not impaired. At June 30, 2020, the Company considered the on-going economic market disruption and the movement of the Company’s stock price in relation to other bank indexes as triggering events and has completed a qualitative analysis to assess whether or not goodwill was impaired. Management evaluated the goodwill associated with the insurance agency and determined the impacts from the market disruption does not materially impact the business performance of the reporting unit based on the nature of the insurance agency’s operations. On May 1, 2020, the Company recognized an additional $1.8 million in goodwill in its banking reporting unit related to the acquisition of FSB. Management determined the expected future financial performance of the banking reporting unit has not significantly changed as a result of the economic downturn. Management considered the length that its stock price has been under book value and an expectation of duration of the disruption and determined no impairment is required for the goodwill recorded at the Banking unit.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at June 30, 2020, a $459 million or 37% increase from December 31, 2019 and a $473 million or 39% increase from June 30, 2019. The increase was primarily attributable to the acquisition of $271 million of FSB loans and the origination of $195 million of PPP loans.

Loans secured by real estate were $1.2 billion at June 30, 2020, reflecting a $262 million or 27% increase from March 31, 2020 and a $277 million or 29% increase from December 31, 2019. Residential real estate loans were $365 million at June 30, 2020, $209 million higher than at March 31, 2020, and $206 million higher than at December 31, 2019 reflecting the benefit of the acquired loan portfolio. Commercial real estate loans, including construction loans, were $800 million at June 30, 2020, $36 million or 5% higher than the balance at March 31, 2020 and $56 million or 8% higher than the balance at December 31, 2019. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the second quarter of 2020, residential mortgage originations were $25 million compared with the previous quarter’s originations of $5 million and $6 million in the second quarter of 2019. The Company originated $30 million in residential mortgages in the first six months of 2020, compared to $13 million in the first six months of 2019. The majority of the increase in residential mortgage originations is primarily due to the acquired FSB mortgage real estate division during the second quarter of 2020. Residential mortgages sold in the second quarter of 2020 equated to approximately 15% of the residential mortgages originated by the Company during the quarter, as compared with 71% in the first quarter of 2020 and 43% in the second quarter of 2019. Residential mortgages sold in the first six months of 2020 were 25% of residential mortgages originated during the period, compared with 37% in the first six months of 2019. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $440 million at June 30, 2020, representing a $184 million or 72% increase from March 31, 2020, and $188 million or 75% higher than at December 31, 2019. These increases are primarily the result of $195 million of PPP loans originated during the three months ended June 30, 2020. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Total commercial loans, excluding PPP and loans acquired from FSB, decreased in the quarter. Originations were lower than typical as a result of the economic environment and these balances were further diminished by paydowns and the payoff of commercial real estate loans precipitated by low interest rates.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $20 million, or 1.17% of total loans outstanding at June 30, 2020, compared with $17 million, or 1.34% of total loans outstanding, as of March 31, 2020 and $14 million, or 1.17% of total loans outstanding, as of December 31, 2019. The increase in non-performing loans compared with the first quarter of 2020 reflected the addition of $1 million of acquired non-performing loans and a single commercial real estate loan of $3 million that was moved to nonaccrual status during the second quarter of 2020.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $71 million at June 30, 2020, a $15 million increase from $56 million at March 31, 2020 and a $20 million increase from $51 million at December 31, 2019. The increase in criticized loans in the second quarter of 2020 reflected $5 million of commercial real estate loans and $4 million of C&I loan that were downgraded to special mention status during the quarter. Commercial real estate loans totaling $5 million were downgraded to substandard during the second quarter of 2020. In addition to these downgrades, the second quarter of 2020 included $6 million in acquired criticized loans. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $18.8 million or 1.11% of total loans outstanding at June 30, 2020, compared with $18.2 million or 1.46% of total loans outstanding as of March 31, 2020 and $15.2 million or 1.24% of total loans outstanding at December 31, 2019. The Company recorded $0.6 million in provision for loan losses during the second quarter of 2020, compared with $3.0 million in the first quarter of 2020, and $0.1 million in the second quarter of 2019. The first and second quarters of 2020 provision for loan losses reflects economic trends and conditions and changes in credit quality standards as the economy continues to be impacted by the COVID-19 pandemic. The lower provision during the second quarter of 2019 was the result of a decrease in non-performing loans during the quarter, primarily due to the payoff of a single commercial construction loan of $8 million.

Investing Activities

Total investment securities were $170 million at June 30, 2020, compared with $162 million at March 31, 2020 and $130 million at December 31, 2019. The Company acquired $21 million of investment securities from the FSB acquisition during the second quarter of 2020. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $110 million at June 30, 2020 compared to $41 million at March 31, 2020, and $28 million at December 31, 2019. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 14% of average interest-earning assets in the first and second quarters of 2020, compared with 13% in last year’s second quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 70%, 75% and 74% of total investment securities at June 30, 2020, March 31, 2020 and December 31, 2019, respectively. The concentration in tax-advantaged debt securities issued by state and political subdivisions was 8%, 4% and 4% of the total securities portfolio at June 30, 2020, March 31, 2020, and December 31, 2019, respectively. The concentration in U.S. government-sponsored agency bonds was 22% of the total securities portfolio at June 30, 2020, March 30, 2020, and December 31, 2019.

The total net unrealized gain position of the available-for-sale investment portfolio was $4.8 million at June 30, 2020, compared with $3.2 million at March 31, 2020 and $0.7 million at December 31, 2019. The securities in an unrealized gain position at the end of the second quarter of 2020 generally reflect a decrease in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2020 were $1.8 billion, a $482 million or 36% increase from March 31, 2020 and a $542 million or 43% increase from December 31, 2019. The Company acquired $239 million of deposits from the FSB acquisition during the second quarter of 2020. The growth in the first six months of 2020 excluding the acquisition was primarily the result of an accumulation of liquidity by commercial customers in response to the pandemic, increases in consumer deposits from government stimulus payments and lower consumer spending, and deposits related to PPP loans. The increase in the first six months of 2020 reflects increases in demand deposits of $165 million or 63%, consumer savings of $98 million or 29%, NOW deposits of $89 million or 63%, time deposits of $80 million or 29%, municipal savings of $56 million or 42%, and commercial savings of $53 million or 44%. Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.” Average demand deposits were $400 million in the second quarter of 2020, a 42% increase from $282 million in the first quarter of 2020, and a 47% increase from $273 million in the fourth quarter of 2019.

The Company had $53 million in other borrowings at June 30, 2020. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. At December 31, 2019 the Company had $10 million in other borrowings representing a single $10 million long-term advance with the FHLBNY that matured during the second quarter of 2020. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at June 30, 2020.

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

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,535,206	$16,104	4.22%	$1,183,379	$15,142	5.13%
Taxable securities	168,333	884	2.11%	136,468	942	2.77%
Tax-exempt securities	11,344	65	2.30%	11,997	85	2.84%
Interest bearing deposits at banks	73,973	16	0.09%	28,132	156	2.22%

Total interest-earning assets	1,788,856	$17,069	3.84%	1,359,976	$16,325	4.81%

Non interest-earning assets:

Cash and due from banks	14,661			13,486
Premises and equipment, net	15,869			10,578
Other assets	77,208			61,656

Total Assets	$1,896,594			$1,445,696

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$203,458	$123	0.24%	$123,515	$114	0.37%
Savings	721,578	659	0.37%	605,524	1,314	0.87%
Time deposits	337,187	1,172	1.40%	289,794	1,574	2.18%
Other borrowed funds	36,067	75	0.84%	10,043	44	1.76%
Junior subordinated debentures	11,330	105	3.73%	11,330	144	5.10%
Securities sold U/A to repurchase	4,096	2	0.20%	2,858	1	0.14%

Total interest-bearing liabilities	1,313,716	$2,136	0.65%	1,043,064	$3,191	1.23%

Noninterest-bearing liabilities:
Demand deposits	399,807			244,142
Other	25,540			20,609
Total liabilities	$1,739,063			$1,307,815

Stockholders' equity	157,531			137,881

Total Liabilities and Equity	$1,896,594			$1,445,696

Net interest income		$14,933			$13,134

Net interest margin			3.36%			3.87%

Interest rate spread			3.19%			3.58%

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,377,218	$30,650	4.46%	$1,168,307	$29,504	5.09%
Taxable securities	149,149	1,933	2.60%	128,329	1,743	2.74%
Tax-exempt securities	8,704	112	2.58%	16,548	215	2.62%
Interest bearing deposits at banks	65,646	197	0.60%	36,034	405	2.27%

Total interest-earning assets	1,600,717	$32,892	4.12%	1,349,218	$31,867	4.76%

Non interest-earning assets:

Cash and due from banks	14,543			13,500
Premises and equipment, net	14,838			10,540
Other assets	69,390			62,011

Total Assets	$1,699,488			$1,435,269

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$174,011	$305	0.35%	$118,073	$195	0.33%
Regular savings	663,340	1,975	0.60%	598,621	2,488	0.84%
Time deposits	305,882	2,550	1.67%	294,166	3,162	2.17%
Other borrowed funds	23,033	121	1.05%	10,022	86	1.73%
Junior subordinated debentures	11,330	229	4.05%	11,330	290	5.16%
Securities sold U/A to repurchase	3,737	3	0.16%	3,633	4	0.22%

Total interest-bearing liabilities	1,181,333	$5,183	0.88%	1,035,845	$6,225	1.21%

Noninterest-bearing liabilities:
Demand deposits	340,716			243,092
Other	23,833			20,912
Total liabilities	$1,545,882			$1,299,849

Stockholders' equity	153,606			135,420

Total Liabilities and Equity	$1,699,488			$1,435,269

Net interest income		$27,709			$25,642

Net interest margin			3.47%			3.83%

Interest rate spread			3.24%			3.55%

Net Income

Net income was $0.5 million, or $0.09 per diluted share, in the second quarter of 2020, compared with $0.2 million, or $0.04 per diluted share in the first quarter of 2020 and $4.4 million, or $0.88 per diluted share in the second quarter of 2019. The Company’s second quarter of 2020 results included $5.0 million in merger costs related to the FSB acquisition and a $0.6 million provision for loan loss reflecting the continued significant estimated economic impact of COVID-19. Partially offsetting these expenses was an increase in net interest income as the Company recognized the benefit of the acquired loan portfolio and fees earned in connection with PPP lending. Return on average equity was 1.19% for the second quarter of 2020, compared with 0.55% in the first quarter of 2020 and 12.71% in the second quarter of 2019.

Other Results of Operations – Quarterly Comparison

Net interest income of $14.9 million represented an increase of $2.2 million, or 17% from the first quarter of 2020, and $1.8 million, or 14% from the prior-year second quarter. The increase from prior periods was primarily driven by higher average interest-earning assets as a result of the FSB acquisition and PPP lending. The Company acquired approximately $271 million in total loans from FSB, largely consisting of residential real estate loans, during the second quarter of 2020. PPP loans, which carry a fixed rate of 1.00%, added $195 million in loan growth during the quarter. Fees totaling $7.0 million were collected from the SBA for these loans in the three months ended June 30, 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $0.6 million of amortized PPP loan fees in interest income during the second quarter 2020. No PPP loan fees were included in interest income in the first quarter of 2020 or the prior-year second quarter.

Second quarter net interest margin of 3.36% declined 28 basis points from the first quarter of 2020 and 51 basis points from the second quarter of 2019. The decrease is largely due to the Federal Reserve’s decrease of the fed funds rate by 150 basis points during the first quarter of 2020, and changes in the mix of interest earning assets including higher interest earning cash balances and a higher percentage of residential mortgages in the loan portfolio. The lower yield on loans when compared with the first quarter of 2020 and second quarter of 2019 reflects a decrease of 58 and 91 basis points, respectively. The cost of interest-bearing liabilities decreased to 0.65% compared with 1.17% in the first quarter of 2020 and 1.23% in the second quarter of 2019. The average cost of time deposits was 1.40% in the second quarter of 2020, compared with 2.02% in the first quarter of 2020 and 2.18% in the second quarter of 2019. Average time deposits comprised 20% of average total deposits during the second quarter of 2020, compared with 21% in the first quarter of 2020, and 23% in and the second quarter of 2019. The Company has brokered time deposits as part of its funding strategy. Average brokered time deposits were $25 million during the second quarter of 2020, $27 million in the first quarter of 2020, and $40 million in the second quarter of 2019.

Provision for loan losses was $0.6 million in the second quarter of 2020, compared with $3.0 million in the first quarter of 2020 and $0.1 million in the second quarter of 2019. The provision for loan losses during the first and second quarters of 2020 reflects economic trends and conditions and changes in credit quality standards as the economy continues to be impacted by the COVID-19 pandemic. While the full impact of COVID-19 on future financial results is uncertain, the Company believes that the effects could have a material impact on the ability of some clients to meet their borrowing obligations. The lower provision during the second quarter of 2019 was the result of a decrease in non-performing loans, primarily due to the paydown of a single commercial construction loan of $8 million. The Company has deferred the adoption of the Current Expected Credit Loss Impairment Model (CECL), as permitted by its classification as a Smaller Reporting Company by the Securities and Exchange Commission.

Non-interest income was $4.2 million in the second quarter of 2020, compared with $3.3 million in the first quarter of 2020 and $4.7 million in the prior year second quarter. The increase from the previous quarter is due to a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit during the first quarter of 2020. There were no significant historic tax credit transactions in the second quarter of 2020 and 2019. The decrease from the prior year is primarily due to insurance service and fee revenue of $2.7 million in the second quarter of 2020 compared with $2.9 million in the second quarter of 2019, as a result of lower contingent profit sharing and claims service revenue, and a $0.2 million decrease in deposit service charges, reflecting lower consumer spending and the temporary suspension of certain fees to assist customers affected by COVID-19.

Non-interest expenses of $18.0 million in the second quarter of 2020 increased 40% from the first quarter of 2020 and 48% from the prior-year period. The second quarter of 2020 included $5.0 million in merger-related costs for system contract termination and deconversion expenses, severance costs, and legal and other professional service fees in connection with the FSB acquisition. Salaries and benefits costs were $8.0 million in the second quarter of 2020, an increase of 3% from the first quarter of 2020 and 7% from last year’s second quarter. The most significant component of the increase in the second quarter of 2020 related to the addition of personnel from the FSB acquisition. The variance from the prior year also included annual merit increases. Technology and communications expenses were $1.5 million in the second quarter of 2020, compared with $1.1 million in both the first quarter of 2020 and second quarter of 2019, an increase of $0.4 million. The increase from prior periods was due to higher online banking activity, ATM card fees, and software costs, primarily as a result of the FSB acquisition, in addition to expenditures related to COVID-19. Professional services expense remained flat over the comparative periods, at $0.9 million in the second and first quarters of 2020 and last year’s second quarter.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 93.9% in the second quarter of 2020, 79.9% in the first quarter of 2020, and 68.0% in the second quarter of 2019. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 67.3% in the second quarter of 2020, compared with 73.4% in the first quarter of 2020 and 67.5% in last year’s second quarter.

Income tax expense was $0.1 million, or an effective tax rate of 16.7%, for the second quarter of 2020 compared an effective tax rate of 16.7% in the first quarter of 2020 and 22.1% in last year’s second quarter. Excluding the impact of the 2020 historic tax credit transaction, the effective tax rate was 25.9% and 25.4% in the second and first quarters of 2020, respectively.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $27.7 million for the first six months of 2020, a $2.1 million or 8% increase from the first six months of 2019.  The increase in net interest income is attributable to a $251 million or 19% increase in average interest-earning assets.  The increase in average interest-earning assets reflects average loan growth of $209 million or 18% to $1.4 billion during the first half of 2020 compared to the first half of 2019. The Company acquired approximately $271 million in total loans from FSB, largely consisting of residential real estate, during the second quarter of 2020. In addition, PPP loans, which carry a fixed rate of 1.00%, added $195 million in loan growth during the first six months of 2020. Fees totaling $7.0 million were collected from the SBA for these loans in the six months ended June 30, 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $0.6 million of amortized PPP loan fees in interest income during the six months ended June 30, 2020. No PPP loan fees were included in interest income in the first six months of 2019. The benefit from the increases in average interest-earning assets and PPP fees was partially offset by lower net interest margin.

The Company’s net interest margin of 3.47% in the first six months of 2020 was 36 basis points lower than the margin in the first six months of 2019.   The yield on average interest-earning assets decreased 64 basis points from 4.76% to 4.12%. Average loan yields decreased 63 basis points from 5.09% to 4.46%, reflecting the Federal Reserve’s decrease of fed funds rate.  The cost of interest-bearing liabilities was 0.88%, or 33 basis points lower in the first six months of 2020 when compared with the first six months of 2019.   The rate paid on average time deposits decreased from 2.17% in the first half of 2019 to 1.67% during the first six months of 2020.

The Company recorded $3.6 million in provision for loan losses in the six month period ended June 30, 2020, compared with $0.6 million in the six-month period ended June 30, 2019.   The increase in provision for loan losses during the first six months of 2020 compared with the prior year period reflects additional reserves in response to economic trends and conditions and changes in credit quality standards as the economy continues to be impacted by the COVID-19 pandemic. While the full impact of COVID-19 on future financial results is uncertain, the Company believes that the effects could have a material impact on the ability of some clients to meet their borrowing obligations. The provision for loan losses during the first six months of 2019 reflected growth in the loan portfolio, partially offset by lower non-performing loans, primarily due to the paydown of a single commercial construction loan of $8 million.

Non-interest income for the first six months of 2020 decreased $1.3 million from the prior year period to $7.6 million. The first six months of 2020 included a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit. There were no significant historic rehabilitation tax credits during the first six months of 2019. Insurance service and fees revenue of $5.1 million decreased $0.3 million during the first six months of 2020 compared with prior year period as a result of lower profit sharing revenue and claims service revenues. Changes in the fair value of mortgage servicing rights decreased non-interest income by $0.2 million in first six months of 2020 as compared to the first six months of 2019. Deposit service charges revenue decreased $0.1 million during the first six months of 2020 compared with the first six months of 2019 as a result of lower consumer spending and the temporary suspension of certain fees to assist customers affected by COVID-19.

Total non-interest expense increased to $30.9 million in the first six months of 2020, 32% higher than the six-month period ended June 30, 2019. The increase was mostly attributable to $5.4 million in merger-related expenses in connection with the FSB acquisition including system contract termination and deconversion charges, and legal and other professional services. Salaries and employee benefits costs were $15.8 million for the first six months of 2020, a $1.2 million or 8% increase from $14.6 million in the prior year period. The year-over-year increase in salary and benefits expense reflects the addition of personnel related to the FSB acquisition and annual merit increases during 2020. Technology and communications expenses increased $0.6 million to $2.6 million, reflecting higher online banking activity, software costs primarily as a result of the FSB acquisition, and additional expenditures related to COVID-19.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 87.5% in the first six months of 2020, compared with 67.6% during the prior-year period. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 70.1% in the first six months of 2020, compared with 67.1% during the prior-year period.

The Company recorded income tax expense of $0.1 million for the six-month period ended June 30, 2020, compared with $2.5 million in the first six months of 2019.   The effective tax rate for the first six months of 2020 was 16.7%, compared with 23.3% in the comparable 2019 period. Excluding the impact of the 2020 historic tax credit transaction, the effective tax rate was 25.7% for the first six months of 2020.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 8.44% at June 30, 2020, compared with 9.92% at March 31, 2020 and 10.33% at December 31, 2019. Book value per share was $30.13 at June 30, 2020, compared with $29.96 at March 31, 2020 and $30.12 at December 31, 2019.

On February 18, 2020, the Company declared a semi-annual cash dividend of $0.58 per share on the Company’s outstanding common stock. The dividend was paid on April 2, 2020 to shareholders of record as of March 12, 2020. This semi-annual dividend represents a $0.06, or 12%, increase from its previous semi-annual dividend paid in October 2019.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company’s junior subordinated debentures associated with trust preferred securities are considered Tier 1 capital and are includable in total regulatory capital. At June 30, 2020 and December 31, 2019, junior subordinated debentures were both $11.3 million, respectively. Subsequent to June 30, 2020 the Company issued $20 million of subordinated debentures which will be considered Tier 2 capital for regulatory purposes.

While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt that was issued subsequent to June 30, 2020.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company acquired $53 million of FHLBNY long-term advances from the FSB acquisition during the second quarter of 2020. The Company had $10 million in long-term advances with FHLBNY at December 31, 2019, which matured in the second quarter of 2020. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Advances of up to $471 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2020, approximately 7% of the Bank’s securities had contractual maturity dates of one year or less and approximately 13% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 70% of the investment portfolio at June 30, 2020, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at June 30, 2020, the Company had net short-term liquidity of $432 million as compared with $209 million at December 31, 2019. Available assets of $274 million, divided by public and purchased funds of $387 million, resulted in a long-term liquidity ratio of 71% at June 30, 2020, compared with 59% at December 31, 2019.

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
	(in thousands)

	June 30, 2020	December 31, 2019
Changes in interest rates

+200 basis points	$(2,408)	$(32)
+100 basis points	1,710	2,327

-100 basis points	NM	(2,455)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2019, as supplemented by the disclosure in Part II, Item 1A. Risk Factors included in the Quarterly report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 2020:
April 1, 2020 - April 30, 2020	362	$23.50	-
May 2020:
May 1, 2020 - May 31, 2020	-	$-	-
June 2020:
June 1,2020 - June 30, 2020	-	$-	-

Total:	362	$23.50	-

(1)The total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2019 Long-Term Incentive Plan. The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on the NYSE American on that date.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2020 and December 31, 2019; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2020 and 2019; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2020 and 2019; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2020 and 2019; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2020 and 2019; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended June 30, 2020 and 2019; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2020 and 2019; (viii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2020 and 2019; and (ix) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

August 7, 2020

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 7, 2020

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)