Form 10-Q
period 2020-09-30
EVANS BANCORP INC
filed 2020-11-06
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______

Commission file number 001-35021

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York 16-1332767

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

6460 Main St. Williamsville, NY 14221

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,384,139 shares as of October 30, 2020.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$15,386	$10,577
Interest-bearing deposits at banks	88,249	28,280
Securities:
Available for sale, at fair value (amortized cost: $152,100 at September 30, 2020;	155,761	127,922
$127,217 at December 31, 2019)
Held to maturity, at amortized cost (fair value: $5,084 at September 30, 2020;	4,996	2,386
$2,392 at December 31, 2019)
Federal Home Loan Bank common stock, at cost	3,591	1,588
Federal Reserve Bank common stock, at cost	2,323	1,956
Loans, net of allowance for loan losses of $20,601 at September 30, 2020
and $15,175 at December 31, 2019	1,682,475	1,211,356
Properties and equipment, net of accumulated depreciation of $21,851 at September 30, 2020
and $20,682 at December 31, 2019	18,726	13,754
Goodwill and intangible assets	15,085	12,545
Bank-owned life insurance	33,817	29,418
Operating lease right-of-use asset	5,524	3,720
Other assets	31,060	16,728

TOTAL ASSETS	$2,056,993	$1,460,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$442,536	$263,717
NOW	215,492	140,654
Savings	799,739	587,142
Time	323,211	275,927
Total deposits	1,780,978	1,267,440

Securities sold under agreement to repurchase	4,414	2,425
Other borrowings	47,583	10,000
Operating lease liability	5,940	4,154
Other liabilities	24,278	16,428
Junior subordinated debentures	30,912	11,330
Total liabilities	1,894,105	1,311,777

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,377,243 and 4,929,593 shares issued at September 30, 2020 and December 31, 2019, respectively, and 5,376,742 and 4,929,283 outstanding at September 30, 2020
and December 31, 2019, respectively	2,691	2,467
Capital surplus	75,824	63,302
Treasury stock, at cost, 501 and 310 shares at September 30, 2020 and
December 31, 2019, respectively	-	-
Retained earnings	84,499	85,267
Accumulated other comprehensive income (loss), net of tax	(126)	(2,583)
Total stockholders' equity	162,888	148,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,056,993	$1,460,230

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2020	2019
INTEREST INCOME
Loans	$16,847	$15,645
Interest-bearing deposits at banks	26	159
Securities:
Taxable	825	993
Non-taxable	68	48
Total interest income	17,766	16,845
INTEREST EXPENSE
Deposits	1,641	3,038
Other borrowings	108	45
Junior subordinated debentures	375	141
Total interest expense	2,124	3,224
NET INTEREST INCOME	15,642	13,621
PROVISION (CREDIT) FOR LOAN LOSSES	1,881	(431)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,761	14,052
NON-INTEREST INCOME
Deposit service charges	598	687
Insurance service and fees	3,217	3,225
Gain on sale of securities	667	-
Gain on loans sold	169	43
Bank-owned life insurance	170	160
Interchange fee income	481	438
Other	555	611
Total non-interest income	5,857	5,164
NON-INTEREST EXPENSE
Salaries and employee benefits	8,101	7,644
Occupancy	1,204	853
Advertising and public relations	503	231
Professional services	865	1,009
Technology and communications	1,365	1,057
Amortization of intangibles	136	112
FDIC insurance	290	-
Merger-related	524	-
Other	1,480	1,370
Total non-interest expense	14,468	12,276
INCOME BEFORE INCOME TAXES	5,150	6,940
INCOME TAX PROVISION	606	1,776
NET INCOME	$4,544	$5,164
Net income per common share-basic	$0.85	$1.05
Net income per common share-diluted	$0.84	$1.04
Weighted average number of common shares outstanding	5,376,851	4,918,740
Weighted average number of diluted shares outstanding	5,395,806	4,976,639

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2020	2019
INTEREST INCOME
Loans	$47,497	$45,149
Interest-bearing deposits at banks	223	564
Securities:
Taxable	2,758	2,736
Non-taxable	180	263
Total interest income	50,658	48,712
INTEREST EXPENSE
Deposits	6,471	8,883
Other borrowings	232	135
Junior subordinated debentures	604	431
Total interest expense	7,307	9,449
NET INTEREST INCOME	43,351	39,263
PROVISION FOR LOAN LOSSES	5,477	197
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	37,874	39,066
NON-INTEREST INCOME
Deposit service charges	1,623	1,822
Insurance service and fees	8,309	8,568
Gain on sale of securities	667	42
Gain on loans sold	359	105
Bank-owned life insurance	508	492
Loss on tax credit investment	(2,475)	-
Refundable state historic tax credit	1,857	-
Interchange fee income	1,270	1,299
Other	1,316	1,761
Total non-interest income	13,434	14,089
NON-INTEREST EXPENSE
Salaries and employee benefits	23,903	22,273
Occupancy	3,127	2,561
Advertising and public relations	895	612
Professional services	2,651	2,683
Technology and communications	3,928	3,049
Amortization of intangibles	400	336
FDIC insurance	751	357
Merger-related	5,958	-
Other	3,737	3,778
Total non-interest expense	45,350	35,649
INCOME BEFORE INCOME TAXES	5,958	17,506
INCOME TAX PROVISION	741	4,240
NET INCOME	$5,217	$13,266
Net income per common share-basic	$1.01	$2.71
Net income per common share-diluted	$1.00	$2.68
Weighted average number of common shares outstanding	5,179,386	4,889,029
Weighted average number of diluted shares outstanding	5,214,950	4,957,689

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands)
	Three Months Ended September 30,
	2020	2019

NET INCOME	$4,544	$5,164

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	(339)	523
Reclassification of gain on sale of securities	(494)	-
Total	(833)	523
Defined benefit pension plans:
Amortization of prior service cost	6	6
Amortization of actuarial loss	84	62
Total	90	68
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(743)	591
COMPREHENSIVE INCOME	$3,801	$5,755

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands)
	Nine Month Ended September 30,
	2020	2019

NET INCOME	$5,217	$13,266

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities:
Unrealized gain on available-for-sale securities	2,684	3,328
Reclassification of gain on sale of securities	(494)	(31)
Total	2,190	3,297
Defined benefit pension plans:
Amortization of prior service cost	17	17
Amortization of actuarial loss	250	185
Total	267	202
OTHER COMPREHENSIVE INCOME, NET OF TAX	2,457	3,499
COMPREHENSIVE INCOME	$7,674	$16,765

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2019	$2,460	$62,353	$78,919	$(2,445)	$141,287
Net Income			5,164		5,164
Other comprehensive income				591	591
Cash dividends ($0.52 per common share)			(2,558)		(2,558)
Stock compensation expense		243			243
Issued 4,703 shares in stock option exercises	2	140			142
Balance, September 30, 2019	$2,462	$62,736	$81,525	$(1,854)	$144,869

Balance, June 30, 2020	$2,691	$75,617	$83,073	$617	$161,998
Net Income			4,544		4,544
Other comprehensive income				(743)	(743)
Cash dividends ($0.58 per common share)			(3,118)		(3,118)
Stock compensation expense		207			207
Balance, September 30, 2020	$2,691	$75,824	$84,499	$(126)	$162,888

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			13,266		13,266
Other comprehensive income				3,499	3,499
Cash dividends ($1.04 per common share)			(5,086)		(5,086)
Stock compensation expense		692			692
Reissued 500 restricted shares					-
Issued 22,120 restricted shares, net of forfeitures	12	(12)			-
Issued 3,866 shares under Dividend Reinvestment Plan	2	137			139
Issued 6,183 shares in Employee Stock Purchase Plan	3	195			198
Issued 29,058 shares in stock option exercises	16	499			515
Balance, September 30, 2019	$2,462	$62,736	$81,525	$(1,854)	$144,869

Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			5,217		5,217
Other comprehensive income				2,457	2,457
Cash dividends ($1.16 per common share)			(5,985)		(5,985)
Stock compensation expense		668			668
Reissued 310 restricted shares					-
Issued 5,988 restricted shares, net of forfeitures	3	(3)			-
Issued 10,669 shares in Employee Stock Purchase Plan	5	206			211
Issued 8,017 shares in stock option exercises	4	130			134
Issued 422,475 shares in stock consideration	212	11,521			11,733
Balance, September 30, 2020	$2,691	$75,824	$84,499	$(126)	$162,888

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands)
	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Interest received	$47,190	$48,957
Fees received	12,462	13,404
Interest paid	(7,447)	(9,226)
Cash paid to employees and vendors	(41,580)	(36,888)
Income taxes paid	(1,957)	(1,586)
Proceeds from sale of loans held for sale	9,895	7,698
Originations of loans held for sale	(9,184)	(7,733)

Net cash provided by operating activities	9,379	14,626

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(76,311)	(46,893)
Proceeds from sales, maturities, calls, and payments	73,291	48,694
Held to maturity securities:
Purchases	(5,082)	(1,141)
Proceeds from maturities, calls, and payments	2,471	307
Cash paid for bank-owned life insurance	-	(360)
Additions to properties and equipment	(3,874)	(4,513)
Proceeds from sales of assets	-	185
Purchase of tax credit investment	(3,116)	-
Net cash used in acquisitions	(6,490)	-
Sale of other real estate	718	-
Net increase in loans	(204,679)	(62,823)

Net cash used in investing activities	(223,072)	(66,544)

FINANCING ACTIVITIES:
Proceeds from borrowings	20,274	4,275
Repayment of short-term borrowings	(13,646)	-
Net increase in deposits	274,365	43,748
Dividends paid	(2,867)	(2,528)
Issuance of common stock	345	852

Net cash provided by financing activities	278,471	46,347

Net increase in cash and cash equivalents	64,778	(5,571)

CASH AND CASH EQUIVALENTS:
Beginning of period	38,857	39,915
End of period	$103,635	$34,344

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands)
	Nine Months Ended September 30,
	2020	2019

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$5,217	$13,266

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,107	1,505
Deferred tax benefit	(2,720)	(201)
Provision for loan losses	5,477	197
Loss on tax credit investment	2,475	-
Changes in refundable state historic tax credit	(1,857)	-
Net gain on sales of assets	(90)	(3)
Gain on sales of securities	(667)	(42)
Gain on loans sold	(359)	(105)
Stock compensation expense	668	692
Proceeds from sale of loans held for sale	9,895	7,698
Originations of loans held for sale	(9,184)	(7,733)
Changes in assets and liabilities affecting cash flow:
Other assets	(4,647)	(5,508)
Other liabilities	3,064	4,860

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,379	$14,626

See Notes to Unaudited Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENTS AND FINANCIAL ACTIVITIES:

Fair value of assets acquired in acquisition (non-cash)	$311,847	$-
Fair value of liabilities assumed in acquisition	296,076	-

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

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

The results of operations for the nine month period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a global pandemic, and recommended containment and mitigation measures worldwide. Federal and state governments have taken unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which is causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and is prompting the need for additional aid and other forms of relief. Management is currently unable to determine the extent of the potential impacts to the Company’s financial condition or results of operations.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has worked with customers directly affected by COVID-19 and offered short-term assistance in accordance with regulatory guidelines. Commercial borrowers needing assistance have been offered a 90-day principal and interest deferral. Commercial borrowers that originally requested a 90-day deferral can request an additional 90-day deferral by providing their financial information, including current year interim financial information and projections to show a need for the additional 90-day deferral. Consumers needing assistance have been offered a 90-day principal and interest deferral with an option to request an additional 90-day deferral. As of October 20, 2020, total deferrals amounted to $8 million compared with $407 million at June 30, 2020. While interest and fees will still accrue to income, should credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. The Company recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods. We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry resulting in downgrades of the credit risk ratings for a majority of the loans to clients within that industry. As of September 30, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. During the first nine months of 2020, the most notable financial impacts to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“10-K”). There have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K, as supplemented by the disclosure in footnote 1 to the Consolidated Financial Statements in Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $6.0 million for the nine months ended September 30, 2020. These expenses were recorded in merger-related expense on the consolidated statements of income.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2019. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of FSB for the three and nine months ended September 30, 2020 and 2019 until the date of the FSB merger, at which time FSB’s results of operations were included in the Company’s financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
		(in thousands)
Net Interest Income	$13,250	$15,779	$40,014	$46,185
Non-Interest Income	5,857	5,718	14,023	15,441
Non-Interest Expense	13,944	14,764	42,905	43,026
Net Income	4,554	5,355	9,046	14,416

The unaudited supplemental pro forma information for the three and nine months ended September 30, 2020 and 2019 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in the three and nine months periods ended September 30, 2020 are assumed to have occurred prior to January 1, 2019. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of May 1, 2020 or earlier.

3. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$61,631	$776	$(128)	$62,279
States and political subdivisions	7,375	175	(5)	7,545
Total debt securities	69,006	951	(133)	69,824

Mortgage-backed securities:
FNMA	24,305	750	(18)	25,037
FHLMC	4,066	120	-	4,186
GNMA	2,305	46	(1)	2,350
SBA	21,259	977	(34)	22,202
CMO	31,159	1,003	-	32,162
Total mortgage-backed securities	83,094	2,896	(53)	85,937

Total securities designated as available for sale	$152,100	$3,847	$(186)	$155,761

Held to Maturity:
Debt securities
States and political subdivisions	$4,996	$88	$-	$5,084
z
Total securities designated as held to maturity	$4,996	$88	$-	$5,084

	December 31, 2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,951	$225	$(21)	$28,155
States and political subdivisions	3,289	69	(7)	3,351
Total debt securities	31,240	294	(28)	31,506

Mortgage-backed securities:
FNMA	34,395	330	(53)	34,672
FHLMC	15,390	137	(13)	15,514
GNMA	3,421	16	(24)	3,413
SBA	13,752	90	(70)	13,772
CMO	29,019	190	(164)	29,045
Total mortgage-backed securities	95,977	763	(324)	96,416

Total securities designated as available for sale	$127,217	$1,057	$(352)	$127,922

Held to Maturity:
Debt securities
States and political subdivisions	$2,386	$24	$(18)	$2,392

Total securities designated as held to maturity	$2,386	$24	$(18)	$2,392

Available for sale securities with a total fair value of $128 million and $102 million at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2020 and December 31, 2019 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	cost	fair value	cost	fair value
		(in thousands)

Debt securities available for sale:

Due in one year or less	$3,790	$3,802	$6,005	$6,014
Due after one year through five years	7,768	7,971	6,481	6,626
Due after five years through ten years	23,959	24,658	18,754	18,866
Due after ten years	33,489	33,393	-	-
	69,006	69,824	31,240	31,506

Mortgage-backed securities
available for sale	83,094	85,937	95,977	96,416

Total	$152,100	$155,761	$127,217	$127,922

Debt securities held to maturity:

Due in one year or less	$3,944	$3,949	$1,139	$1,140
Due after one year through five years	564	597	712	732
Due after five years through ten years	45	48	54	54
Due after ten years	443	490	481	466
Total	$4,996	$5,084	$2,386	$2,392

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

During the three months ended September 30, 2020, the Company received $23.3 million from the sale of investment securities. Gross realized gains from sales of investment securities for the three month and nine month periods ended September 30, 2020 were $0.7 million. There were no significant gross realized gains or losses from sales of investment securities for the three month and nine month periods ended September 30, 2019. Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2020 and December 31, 2019 is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	September 30, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$27,432	$(128)	$-	$-	$27,432	$(128)
States and political subdivisions	-	-	181	(5)	181	(5)
Total debt securities	27,432	(128)	181	(5)	27,613	(133)

Mortgage-backed securities:
FNMA	238	(1)	1,396	(17)	1,634	(18)
FHLMC	90	-	-	-	90	-
GNMA	156	(1)	-	-	156	(1)
SBA	-	-	1,406	(34)	1,406	(34)
CMO	-	-	-	-	-	-
Total mortgage-backed securities	484	(2)	2,802	(51)	3,286	(53)

Held to Maturity:
Debt securities:
States and political subdivisions	-	-	-	-	-	-

Total temporarily impaired
securities	$27,916	$(130)	$2,983	$(56)	$30,899	$(186)

	December 31, 2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$1,976	$(18)	$3,997	$(3)	$5,973	$(21)
States and political subdivisions	-	-	181	(7)	181	(7)
Total debt securities	1,976	(18)	4,178	(10)	6,154	(28)

Mortgage-backed securities:
FNMA	5,355	(38)	3,630	(15)	8,985	(53)
FHLMC	-	-	1,242	(13)	1,242	(13)
GNMA	2,091	(22)	770	(2)	2,861	(24)
SBA	5,171	(70)	-	-	5,171	(70)
CMO	5,706	(36)	8,911	(128)	14,617	(164)
Total mortgage-backed securities	18,323	(166)	14,553	(158)	32,876	(324)

Held to Maturity:
Debt securities:
States and political subdivisions	227	(1)	2,165	(17)	2,392	(18)

Total temporarily impaired
securities	$20,526	$(185)	$20,896	$(185)	$41,422	$(370)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2020 and December 31, 2019 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the nine months ended September 30, 2020 and did not record any OTTI charges during 2019. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2020	December 31, 2019
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$364,598	$158,572
Commercial and multi-family	702,624	645,036
Construction-Residential	6,761	1,067
Construction-Commercial	102,011	97,848
Home equities	84,863	69,351
Total real estate loans	1,260,857	971,874

Commercial and industrial loans	448,092	251,197
Consumer and other loans	412	1,926
Unaccreted yield adjustments*	(6,285)	1,534
Total gross loans	1,703,076	1,226,531

Allowance for loan losses	(20,601)	(15,175)

Loans, net	$1,682,475	$1,211,356

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated, including $5.8 million of PPP fees at September 30, 2020.

The CARES Act established a loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through September 30, 2020, the Company had originated 1,931 PPP loans totaling $203 million, included in commercial and industrial loans. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees collected from the SBA for these loans in the nine month period ended September 30, 2020 totaled $7.4 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. As of September 30, 2020, no PPP loans had received SBA forgiveness.

In connection with the FSB acquisition, the Company acquired $271 million in total loans, primarily residential real estate. At September 30, 2020, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.9 million and $0.8 million, respectively. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2020. The Company did not have any acquired credit-impaired loans as of December 31, 2019.

Also in connection with the FSB acquisition, the Company acquired a loan serving portfolio of $107 million in principal balances in which residential real estate loans were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three and nine month periods ending September 30, 2020 and 2019.

The Company also sells certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. In the three and nine month periods ended September 30, 2020, the Company sold mortgages to FNMA totaling $7.2 million and $15.0 million, respectively. In the three and nine month periods ended September 30, 2019, the Company sold mortgages to FNMA totaling $3.0 million and $7.6 million, respectively.

At September 30, 2020 and December 31, 2019, the Company had loan servicing portfolio principal balances of $185 million and $76 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.0 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 there were no residential mortgages held for sale. At December 31, 2019 there were $0.7 million in residential mortgages held for sale.

These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policy for loans acquired in a business combination is included in Note 1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. There have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K, as supplemented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Credit Quality Indicators

The Company monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for the commercial mortgage and commercial and industrial portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan losses:

•Acceptable or better

•Watch

•Special Mention

•Substandard

•Doubtful

•Loss

“Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” assets.

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

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. The increase in the watch category during the nine months ended September 30, 2020 was a result of the Company reclassifying all commercial loans that received a deferral into the watch or criticized categories. The Company will reassess the watch classification after the deferral’s termination dates and evidence of continuation of payments as contracted. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of September 30, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. As a result, total criticized assets increased to $133 million at September 30, 2020 compared with $51 million at the end of the 2019.

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

September 30, 2020
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$52,162	$314,997	$367,159	$339,810
Watch	21,322	303,965	325,287	87,414
Special Mention	2,088	13,985	16,073	5,855
Substandard	26,439	69,677	96,116	15,013
Doubtful/Loss	-	-	-	-
Total	$102,011	$702,624	$804,635	$448,092

December 31, 2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$73,646	$451,297	$524,943	$165,255
Watch	13,380	171,277	184,657	68,665
Special Mention	8,359	15,725	24,084	7,631
Substandard	2,463	6,737	9,200	9,646
Doubtful/Loss	-	-	-	-
Total	$97,848	$645,036	$742,884	$251,197

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

September 30, 2020
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$440,340	$575	$227	$-	$6,950	$448,092
Residential real estate:
Residential	360,418	58	1,266	-	2,856	364,598
Construction	6,038	-	723	-	-	6,761
Commercial real estate:
Commercial	687,280	-	6,053	594	8,697	702,624
Construction	100,555	-	150	-	1,306	102,011
Home equities	82,864	929	11	-	1,059	84,863
Consumer and other	398	3	7	4	-	412
Total Loans	$1,677,893	$1,565	$8,437	$598	$20,868	$1,709,361

Note: Loan balances do not include $(6.3) million of unaccreted yield adjustments as of September 30, 2020.

December 31, 2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$245,658	$705	$-	$-	$4,834	$251,197
Residential real estate:
Residential	153,630	2,616	888	-	1,438	158,572
Construction	865	-	202	-	-	1,067
Commercial real estate:
Commercial	630,016	3,482	5,879	-	5,659	645,036
Construction	92,667	2,886	720	-	1,575	97,848
Home equities	67,868	354	239	-	890	69,351
Consumer and other	1,907	15	4	-	-	1,926
Total Loans	$1,192,611	$10,058	$7,932	$-	$14,396	$1,224,997

Note: Loan balances do not include $1.5 million of unamortized yield adjustments as of December 31, 2019.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended September 30, 2020 and 2019.

September 30, 2020
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan		(in thousands)
losses:
Beginning balance	$5,260	$11,625	$233	$1,147	489	$18,754
Charge-offs	(124)	(5)	(14)	-	-	(143)
Recoveries	105	-	4	-	-	109
Provision (Credit)	(23)	1,843	(187)	218	30	1,881
Ending balance	$5,218	$13,463	$36	$1,365	$519	$20,601

September 30, 2019
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan		(in thousands)
losses:
Beginning balance	$5,272	$8,637	$130	$883	$326	$15,248
Charge-offs	(91)	(55)	(40)	-	-	(186)
Recoveries	747	-	4	-	-	751
Provision (Credit)	(732)	358	45	(87)	(15)	(431)
Ending balance	$5,196	$8,940	$139	$796	$311	$15,382

* Includes construction loans

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2020 and 2019:

Nine months ended September 30, 2020
		(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(143)	(5)	(44)	(29)	(4)	(225)
Recoveries	141	11	22	-	-	174
Provision (Credit)	673	4,452	(97)	323	126	5,477
Ending balance	$5,218	$13,463	$36	$1,365	$519	$20,601

* Includes construction loans

Note: Loan balances do not include $(6.3) million of unaccreted yield adjustments as of September 30, 2020.

Nine months ended September 30, 2019
		(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(248)	(56)	(94)	-	-	(398)
Recoveries	786	-	13	-	-	799
Provision (Credit)	290	152	114	(325)	(34)	197
Ending balance	$5,196	$8,940	$139	$796	$311	$15,382

* Includes construction loans

Note: Loan balances do not include $1.6 million of unamortized yield adjustments as of September 30, 2019.

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of September 30, 2020 and December 31, 2020:

September 30, 2020
(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	1,103	154	-	-	-	1,257

Collectively evaluated for impairment	4,115	13,309	36	1,365	519	19,344
Total	$5,218	$13,463	$36	$1,365	$519	$20,601

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$870	$-	$870

Individually evaluated for impairment	7,160	10,502	-	3,138	1,492	22,292

Collectively evaluated for impairment	440,932	794,133	412	367,351	83,371	1,686,199
Total	$448,092	$804,635	$412	$371,359	$84,863	$1,709,361

* Includes construction loans

December 31, 2019
(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Individually evaluated for impairment	$442	$9	$21	$5	$-	$477

Collectively evaluated for impairment	4,105	8,996	134	1,066	397	14,698
Total	$4,547	$9,005	$155	$1,071	$397	$15,175

Loans:
Ending balance:
Individually evaluated for impairment	$6,558	$7,791	$21	$2,804	$1,453	$18,627

Collectively evaluated for impairment	244,639	735,093	1,905	156,835	67,898	1,206,370
Total	$251,197	$742,884	$1,926	$159,639	$69,351	$1,224,997

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,358	$2,580	$-	$2,624	$79	$29
Residential real estate:
Residential	3,954	4,314	-	4,018	76	49
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	5,824	6,398	-	6,056	180	36
Construction	1,306	1,352	-	1,326	26	-
Home equities	1,492	1,714	-	1,565	41	16
Consumer and other	-	-	-	-	-	-
Total impaired loans	$14,934	$16,358	$-	$15,589	$402	$130

At September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,802	$4,942	$1,103	$4,941	$189	$15
Residential real estate:
Residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	3,372	3,396	154	3,378	101	10
Construction	-	-	-	-	-	-
Home equities	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$8,174	$8,338	$1,257	$8,319	$290	$25

	At September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$7,160	$7,522	$1,103	$7,565	$268	$44
Residential real estate:
Residential	3,954	4,314	-	4,018	76	49
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,196	9,794	154	9,434	281	46
Construction	1,306	1,352	-	1,326	26	-
Home equities	1,492	1,714	-	1,565	41	16
Consumer and other	-	-	-	-	-	-
Total impaired loans	$23,108	$24,696	$1,257	$23,908	$692	$155

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,798	$4,112	$-	$4,046	$118	$143
Residential real estate:
Residential	2,744	3,003	-	2,823	73	63
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,019	6,521	-	6,293	225	72
Construction	1,335	1,352	-	1,344	23	50
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	-	-	-	-	-	-
Total impaired loans	$15,349	$16,675	$-	$16,031	$503	$358

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,760	$2,808	$442	$2,764	$109	$63
Residential real estate:
Residential	60	62	5	61	3	1
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	197	197	4	197	8	4
Construction	240	246	5	242	8	9
Home equities	-	-	-	-	-	-
Consumer and other	21	23	21	22	-	1
Total impaired loans	$3,278	$3,336	$477	$3,286	$128	$78

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Foregone	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,558	$6,920	$442	$6,810	$227	$206
Residential real estate:
Residential	2,804	3,065	5	2,884	76	64
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,216	6,718	4	6,490	233	76
Construction	1,575	1,598	5	1,586	31	59
Home equities	1,453	1,687	-	1,525	64	30
Consumer and other	21	23	21	22	-	1
Total impaired loans	$18,627	$20,011	$477	$19,317	$631	$436

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	September 30, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,828	$1,618	$210	$360
Residential real estate:
Residential	1,741	589	1,152	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,463	2,965	498	-
Construction	-	-	-	-
Home equities	562	129	433	-
Consumer and other	-	-	-	-
Total TDR loans	$7,594	$5,301	$2,293	$360

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other	21	-	21	21
Total TDR loans	$8,258	$4,027	$4,231	$47

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of September 30, 2020, the Company had applied this guidance and had made 381 modifications of commercial loans with principal balances totaling $368 million, and 298 modifications of consumer loans with principal balances totaling $37 million.

The following tables present TDR activity by the type of concession granted to the borrower for the three and nine month periods ended September 30, 2020 and 2019:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	-	$-	$-	1	$21	$21
Term-out line of credit	-	-	-	1	42	42
Residential Real Estate & Construction:
Extension of maturity and
interest rate reduction	1	97	97	3	307	307
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	-	-	-	1	110	110
Consumer and other loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	-	$-	$-	1	$21	$21
Term-out line of credit	-	-	-	1	42	42
Residential Real Estate & Construction:
Combination of concessions	1	56	56	-	-	-
Extension of maturity and
interest rate reduction	1	97	97	3	307	307
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	-	-	-	3	390	390
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the nine month periods ended September 30, 2020 and 2019 were not material.

5. GOODWILL

The following table presents changes to goodwill and intangible assets for the three and nine month periods ended September 30, 2020 and 2019:

	Goodwill	Core Deposit Intangibles	Other Intangibles
		(in thousands)
Balance at June 30, 2020	$12,715	$162	$2,345
Amortization	-	(7)	(130)
Balance at September 30, 2020	$12,715	$155	$2,215

Balance at June 30, 2019	$10,520	$-	$2,248
Amortization	-	-	(111)
Balance at September 30, 2019	$10,520	$-	$2,137

	Goodwill	Core Deposit Intangibles	Other Intangibles
		(in thousands)
Balance at December 31, 2019	$10,520	$-	$2,025
Acquisition of Benefit Brokers of WNY, LLC	427	-	580
Acquisition of FSB	1,768	166	-
Amortization	-	(11)	(390)
Balance at September 30, 2020	$12,715	$155	$2,215

Balance at December 31, 2018	$10,520	$-	$2,472
Amortization	-	-	(335)
Balance at September 30, 2019	$10,520	$-	$2,137

6. SubordinateD Debt

On July 9, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2020 Notes”). The 2020 Notes were offered and sold by the Company to eligible purchasers in a private offering. Net of debt issuance costs, the Company received $19.5 million for the sale of the 2020 Notes. The Company intends to use the proceeds from the offering for general corporate purposes, organic growth and regulatory capital.

The 2020 Notes mature on July 15, 2030 and bear interest at a fixed annual rate of 6.00%, payable semi-annually in arrears, to but excluding July 15, 2025. From and including July 15, 2025 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York plus 590 basis points, payable quarterly in arrears. The Company is entitled to redeem the 2020 Notes, in whole or in part, at any time on or after July 15, 2025, and to redeem the 2020 Notes at any time in whole upon certain other events. Any redemption of the 2020 Notes will be subject to prior regulatory approval to the extent required.

In connection with the issuance and sale of the 2020 Notes, the Company entered into Registration Rights Agreements with the purchasers of the 2020 Notes, pursuant to which the Company has agreed to take certain actions to provide for the exchange of the 2020 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, with substantially the same terms as the 2020 Notes. In connection with the Registration Rights Agreements, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on September 3, 2020 and commenced an exchange offer on October 7, 2020. The exchange offer is expected to expire on November 9, 2020.

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

7. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2020, the Company had an average of 18,955 and 35,564 dilutive shares outstanding, respectively. The Company had an average of 57,899 and 68,660 dilutive shares outstanding for the three and nine month periods ended September 30, 2019.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2020, there was an average of 150,783 and 81,770 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and nine month periods ended September 30, 2019, there was an average of 82,642 and 85,579 potentially anti-dilutive shares outstanding.

8. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three and nine month periods ended September 30, 2020 and 2019:

	Balance at June 30, 2020	Net Change	Balance at September 30, 2020
	(in thousands)
Net unrealized gain (loss) on investment securities	$3,545	$(833)	$2,712
Net defined benefit pension plan adjustments	(2,928)	90	(2,838)
Total	$617	$(743)	$(126)

	Balance at June 30, 2019	Net Change	Balance at September 30, 2019
	(in thousands)
Net unrealized gain on investment securities	$426	$523	$949
Net defined benefit pension plan adjustments	(2,871)	68	(2,803)
Total	$(2,445)	$591	$(1,854)

	Balance at December 31, 2019	Net Change	Balance at September 30, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$2,190	$2,712
Net defined benefit pension plan adjustments	(3,105)	267	(2,838)
Total	$(2,583)	$2,457	$(126)

	Balance at December 31, 2018	Net Change	Balance at September 30, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$3,297	$949
Net defined benefit pension plan adjustments	(3,005)	202	(2,803)
Total	$(5,353)	$3,499	$(1,854)

	Three months ended September 30, 2020			Three months ended September 30, 2019
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(455)	$116	$(339)	$705	$(182)	$523
Reclassification from accumulated other
comprehensive income for gain on sale of securities	(667)	173	(494)	-	-	-
Net change	(1,122)	289	(833)	705	(182)	523

Defined benefit pension plan
adjustments:
Amortization of prior service cost	7	(1)	6	7	(1)	6
Amortization of actuarial loss	113	(29)	84	82	(20)	62
Net change	120	(30)	90	89	(21)	68

Other comprehensive (loss) income	$(1,002)	$259	$(743)	$794	$(203)	$591

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$3,623	$(939)	$2,684	$4,493	$(1,165)	$3,328
Reclassification from accumulated other
comprehensive income for gain on sale of securities	(667)	173	(494)	(42)	11	(31)
Net change	2,956	(766)	2,190	4,451	(1,154)	3,297

Defined benefit pension plan
adjustments:
Amortization of prior service cost	23	(6)	17	23	(6)	17
Amortization of actuarial loss	339	(89)	250	248	(63)	185
Net change	362	(95)	267	271	(69)	202

Other comprehensive income	$3,318	$(861)	$2,457	$4,722	$(1,223)	$3,499

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2020 and 2019:

	Three months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2020	2019	2020	2019

Service cost	$-	$-	$38	$37
Interest cost	50	55	38	51
Expected return on plan assets	(81)	(70)	-	-
Amortization of prior service cost	-	-	7	7
Amortization of the net loss	25	24	88	58
Net periodic (benefit) cost	$(6)	$9	$171	$153

	Nine months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2020	2019	2020	2019

Service cost	$-	$-	$116	$109
Interest cost	151	165	114	151
Expected return on plan assets	(244)	(208)	-	-
Amortization of prior service cost	-	-	23	23
Amortization of the net loss	76	72	263	176
Net periodic (benefit) cost	$(17)	$29	$516	$459

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

A disaggregation of the total insurance service and other fees for the three and nine months ended September 30, 2020 and 2019 is provided in the tables below:

	Three months ended September 30,
	2020	2019
	(in thousands)
Commercial property and casualty insurance commissions	$1,439	$1,382
Personal property and casualty insurance commissions	890	863
Employee benefits sales commissions	245	287
Profit sharing and contingent revenue	375	430
Wealth management and other financial services	164	142
Insurance claims services revenue	84	96
Other insurance-related revenue	20	25
Total insurance service and other fees	$3,217	$3,225

	Nine months ended September 30,
	2020	2019
	(in thousands)
Commercial property and casualty insurance commissions	$3,261	$3,267
Personal property and casualty insurance commissions	2,611	2,618
Employee benefits sales commissions	993	869
Profit sharing and contingent revenue	733	939
Wealth management and other financial services	407	405
Insurance claims services revenue	201	397
Other insurance-related revenue	103	73
Total insurance service and other fees	$8,309	$8,568

11. FAIR VALUE MEASUREMENT

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2020
Securities available-for-sale:
US government agencies	$-	$62,279	$-	$62,279
States and political subdivisions	-	7,545	-	7,545
Mortgage-backed securities	-	85,937	-	85,937
Mortgage servicing rights	-	-	1,007	1,007

December 31, 2019
Securities available-for-sale:
US government agencies	$-	$28,155	$-	$28,155
States and political subdivisions	-	3,351	-	3,351
Mortgage-backed securities	-	96,416	-	96,416
Mortgage servicing rights	-	-	555	555

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended September 30,
(in thousands)	2020	2019
Mortgage servicing rights - July 1	$1,031	$570
Losses included in earnings	(89)	(71)
Additions from loan sales & acquisition	65	28
Mortgage servicing rights - September 30	$1,007	$527

	Nine months ended September 30,
(in thousands)	2020	2019
Mortgage servicing rights - January 1	$555	$609
Losses included in earnings	(289)	(154)
Additions from loan sales & acquisition	741	72
Mortgage servicing rights - September 30	$1,007	$527

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	September 30, 2020	December 31, 2019
Servicing fees	0.25%	0.25%
Discount rate	9.04%	9.00%
Prepayment rate (CPR)	9.59%	8.21%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis September 30, 2020 and December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2020
Collateral dependent impaired loans	$-	$-	$21,153	$21,153

December 31, 2019
Collateral dependent impaired loans	$-	$-	$15,735	$15,735

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are graded substandard or worse on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Collateral dependent impaired loans had a recorded investment of $22.3 million, with an allowance for loan loss of $1.1 million, at September 30, 2020 compared with $16.0 million and $0.3 million, respectively, at December 31, 2019.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$103,635	$103,635	$38,857	$38,857
Level 2:
Available for sale securities	155,761	155,761	127,922	127,922
FHLB and FRB stock	5,914	N/A	3,544	N/A
Level 3:
Held to maturity securities	4,996	5,084	2,386	2,392
Loans, net	1,682,475	1,757,480	1,211,356	1,222,386
Mortgage servicing rights	1,007	1,007	555	555

Financial liabilities:
Level 1:
Demand deposits	$442,536	$442,536	$263,717	$263,717
NOW deposits	215,492	215,492	140,654	140,654
Savings deposits	799,739	799,739	587,142	587,142
Level 2:
Securities sold under agreement to
repurchase	4,414	4,414	2,425	2,425
Other borrowed funds	47,583	48,336	10,000	9,997
Junior subordinated debentures	30,912	30,912	11,330	11,330
Level 3:
Time deposits	323,211	325,266	275,927	277,051

12. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2020 and 2019.

	Three months ended September 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$15,644	$(2)	$15,642
Provision for loan losses	1,881	-	1,881
Net interest income (expense) after
provision for loan losses	13,763	(2)	13,761
Insurance service and fees	162	3,055	3,217
Other non-interest income	2,636	4	2,640
Amortization expense	6	130	136
Other non-interest expense	12,372	1,960	14,332
Income before income taxes	4,183	967	5,150
Income tax provision	354	252	606
Net income	$3,829	$715	$4,544

	Three months ended September 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$13,652	$(31)	$13,621
Provision for loan losses	(431)	-	(431)
Net interest income (expense) after
provision for loan losses	14,083	(31)	14,052
Insurance service and fees	130	3,095	3,225
Other non-interest income	1,777	162	1,939
Amortization expense	-	112	112
Other non-interest expense	9,778	2,386	12,164
Income before income taxes	6,212	728	6,940
Income tax provision	1,587	189	1,776
Net income	$4,625	$539	$5,164

	Nine months ended September 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$43,359	$(8)	$43,351
Provision for loan losses	5,477	-	5,477
Net interest income (expense) after
provision for loan losses	37,882	(8)	37,874
Insurance service and fees	395	7,914	8,309
Other non-interest income	5,121	4	5,125
Amortization expense	11	389	400
Other non-interest expense	38,917	6,033	44,950
Income before income taxes	4,470	1,488	5,958
Income tax provision	354	387	741
Net income	$4,116	$1,101	$5,217

	Nine months ended September 30, 2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$39,360	$(97)	$39,263
Provision for loan losses	197	-	197
Net interest income (expense) after
provision for loan losses	39,163	(97)	39,066
Insurance service and fees	377	8,191	8,568
Other non-interest income	5,359	162	5,521
Amortization expense	-	336	336
Other non-interest expense	28,775	6,538	35,313
Income before income taxes	16,124	1,382	17,506
Income tax provision	3,880	360	4,240
Net income	$12,244	$1,022	$13,266

13. CONTINGENT LIABILITIES AND COMMITMENTS

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

	September 30,	December 31,
	2020	2019
	(in thousands)

Commitments to extend credit	$357,561	$331,974
Standby letters of credit	3,641	4,309
Total	$361,202	$336,283

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2020 or during 2019.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold. The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software and the development of processes to track loan performance. The total impact of CECL to the Company’s financial statements is unknown but may be material. Upon adoption, the Company would be required to recognize an allowance for credit losses on the FSB acquired portfolio, which has a balance of $249 million as of September 30, 2020. The amendments in CECL are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to early adopt CECL effective January 1, 2022.

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

Current Year Developments

Impact of Covid-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide. Federal and state governments have taken unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which is causing a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and is prompting the need for additional aid and other forms of relief.

Effects on Our Market Area – The Company’s commercial and consumer banking products and services are offered primarily in New York State, where governmental responses to the COVID-19 pandemic included an order that, subject to limited exceptions, all individuals stay at home and non‑essential businesses cease all activities, which led to a broad curtailment of economic activity beginning in March 2020. More recently, the local economy has begun to improve with the phased-in reopening of many impacted businesses, however most businesses are subject to restrictive health and safety guidelines, including occupancy limitations. New York State has issued travel restrictions, requiring travelers from most states and territories to quarantine for 14 days upon entering New York. Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hotel industry. In addition, the New York State governor signed legislation on June 17, 2020 that expands mortgage forbearance available for those experiencing financial hardship during the crisis caused by the COVID-19 pandemic. The legislation applies to those who have mortgages with state-regulated financial institutions and is intended to be an expansion of the CARES Act’s mortgage forbearance provisions. The legislation provides up to one year of forbearance if the borrower’s hardship persists and provides flexible payment options.

Effects on Our Business – The Company currently expects that the COVID-19 pandemic and the specific developments referred to above could have a significant impact on our business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel industry will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. The Company has $81 million of loans outstanding with customers in the hotel industry, at September 30, 2020. These developments, together with economic conditions generally, are also expected to adversely impact the Company’s commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first nine months of 2020, the most notable financial impacts to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

The Company’s Response – We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•The Company is actively working with loan customers and providing prudent loan modification terms, including the implementation of a customer payment deferral program to assist both consumers and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. Since the initial deferral period in the second quarter of 2020, the Company allowed customers to take a second 90 date deferral period, of which the majority have expired. As of October 20, 2020, the Company had $8 million in deferrals remaining which are expected to expire in the fourth quarter of 2020 and begin payment status.

•The Company was proactive in providing updated guidance to its customers on the government’s PPP program as it was rolled out. Through September 30, 2020, the Bank had originated 1,931 PPP loans totaling $203 million. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Over $7 million of fees have been collected from the SBA for these loans. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

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

Subordinated Note Issuance

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the Company’s Unaudited Consolidated Financial Statements and Notes. These estimates, assumptions, and judgments are based on information available as of the date of the Unaudited Consolidated Financial Statements. Accordingly, as this information changes, the Unaudited Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques. Refer to Note 11 – “Fair Value Measurement” to the Company’s Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail on fair value measurement.

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2019. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined. See Note 1 in Item 1 of this Quarterly Report on Form 10-Q for material updates to the Company’s significant accounting policies.

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

At March 31, 2020, the Company performed a qualitative analysis to assess goodwill for impairment, which was solely contained in the Company’s insurance agency reporting unit and concluded that goodwill was not impaired. On May 1, 2020, the Company recognized an additional $1.8 million in goodwill in its banking reporting unit related to the acquisition of FSB. At September 30, 2020, the Company considered the on-going economic market disruption and the movement of the Company’s stock price in relation to other bank indexes as triggering events and has completed a qualitative analysis to assess whether or not goodwill was impaired. Management evaluated the goodwill associated with the insurance agency and determined the impacts from the market disruption does not materially impact the business performance of the reporting unit based on the nature of the insurance agency’s operations. Management determined the expected future financial performance of the banking reporting unit has not significantly changed as a result of the economic downturn. Management considered the length that its stock price has been under book value and an expectation of duration of the disruption and determined no impairment is required for the goodwill recorded at the Banking unit.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at September 30, 2020, a $17 million or 1% increase from June 30, 2020 and a $477 million or 39% increase from December 31, 2019. The increase from the beginning of the year is primarily attributable to the acquisition of $271 million of FSB loans and the origination of $203 million of PPP loans.

Loans secured by real estate were $1.3 billion at September 30, 2020, reflecting a $12 million or 1% increase from June 30, 2020 and a $289 million or 30% increase from December 31, 2019. Residential real estate loans were $371 million at September 30, 2020, $6 million higher than at June 30, 2020, and $212 million higher than at December 31, 2019, reflecting the benefit of the acquired loan portfolio. Commercial real estate loans, including construction loans, which were $805 million at September 30, 2020, $5 million or 1% higher than the balance at June 30, 2020 and $62 million or 8% higher than the balance at December 31, 2019, also benefitted from the FSB acquisition. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the third quarter of 2020, residential mortgage originations were $34 million compared with the previous quarter’s originations of $25 million and $6 million in the third quarter of 2019. The Company originated $67 million in residential mortgages in the first nine months of 2020, compared to $19 million in the first nine months of 2019. The majority of the increase in residential mortgage originations is primarily due to the acquired FSB mortgage real estate division during the second quarter of 2020. Residential mortgages sold in the third quarter of 2020 equated to approximately 21% of the residential mortgages originated by the Company during the quarter, as compared with 15% in the second quarter of 2020 and 49% in the third quarter of 2019. Residential mortgages sold in the first nine months of 2020 were 27% of residential mortgages originated during the period, compared with 41% in the first nine months of 2019. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $448 million at September 30, 2020, representing a $8 million or 2% increase from June 30, 2020, and $197 million or 78% higher than at December 31, 2019. The increase from the beginning of the year is primarily the result of $203 million of PPP loans originated during the nine months ended September 30, 2020. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $21 million, or 1.26% of total loans outstanding at September 30, 2020, compared with $20 million, or 1.17% of total loans outstanding, as of June 30, 2020 and $14 million, or 1.17% of total loans outstanding, as of December 31, 2019. The increase in non-performing loans during the first nine months of 2020 reflected $4.5 million of commercial real estate loans and $2.7 million of C&I loans that were moved to nonaccrual status.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $133 million at September 30, 2020, a $62 million increase from $71 million at June 30, 2020 and an $82 million increase from $51 million at December 31, 2019. The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified an additional $65.5 million of the loans to clients within that industry as criticized. As of September 30, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $20.6 million or 1.21% of total loans outstanding at September 30, 2020, compared with $18.8 million or 1.11% of total loans outstanding as of June 30, 2020 and $15.2 million or 1.24% of total loans outstanding at December 31, 2019. The Company recorded $1.9 million in provision for loan losses during the third quarter of 2020, compared with a provision of $0.6 million in the second quarter of 2020, and a release of $0.4 million of allowance for loan losses in the third quarter of 2019. The third quarter of 2020 provision for loan losses reflects the increase in criticized loans. The release of provision during the third quarter of 2019 was the result of a decrease in net loan charge-offs due to a single commercial loan recovery of $0.7 million, partially offset by an increase in non-performing loans.

Investing Activities

Total investment securities were $161 million at September 30, 2020, compared with $170 million at June 30, 2020 and $130 million at December 31, 2019. The Company added $21 million of securities from the FSB acquisition during the second quarter of 2020, and subsequently sold $23 million of securities during the third quarter of 2020. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $88 million at September 30, 2020 compared to $110 million at June 30, 2020, and $28 million at December 31, 2019. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 14% of average interest-earning assets in the third and second quarters of 2020, compared with 12% in last year’s third quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 53%, 70% and 74% of total investment securities at September 30, 2020, June 30, 2020 and December 31, 2019, respectively. The concentration in tax-advantaged debt securities issued by state and political subdivisions was 8%, 8% and 4% of the total securities portfolio at September 30, 2020, June 30, 2020, and December 31, 2019, respectively. The concentration in U.S. government-sponsored agency bonds was 39% of the total securities portfolio as of September 30, 2020 compared with 22% of the total securities portfolio at both June 30, 2020 and December 31, 2019.

The total net unrealized gain position of the available-for-sale investment portfolio was $3.7 million at September 30, 2020, compared with $4.8 million at June 30, 2020 and $0.7 million at December 31, 2019. The securities in an unrealized gain position at the end of the third quarter of 2020 generally reflect a decrease in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2020 were $1.8 billion, a $28 million or 2% decrease from June 30, 2020 but a $514 million or 41% increase from December 31, 2019. The Company acquired $239 million of deposits from the FSB acquisition during the second quarter of 2020. The growth in the first nine months of 2020 excluding the acquisition was primarily the result of an accumulation of liquidity by commercial customers in response to the pandemic, increases in consumer deposits from government stimulus payments and lower consumer spending, and deposits related to PPP loans. The increase in the first nine months of 2020 reflects increases in demand deposits of $179 million or 68%, consumer savings of $124 million or 37%, NOW deposits of $75 million or 53%, time deposits of $47 million or 17%, commercial savings of $47 million or 39%, and municipal savings of $42 million or 32%. Further discussion of deposit growth and changes in deposit mix are in the “Analysis of Results of Operations.” Average demand deposits were $431 million in the third quarter of 2020, an 8% increase from $400 million in the second quarter of 2020, and a 58% increase from $273 million in the fourth quarter of 2019.

The Company had $48 million in other borrowings at September 30, 2020. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. At December 31, 2019 the Company had $10 million in other borrowings representing a single long-term advance with the FHLBNY that matured during the second quarter of 2020. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at September 30, 2020.

During the third quarter of 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). The Notes were offered and sold by the Company to eligible purchasers in a private offering. The Company intends to use the proceeds from the offering for general corporate purposes, organic growth and regulatory capital.

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

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,671,338	$16,847	4.01%	$1,202,634	$15,645	5.16%
Taxable securities	160,501	825	2.04%	140,006	993	2.81%
Tax-exempt securities	12,211	68	2.22%	3,725	48	5.11%
Interest bearing deposits at banks	106,154	26	0.10%	24,661	159	2.56%

Total interest-earning assets	1,950,204	$17,766	3.62%	1,371,026	$16,845	4.87%

Non interest-earning assets:

Cash and due from banks	14,482			14,522
Premises and equipment, net	17,756			12,850
Other assets	85,006			62,141

Total Assets	$2,067,448			$1,460,539

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$221,343	$103	0.19%	$134,008	$151	0.45%
Savings	799,082	654	0.33%	591,585	1,346	0.90%
Time deposits	337,967	884	1.04%	281,798	1,541	2.17%
Other borrowed funds	50,837	106	0.83%	10,000	43	1.71%
Junior subordinated debentures	29,582	375	5.04%	11,317	141	4.94%
Securities sold U/A to repurchase	4,507	2	0.18%	3,917	2	0.20%

Total interest-bearing liabilities	1,443,318	$2,124	0.59%	1,032,625	$3,224	1.24%

Noninterest-bearing liabilities:
Demand deposits	430,658			261,089
Other	29,644			22,231
Total liabilities	$1,903,620			$1,315,945

Stockholders' equity	163,828			144,594

Total Liabilities and Equity	$2,067,448			$1,460,539

Net interest income		$15,642			$13,621

Net interest margin			3.19%			3.94%

Interest rate spread			3.03%			3.63%

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,475,973	$47,497	4.30%	$1,179,875	$45,149	5.12%
Taxable securities	152,961	2,758	2.41%	132,264	2,736	2.77%
Tax-exempt securities	9,881	180	2.43%	12,227	263	2.88%
Interest bearing deposits at banks	79,247	223	0.38%	32,202	564	2.34%

Total interest-earning assets	1,718,062	$50,658	3.94%	1,356,568	$48,712	4.80%

Non interest-earning assets:

Cash and due from banks	14,523			13,845
Premises and equipment, net	15,818			11,318
Other assets	74,634			62,054

Total Assets	$1,823,037			$1,443,785

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$189,903	$408	0.29%	$123,443	$345	0.37%
Regular savings	708,918	2,629	0.50%	596,250	3,835	0.86%
Time deposits	316,655	3,434	1.45%	289,998	4,703	2.17%
Other borrowed funds	32,369	227	0.94%	10,014	130	1.74%
Junior subordinated debentures	17,458	604	4.62%	11,326	431	5.09%
Securities sold U/A to repurchase	3,996	5	0.17%	3,729	5	0.18%

Total interest-bearing liabilities	1,269,299	$7,307	0.77%	1,034,760	$9,449	1.22%

Noninterest-bearing liabilities:
Demand deposits	370,915			249,157
Other	25,785			21,356
Total liabilities	$1,665,999			$1,305,273

Stockholders' equity	157,038			138,512

Total Liabilities and Equity	$1,823,037			$1,443,785

Net interest income		$43,351			$39,263

Net interest margin			3.37%			3.87%

Interest rate spread			3.17%			3.58%

Net Income

Net income was $4.5 million, or $0.84 per diluted share, in the third quarter of 2020, compared with $0.5 million, or $0.09 per diluted share in the second quarter of 2020 and $5.2 million, or $1.04 per diluted share, in the third quarter of 2019. The Company’s third quarter 2020 results included a $1.9 million provision for loan loss primarily reflecting an increase in criticized loans due to the continued economic impact of COVID-19. In addition, the third quarter of 2020 included $0.5 million in one-time merger costs related to the acquisition of FSB resulting from the successful execution of the core system conversion during the quarter. Return on average equity was 11.09% for the third quarter of 2020, compared with 1.19% in the second quarter of 2020 and 14.29% in the third quarter of 2019.

Other Results of Operations – Quarterly Comparison

Net interest income of $15.6 million represented an increase of $0.7 million, or 5% from the second quarter of 2020, and $2.0 million, or 15% from the prior-year third quarter. The increase from both periods was primarily driven by higher average interest-earning assets as the Company recognized a full quarter of the impact of the FSB acquisition and PPP lending. The Company acquired approximately $271 million in total loans from FSB, largely consisting of residential real estate loans, during the second quarter of 2020. PPP loans, which carry a fixed rate of 1.00%, added $203 million in loan growth during 2020. Fees totaling $7.3 million were collected from the SBA for these loans during 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $0.9 million of amortized PPP loan fees in interest income during the third quarter 2020 compared with $0.6 million during the second quarter of 2020. No PPP loan fees were included in interest income in the prior-year third quarter.

Third quarter net interest margin of 3.19% declined 17 basis points from the second quarter of 2020 and 75 basis points from the third quarter of 2019. The changes largely reflect the Federal Reserve’s decrease of the fed funds rate by 150 basis points during 2020, and changes in the mix of interest-earning assets, including increased interest earning cash balances, PPP loans and residential mortgages from FSB. The yield on loans decreased 21 and 115 basis points when compared with the second quarter of 2020 and third quarter of 2019, respectively. The cost of interest-bearing liabilities decreased to 0.59% compared with 0.65% in the second quarter of 2020 and 1.24% in the third quarter of 2019. The average cost of time deposits was 1.04% in the third quarter of 2020, compared with 1.40% in the second quarter of 2020 and 2.17% in the third quarter of 2019. Average time deposits comprised 19% of average total deposits during the third quarter of 2020, compared with 20% in the second quarter of 2020, and 22% in and the third quarter of 2019. The Company has brokered time deposits as part of its funding strategy. Average brokered time deposits were $26 million during the third quarter of 2020, $25 million in the second quarter of 2020, and $36 million in the third quarter of 2019.

Provision for loan losses was $1.9 million in the third quarter of 2020, compared with a provision of $0.6 million in the second quarter of 2020 and a release of $0.4 million of allowance for loan losses in the third quarter of 2019. The provision for loan losses during the third quarter of 2020 reflects the increase in criticized loans. The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the majority of the loans to clients within that industry as criticized. As of September 30, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. The release of provision during the third quarter of 2019 reflected a decrease in net loan charge-offs due to the single commercial loan recovery of $0.7 million, partially offset by an increase in non-performing loans. The Company has deferred the adoption of the Current Expected Credit Loss Impairment Model (CECL), as permitted by its classification as a Smaller Reporting Company by the Securities and Exchange Commission.

Non-interest income was $5.9 million in the third quarter of 2020, compared with $4.2 million in the second quarter of 2020 and $5.2 million in the prior year third quarter. Included in non-interest income during the third quarter of 2020 was a $0.7 million gain on sale of investment securities. There were no comparable gains in the second quarter of 2020 and the third quarter of 2019. In addition, insurance service and fee revenue increased $0.6 million from the previous quarter due to seasonally higher commercial lines insurance commissions and profit-sharing revenue.

Non-interest expenses of $14.5 million in the third quarter of 2020 decreased 20% from the second quarter of 2020 but increased 18% from the prior-year period. The third quarter of 2020 included $0.5 million in merger-related expenses as a result of the core system conversion that was finalized during the quarter. In comparison, the second quarter of 2020 included $5.0 million in merger-related costs for system contract termination and deconversion expenses, severance costs, and legal and other professional service fees in connection with the FSB acquisition. Salaries and benefits costs of $8.1 million remained relatively flat compared with the second quarter of 2020 but increased 6% from last year’s third quarter. The increase in salaries and benefit costs from the prior-year period largely was due to the addition of personnel related to the FSB acquisition. Technology and communications expenses were $1.4 million in the third quarter of 2020, compared with $1.5 million in the second quarter of 2020 and $1.1 million in the third quarter of 2019. The increase from prior-year period was due to higher online banking activity, ATM card fees, and software costs, primarily as a result of the FSB acquisition. Professional services expense remained flat at $0.9 million during the third and second quarters of 2020 but decreased $0.1 million from last year’s third quarter. Professional service fees were elevated in the third quarter of 2019 due to higher legal and professional fees in response to certain data security matters.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 67.3% in the third quarter of 2020, 93.9% in the second quarter of 2020, and 65.4% in the third quarter of 2019. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, and merger-related expenses, was 66.3% compared with 67.3% in the second quarter of 2020 and 64.8% in last year’s third quarter.

Income tax expense was $0.6 million, or an effective tax rate of 11.8%, for the third quarter of 2020 compared with 16.7% in the second quarter of 2020 and 25.6% in last year’s third quarter. Excluding the impact of a first quarter 2020 historic rehabilitation tax credit transaction, the effective tax rate was 25.6% and 25.9% in the third and second quarters of 2020, respectively.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $43.4 million for the first nine months of 2020, a $4.1 million or 10% increase from the first nine months of 2019.  The increase in net interest income is attributable to a $361 million or 27% increase in average interest-earning assets.  The increase in average interest-earning assets reflects average loan growth of $296 million or 25% to $1.5 billion during the first nine months of 2020 compared to the first nine months of 2019. The Company acquired approximately $271 million in total loans from FSB, largely consisting of residential real estate, during the second quarter of 2020. In addition, PPP loans, which carry a fixed rate of 1.00%, added $203 million in loan growth during the first nine months of 2020. Fees totaling $7.3 million were collected from the SBA for these loans in the nine months ended September 30, 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $1.5 million of amortized PPP loan fees in interest income during the nine months ended September 30, 2020. No PPP loan fees were included in interest income in the first nine months of 2019. The benefit from the increases in average interest-earning assets and PPP fees was partially offset by lower net interest margin.

The Company’s net interest margin of 3.37% in the first nine months of 2020 was 50 basis points lower than the margin in the first nine months of 2019.   The yield on average interest-earning assets decreased 86 basis points from 4.80% to 3.94%. Average loan yields decreased 82 basis points from 5.12% to 4.30%, reflecting the Federal Reserve’s decrease of fed funds rate.  The cost of interest-bearing liabilities was 0.77%, or 45 basis points lower in the first nine months of 2020 when compared with the first nine months of 2019.   The rate paid on average time deposits decreased from 2.17% in the first nine months of 2019 to 1.45% during the first nine months of 2020.

The Company recorded $5.5 million in provision for loan losses in the nine-month period ended September 30, 2020, compared with a provision of $0.2 million in the nine-month period ended September 30, 2019.   The increase in provision for loan losses during the first nine months of 2020 compared with the prior year period reflects an increase in criticized loans and additional reserves in response to economic trends and conditions and changes in credit quality standards as the economy continues to be impacted by the COVID-19 pandemic. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the majority of the loans to clients within that industry as criticized. As of September 30, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. While the full impact of COVID-19 on future financial results is uncertain, the Company believes that the effects could have a material impact on the ability of some clients to meet their borrowing obligations. The provision for loan losses during the first nine months of 2019 reflected loan growth, offset by a decrease in non-performing loans, primarily due to the paydown of a single commercial construction loan of $8 million, and a decrease in net loan charge-offs due to the single commercial loan recovery of $0.7 million.

Non-interest income for the first nine months of 2020 decreased $0.7 million from the prior year period to $13.4 million. The first nine months of 2020 included a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit. There were no significant historic rehabilitation tax credits during the first nine months of 2019. Insurance service and fees revenue of $8.3 million decreased $0.3 million during the first nine months of 2020 compared with prior year period as a result of lower profit-sharing revenue and claims service revenues. Changes in the fair value of mortgage servicing rights decreased non-interest income by $0.2 million in first nine months of 2020 as compared to the first nine months of 2019. Deposit service charges revenue decreased $0.2 million during the first nine months of 2020 compared with the first nine months of 2019 as a result of lower consumer spending and the temporary suspension of certain fees to assist customers affected by COVID-19. Offsetting the decreases in non-interest income was a $0.7 million gain on sale of investment securities during the first nine months of 2020. There was no comparable gain on sale of investment securities during the first nine months of 2019.

Total non-interest expense increased to $45.4 million in the first nine months of 2020, 27% higher than the nine-month period ended September 30, 2019. The increase was mostly attributable to $6.0 million in merger-related expenses in connection with the FSB acquisition including system contract termination and deconversion charges, and legal and other professional services. Salaries and employee benefits costs were $23.9 million for the first nine months of 2020, a $1.6 million or 7% increase from $22.3 million in the prior year period. The year-over-year increase in salary and benefits expense reflects the addition of personnel related to the FSB acquisition and annual merit increases during 2020. Technology and communications expenses increased $0.9 million to $3.9 million, reflecting higher online banking activity, software costs primarily as a result of the FSB acquisition, and additional expenditures related to COVID-19.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 79.9% in the first nine months of 2020, compared with 66.8% during the prior-year period. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 68.7% in the first nine months of 2020, compared with 66.2% during the prior-year period.

The Company recorded income tax expense of $0.7 million for the nine-month period ended September 30, 2020, compared with $4.2 million in the first nine months of 2019.   The effective tax rate for the first nine months of 2020 was 12.4%, compared with 24.2% in the comparable 2019 period. Excluding the impact of the 2020 historic tax credit transaction, the effective tax rate was 25.7% for the first nine months of 2020.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 7.82% at September 30, 2020, compared with 8.44% at June 30, 2020 and 10.33% at December 31, 2019. Book value per share was $30.29 at September 30, 2020, compared with $30.13 at June 30, 2020 and $30.12 at December 31, 2019.

On August 18, 2020, the Company declared a semi-annual cash dividend of $0.58 per share on the Company’s outstanding common stock. The dividend was paid on October 6, 2020 to shareholders of record as of September 15, 2019. For the full year of 2020, cash dividends totaled $1.16, up 12% over 2019.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at September 30, 2020 and December 31, 2019 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million in 6% fixed-to-floating rate subordinated notes due on July 15, 2030. During the third quarter of 2020, $15 million of the proceeds from the sale of the notes were moved to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt that was issued subsequent to September 30, 2020.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company acquired $53 million of FHLBNY long-term advances from the FSB acquisition during the second quarter of 2020. The Company had $10 million in long-term advances with FHLBNY at December 31, 2019, which matured in the second quarter of 2020. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. Advances of up to $487 million can be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2020, approximately 5% of the Bank’s securities had contractual maturity dates of one year or less and approximately 10% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 53% of the investment portfolio at September 30, 2020, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at September 30, 2020, the Company had net short-term liquidity of $421 million as compared with $209 million at December 31, 2019. Available assets of $250 million, divided by public and purchased funds of $383 million, resulted in a long-term liquidity ratio of 65% at September 30, 2020, compared with 59% at December 31, 2019.

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
	(in thousands)

	September 30, 2020	December 31, 2019
Changes in interest rates

+200 basis points	$(2,657)	$(32)
+100 basis points	1,595	2,327

-100 basis points	NM	(2,455)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 2020:
July 1, 2020 - July 31, 2020	-	$-	-
August 2020:
August 1, 2020 - August 31, 2020	-	$-	-
September 2020:
September 1,2020 - September 30, 2020	-	$-	-

Total:	-	$-	-

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

4.1

Indenture, dated as of July 9, 2020, by and between Evans Bancorp, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Evans Bancorp, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2020).

4.2

Form of 6.00% Fixed-to-Floating Rate Subordinated Note due 2030 of Evans Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Evans Bancorp, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2020).

10.1

Form of Subordinated Note Purchase Agreement, dated as of July 9, 2020, by and between Evans Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.1 to Evans Bancorp, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2020).

10.2

Form of Registration Rights Agreement, dated as of July 9, 2020, by and between Evans Bancorp, Inc. and the several Purchasers (incorporated by reference to Exhibit 10.2 to Evans Bancorp, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2020).

10.3

Amendment Number One, dated as of September 21, 2020, to the Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and David J. Nasca, executed and delivered by Evans Bancorp, Inc. and Evans Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to Evans Bancorp, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2020).

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2020 and December 31, 2019; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2020 and 2019; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2020 and 2019; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2020 and 2019; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2020 and 2019; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended September 30, 2020 and 2019; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2020 and 2019; (viii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2020 and 2019; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

November 5, 2020

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 5, 2020

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)