Form 10-K
period 2020-12-31
EVANS BANCORP INC
filed 2021-03-19
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-35021

EVANS BANCORP, INC.

(Exact name of registrant as specified in its charter)

New York	16-1332767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6460 Main Street, Williamsville, New York	14221
(Address of principal executive offices)	(Zip Code)

(716) 926-2000
Registrant’s telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	EVBN	NYSE American LLC

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company	X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $119 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of March 8, 2021, 5,428,993 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 125

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2021 Annual Meeting of Shareholders, to be held on May 4, 2021, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Item 1.BUSINESS

EVANS BANCORP, INC.

Evans Bancorp, Inc. (the “Company”) is a New York business corporation which is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The principal office of the Company is located at 6460 Main Street, Williamsville, NY 14221 and its telephone number is (716) 926-2000. The Company was incorporated on October 28, 1988, but the continuity of its banking business is traced to the organization of the Evans National Bank of Angola on January 20, 1920. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.” The Company’s common stock is traded on the NYSE American, LLC under the symbol “EVBN.”

At December 31, 2020, the Company had consolidated total assets of $2.0 billion, deposits of $1.8 billion and stockholders’ equity of $169 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company operates two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York (“WNY”) and the Finger Lakes Region; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2020, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company. Further discussion of our segments is included in Note 21 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

EVANS BANK, N.A.

The Bank is a nationally chartered bank that has its headquarters at 6460 Main Street, Williamsville, NY, and a total of 20 full-service banking offices in Erie County, Niagara County, Monroe County and Chautauqua County, NY.

At December 31, 2020, the Bank had total assets of $2.0 billion, investment securities of $167 million, net loans of $1.7 billion and deposits of $1.8 billion. The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS. TEA is headquartered in Williamsville, NY, with offices located throughout WNY. TEA is a full-service insurance agency offering personal, commercial and financial services products. For the year ended December 31, 2020, TEA had total revenue of $10 million.

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

Business Combinations

On May 1, 2020, the Company successfully completed the acquisition of FSB Bancorp, Inc. (“FSB”), a Maryland corporation and the parent holding company of Fairport Savings Bank. On that date, FSB was merged into the Bank. The Company paid $17.1 million in cash and issued 422,475 shares of Evans Bancorp, Inc. common stock in exchange for all of the shares of common stock of FSB Bancorp, Inc. outstanding at the time of the acquisition. At the time of closing, FSB had $321.7 million in total assets, including $272.1 million in net loans receivable and $21.4 million in securities, and $293.1 million in total liabilities, including $237.7 million in deposits and $50.6 million in borrowings. This acquisition expanded the Company’s geographical footprint into the Finger Lakes Region of New York State.

COVID-19

The United States has been operating under a state of emergency related to the Coronavirus Disease 2019 (“COVID-19”) pandemic since March 13, 2020. The direct and indirect effects of the COVID-19 pandemic resulted in a dramatic reduction in economic activity that severely hampered the ability for businesses and consumers to meet their repayment obligations. The effects of the pandemic contributed to a significant increase in the Company’s provision for credit losses during 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings to account for the effects of COVID-19. The bank regulatory agencies likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. Modifications may include payment deferrals (including maturity extensions), fee waivers and covenant waivers. The Company has been working with its customers affected by COVID-19 and has granted modifications across many of its loan portfolios.

MARKET AREA

The Company’s footprint is in Western New York and the Finger Lakes Region, primarily Erie County, Monroe County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, NY. This primary market area is the area where the Bank principally receives deposits and makes loans and TEA sells insurance.

MARKET RISK

For information about, and a discussion of, the Company's "Market Risk," see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" of this Annual Report on Form 10-K.

COMPETITION

All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches and insurance agency offices in the Company’s primary market area. The Company’s market area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans and deposits from other commercial banks, savings banks, internet banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies. The Company faces additional competition from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies and brokerages. In the personal insurance area, the majority of TEA’s competition comes from direct writers, as well as some small local agencies located in the same towns and villages in which TEA has offices. In the commercial business segment, the majority of the competition comes from larger agencies located in and around Buffalo, NY. By offering the large number of carriers which it has available to its customers, TEA has attempted to remain competitive in all aspects of its business.

As an approximate indication of the Company’s competitive position, the Bank had the seventh most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2020 with 2% of the total market’s deposits of $62 billion. By comparison, the market leaders, M&T Bank and KeyBank, had 76% of the Buffalo, NY metropolitan statistical area deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

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

A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in any non-banking activity, unless such activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified by regulation various non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB. A bank holding company that meets specified criteria may elect to be regulated as a “financial holding company” and thereby engage in a broader range of nonbanking financial activities. The Company has made such an election.

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

Under federal law, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. The expectation is that a holding company will use available resources to provide capital and other support to its subsidiary institution in times of financial stress.

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. To date, the Company has qualified for this exception.

Notwithstanding the above requirements, the FRB has issued a supervisory bulletin which indicates that a holding company should notify the FRB, under certain circumstances prior to redeeming or repurchasing common stock or perpetual preferred stock. The specified circumstances include where a holding company is experiencing financial weaknesses or where the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. The supervisory bulletin indicates that such notification is for purposes of allowing FRB supervisory review of, and possible objection to, the proposed repurchase or redemption.

The FRB’s supervisory bulletin also covers the payment of dividends. In general, the FRB’s policy is that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company is consistent with the organization’s capital needs, asset quality and overall financial condition. The supervisory bulletin provides for prior consultation with, and supervisory review of proposed dividends by the FRB in certain situations, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend.

Under the prompt corrective action laws, discussed later, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

These laws, regulations and policies may inhibit the Company’s ability to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Supervision and Regulation of Bank Subsidiaries

The Bank is a nationally chartered banking corporation, primarily subject to supervision, examination and regulation by the OCC. The FDIC has certain backup regulatory authority as the deposit insurer.

The operations of the Bank are subject to numerous statutes and regulations. Such statutes and regulations relate to investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the Bank’s operations.

Federal statutes and OCC regulations govern the Bank’s investment authority. A national bank has authority to originate and purchase all types of loans, including commercial, commercial real estate, consumer and residential mortgage loans. Federal law generally limits a national bank’s extensions of credit to a single borrower (or related borrowers) to 15% of the bank’s capital and surplus. An additional 10% may be lent if secured by specified readily marketable collateral.

Generally, a national bank is prohibited from investing in corporate equity securities for its own account. Under OCC regulations, a national bank may invest in investment securities, which are generally defined as marketable securities in the form of a note, bond or debenture. The OCC classifies investment securities into five different types and, depending on its type, a national bank may have the authority to purchase, and possibly deal in and underwrite the security, pursuant to specified limits. The OCC has also permitted national banks to purchase certain noninvestment grade securities that can be reclassified and underwritten as loans.

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under these regulations, all insured depository institutions, such as the Bank, are required to adopt written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. The policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain “covered transactions”, by a bank with its affiliates, including its parent holding company. Covered transactions include a bank’s loans and extensions of credit to an affiliate, purchases of assets from an affiliate, and similar transactions. These restrictions limit the transfer of funds to the Company by the Bank, in the form of loans, extensions of credit, investments or purchases of assets and similar transactions. Generally, the Bank’s transactions with an affiliate (including the Company) must be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Covered transactions by the Bank to any affiliate (including the Company) are limited in amount to 10% of the Bank’s capital and surplus, and Covered transactions with all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. Furthermore, loans and extensions of credit to affiliates are subject to various collateral requirements. These laws and regulations may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

The Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, subject to certain exceptions, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit.

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders, and/or any related interest of such persons (“Insiders”). Under these restrictions, the aggregate amount of loans to any Insiders and his or her related interests may not exceed the loans-to-one-borrower limit applicable to national banks, discussed above. Aggregate loans by a bank to its Insiders and their related interests may not exceed the bank’s unimpaired capital and surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may generally not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. The regulations require that any proposed loan to an Insiders, or a related interest of that Insiders, be approved in advance by a majority of the Board of Directors of the bank, if that loan, combined with previous loans by the bank to the Insiders and his or her related interests, exceeds specified amounts.

Generally, loans to Insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with persons not affiliated with the institution. The regulations contain a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to Insiders of the bank over other employees.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct special examinations of and to require reporting by, national banks. It may also prohibit an insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC has the authority to initiate enforcement actions against insured institutions under certain circumstances. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

Deposit insurance premiums are based on an institution’s quarterly average total assets minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modelling designed to estimate the profitability of the bank’s failure over a three year period. Assessment rates for institutions of the Bank’s size currently range from 1.5 to 30 basis points.

In addition to the foregoing, federal law required the federal regulators to adopt regulations establishing “safety and soundness” standards to promote the safe operation of insured institutions. Such standards specifically address, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; (viii) compensation and benefits standards for management officials; (ix) information security and (x) residential mortgage lending practices. An institution found to be noncompliant with any such standard is required to submit a compliance plan and may be subject to enforcement action if an acceptable plan is not submitted and complied with. ’’

Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years (less dividends paid over the period). As of December 31, 2020, approximately $32 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2020, the Bank was in compliance with these requirements.

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

The OCC has broad enforcement powers over national banks, including the power to issue cease and desist order, impose substantial civil money penalties, penalties, remove directors and officers, and appoint a conservator or receiver for the assets of a regulated entity. Failure to comply with applicable laws, regulations and supervisory agreements could be the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potential civil penalties.

Under the Community Reinvestment Act, or “CRA,” as implemented by OCC, a national bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. The CRA requires the OCC to assess an institution’s record of meeting the credit needs of its communities and to take such record into account in its evaluation of certain applications by that institution, including applications to establish branches and acquire other financial institutions. The FRB also must consider the subsidiary bank’s CRA rating in connection with bank holding company applications to acquire additional institutions. The CRA requires the OCC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent OCC CRA rating was “Outstanding.”

The OCC issued a final rule in May 2020 which amends the agency’s CRA regulations. The changes were designed to modernize the CRA framework and, according to the OCC, make it “more objective, transparent, consistent in application and reflective of changes in banking.” The rule was effective October 1, 2020, however, institutions of the Bank’s asset size have until January 1, 2024 to comply with certain of the revised requirements.

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies. In July 2013, the FRB, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. These rules went into effect as to the Company and the Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions. The capital standards applicable to the Company have been fully phased-in. However, legislation enacted in May 2018 required the FRB to raise the threshold of its “small holding company” exception to the applicability of holding company capital requirements to $3 billion of consolidated assets. That change became effective in August 2018. Consequently, holding companies with less than $3 billion of consolidated assets, including the Company, are generally not subject to the Capital Rules unless otherwise directed by the FRB. The Bank remains subject to the Capital Rules.

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

Pursuant to the Capital Rules, the minimum capital ratios are as follows:

	4.5% CET1 to risk-weighted assets;
	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
	4.0% Tier 1 capital to average consolidated assets as reported on the consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, which was designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity and other capital instrument repurchases and executive compensation based on the amount of the shortfall. The additional capital conservation buffer of 2.5% of CET1 on top of the minimum risk-weighted asset ratios, effectively results in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5% and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1, subject to specified limits. In addition, the Capital Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out (subject to a limit of 25% of Tier 1 capital). Also, community banks were able to elect, in their March 31, 2015 quarterly filings, to permanently opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of common equity Tier 1 capital. Such an election, in effect, continued the AOCI treatment under the previous capital regulations. Under the Capital Rules, the Bank made the one-time, permanent election to continue to exclude AOCI from capital.

The Federal Deposit Insurance Act (the “FDIA”) establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal regulators have specified by regulation the relevant capital levels for each category, which are set forth below.

he Federal Deposit Insurance Act (the “FDIA”) establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as prompt corrective action. The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal regulators have specified by regulation the relevant capital levels for each category, which are set forth below.

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

For purposes of these regulations, the term “tangible equity” includes capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), not included in Tier 1 capital.

An institution that is classified as well-capitalized based on its capital levels may be reclassified as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively. Such reclassification can occur if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, any parent holding company must guarantee that its subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with regulatory approval. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

The Company’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2020 are presented in Note 23 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report.

The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was temporarily lowered to 8% for 2020. The ratio increased to 8.5% for 2021 and will revert to 9% thereafter. The company has not adopted the community bank leverage ratio.

Other Laws and Regulations

In addition to the laws and regulations discussed above, the Bank is also subject to certain fair lending and consumer laws that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau though, for institutions of the Bank’s asset size, compliance is subject to examination by the federal banking regulator, i.e., the OCC in the Bank’s case. These laws include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, the Right to Financial Privacy Act, and the Fair and Accurate Credit Transactions Reporting Act. These laws, and their implementing regulations, generally regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

The USA PATRIOT Act of 2001 gave the federal government new additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act placed additional responsibilities upon financial institutions in terms of broadened anti-money laundering compliance programs and due diligence policies and controls to facilitate detection and reporting of money laundering. The Bank has established policies, procedures and systems designed to comply with these laws. Such compliance programs supplement previously existing anti-money laundering compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of such controls in determining whether to approve a merger or other acquisition application. Accordingly, if the Bank seeks to engage in a merger or other acquisition, the Bank’s controls designed to combat money laundering are considered as part of the application process.

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

Employees

As of December 31, 2020, the Bank had 309 employees, TEA had 72 employees, and FCS had 4 employees. The Company had no direct employees. Management believes that the Company’s subsidiaries have good relationships with their employees.

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

Credit Risks

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2020, the Company's portfolio of commercial real estate loans totaled $813 million, or 48% of total loans outstanding, and the Company's portfolio of commercial and industrial ("C&I") loans totaled $430 million, or 25% of total loans outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2020 were $17.5 million, compared with $7.2 million at December 31, 2019. C&I loans in non-accrual status were $6.5 million and $4.8 million at December 31, 2020 and December 31, 2019, respectively. Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company's results of operations and financial condition.

Continuing Concentration of Loans in the Company's Primary Market Area May Increase the Company's Risk

Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in the Western and Finger Lakes Region of New York State. Therefore, the Company's success depends primarily on the general economic conditions in those areas. The Company's business lending and marketing strategies focus on loans to small and medium-sized businesses in this geographic region. Moreover, the Company's assets are heavily concentrated in mortgages on properties located in the Western and Finger Lakes Region of New York State. Accordingly, the Company's business and operations are vulnerable to downturns in the economy of those areas. The concentration of the Company's loans in this geographic region subjects the Company to the risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company's lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company's mortgage loans which would have a material adverse impact on the Company's operations.

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable incurred losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan losses which could exceed the recorded amount of the allowance for loan losses. In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews. The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses. As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations. In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. At December 31, 2020, the Company had a gross loan portfolio of $1.7 billion and the allowance for loan losses was $20.4 million, which represented 1.21% of the total amount of gross loans. If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition. Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

The Company is Subject to Litigation, Regulatory, Reputation and Other Risks Related to Its Participation in the Paycheck Protection Program

In response to the COVID-19 outbreak and related economic hardships, the CARES Act provided for the Paycheck Protection Program (“PPP) as a loan program administered through the Small Business Administration (“SBA”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other lenders, subject to detailed qualifications and eligibility criteria. During 2020, we participated in the PPP, adding almost 1,000 new commercial customers and $203 million in PPP loans.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. There continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications and the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. Any such litigation may result in significant financial liability to us or adversely affect our reputation.

Federal and state regulators can also impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, including with respect to our PPP lending, which could adversely affect our business, reputation, results of operation and financial condition.

Further, there is a risk that PPP borrowers may not qualify for the loan forgiveness feature of the program due to the conduct of the borrower after the loan is originated. We also have credit risk with respect to PPP loans given that the SBA may determine that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Moreover, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Interest Rate Risks

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2020, the Company's securities available for sale totaled $162 million. Net unrealized gains on securities available for sale amounted to $2.4 million, net of tax. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings.

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

The FRB reduced the targeted federal funds rate a total of 150 basis points in March 2020. These actions have put pressure on the Company's net interest margin due to the re-pricing of the variable rate loan portfolio. There is risk that further margin compression could have a material adverse effect on the Company's results of operations and financial condition.

The Company Is Required to Transition From the Use of LIBOR

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. LIBOR will be discontinued in June 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in the Company's portfolio and may impact the availability and cost of hedging instruments and borrowings. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks. If the Company is required to implement substitute indices for the calculation of interest rates, it may incur expenses in effecting the transition, and may be subject to disputes or litigation over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on the Company's results of operations. Additionally, since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change the Company's market risk profile, requiring changes to risk and pricing models.

Regulatory Risks

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

Additionally, the Consumer Financial Protection Bureau (the "CFPB") has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. Because we have less than $10 billion in total consolidated assets, the FRB and NYSDFS, not the CFPB, are responsible for examining and supervising our compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

Noncompliance with applicable regulations may lead to adverse consequences for the Company. A successful regulatory challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

The Company also faces a risk of noncompliance and subsequent enforcement action in connection with federal Bank Secrecy Act (the "BSA") and other anti-money laundering and counter terrorist financing statutes and regulations. The federal banking agencies and the U.S. Treasury Department's Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. If the Company violates these laws and regulations, or its policies, procedures and systems are deemed deficient, it would be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects.

Future FDIC Insurance Premium Increases May Adversely Affect the Company's Earnings

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or other similar occurrences, the FDIC may again increase the premiums assessed upon insured institutions. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company's results of operations.

The Company is a Financial Holding Company and Depends on Its Subsidiaries for Dividends, Distributions and Other Payments

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The Company's principal source of cash flow, including cash flow to pay dividends to the Company's stockholders and principal and interest on its outstanding debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as the payment of dividends by the Company to its stockholders. Regulations of the OCC affect the ability of the Bank to pay dividends and other distributions and to make loans to the Company. If the Bank is unable to make dividend payments and sufficient capital is not otherwise available, the Company may not be able to make dividend payments to its common stockholders or principal and interest payments on its outstanding debt.

If Regulators Impose Limitations on the Company's Commercial Real Estate Lending Activities, Earnings Could Be Adversely Affected

In 2006, the federal bank regulatory agencies issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance"). Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank's non-owner occupied commercial real estate level equaled 316% of total risk-based capital at December 31, 2020. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 414% at December 31, 2020. If the Company's regulators were to impose restrictions on the amount of commercial real estate loans it can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Company's earnings would be adversely affected.

Operational Risks

The Company has Identified a Material Weakness in Our Internal Controls Over Financial Reporting and May Identify Additional Material Weaknesses in the Future

In the fourth quarter of 2020, management identified a material weakness in the Company’s internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the Company’s internal controls over deposit data within the deposit accounting system. The Company did not have an independent review of new account information. Because of this material weakness, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective based on the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) Internal Control – Integrated Framework (2013). The material weakness did not result in any changes to the Company’s financial results for the year ended December 31, 2020. See Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

Although management, with the oversight of the audit committee, is taking steps to remediate the material weakness, the material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. The Company cannot predict the success of such measures or the outcome of management’s assessment of these measures at this time. The Company cannot give any assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses, or that significant deficiencies in our internal control over financial reporting will not be identified in the future.

A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our operations, net income, financial condition, reputation, compliance with laws and regulations, or may result in untimely or inaccurate financial reporting.

The Potential for Business Interruption Exists Throughout the Company's Organization

Integral to the Company's performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in the Company's day-to-day and ongoing operations. Failure by any or all of these resources subjects the Company to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, pandemics, ineffectiveness or exposure due to interruption in third party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause the Company to incur additional expenses, or disrupt our third party vendors' operations, any of which could result in a material adverse effect on the Company's financial condition and results of operations. Although the Company has established disaster recovery plans and procedures, the occurrence of any such events could have a material adverse effect on the Company.

The COVID-19 Outbreak Has Adversely Affected, and is Likely to Continue to Adversely Affect, the Company’s Business and Results of Operations

In December 2019, a novel coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. In March 2020, the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25% and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of COVID-19 has caused the Company to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company has many employees working remotely and may take further actions required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the outbreak can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for the Company’s products and services may decline, making it difficult to grow assets and income;

•if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•the Company’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;

•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate or a cancellation of the Company’s semi-annual cash dividend;

•cyber security risks are increased as the result of an increase in the number of employees working remotely; and

•the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company’s operations.

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

Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause the Company to enter into unfavorable transactions, which could have a material adverse effect on the Company's financial condition and results of operations.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, the Company Faces Significant Operational Risks

The Company relies on the ability of its employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from the Company's operations, including but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation, any of which could have a material adverse effect on the Company's financial condition or results of operation.

The Company's Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business. As a financial institution, we process a significant number of customer transactions and possess a significant amount of sensitive customer information. As technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile phones, personal computers, automated teller machines, remote deposit capture sites and similar access points. Any failure, interruption, or breach in security or operational integrity of our communications and information systems, or the systems of third parties on which we rely to process transactions, could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. There can be no assurance that failures, interruptions, or security breaches of the Company's information systems will not occur or, if they do occur, that they will be adequately addressed. Unauthorized third parties regularly seek to gain access to nonpublic, private and other information through computer systems. If customers' personal, nonpublic, confidential, or proprietary information in the Company's possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Company's systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. The occurrence of any failures, interruptions, or security breaches of the Company's information systems could, among other consequences, damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, result in increased insurance premiums, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

In addition, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results In addition, increased cost of compliance with cybersecurity regulations, at the federal and state level, could have a material adverse effect on the Company's financial condition and results of operations.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY. At December 31, 2020, the Company had a total of $44 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $3.5 million as of December 31, 2020.

There are 11 branches of the FHLB, including New York. If a branch were at risk of breaching risk-based capital requirements, it could suspend dividends, cut dividend payments, and/or not buy back excess FHLB stock that members hold. FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future. Nonetheless, the 11 FHLB branches are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system's debt; other FHLB branches can be called upon to make the payment.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks.

A Decline in the Value of the Company's Deferred Tax Assets Could Adversely Affect the Company's Operating Results and Regulatory Capital Ratios

The Company's tax strategies depend on the ability to generate taxable income in future periods. The Company's tax strategies will be less effective in the event the Company fails to generate anticipated amounts of taxable income. The value of the Company's deferred tax assets is subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes. In making this determination, management considers all positive and negative evidence available, including the Company's historical levels of taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the statutory tax loss carryover period. If the Company were to conclude that a significant portion of deferred tax assets were not more likely than not to be realized, the required valuation allowance could adversely affect the Company's financial position, results of operations and regulatory capital ratios. In addition, the value of the Company's deferred tax assets could be adversely affected by a change in statutory tax rates.

Strategic Risks

Expansion of the Company's Branch Network May Adversely Affect its Financial Results

The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Company experiences in opening new branches may have a material adverse effect on the Company's financial condition and results of operations.

Mergers and Acquisitions Involve Numerous Risks and Uncertainties

Acquisitions involve a number of risks and challenges, including the expenses involved; integration of branches and operations acquired; the outflow of customers from the acquired branches; the successful retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share.

On May 1, 2020, the Company completed its acquisition of FSB Bancorp, Inc. and Fairport Savings Bank. The integration of these entities and their business with the Company and the Bank may be more difficult, costly or time consuming than expected, and the Company may fail to realize the anticipated benefits of the acquisition.

Anti-Takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value

Certain provisions of the Company's certificate of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without approval of the Company's board of directors. Under federal law, subject to certain exemptions, a person, entity or group must notify the FRB before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of the Company's common stock, creates a rebuttable presumption that the acquiror "controls" the bank holding company. Also, a bank holding company must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank. There also are provisions in the Company's certificate of incorporation that may be used to delay or block a takeover attempt. Taken as a whole, these statutory provisions and provisions in the Company's certificate of incorporation could result in the Company being less attractive to a potential acquiror and thus could adversely affect the market price of the Company's common stock.

Generic Risk Factors

The Company's Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in Western New York and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Strong Competition Within the Company's Market Area May Limit the Company's Growth and Profitability

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

Loss of Key Employees May Disrupt Relationships with Certain Customers

The Company's business is primarily relationship-driven in that many of the key employees of the Bank and TEA have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While management believes that the Company's relationships with its key business producers are good, the Company cannot guarantee that all of its key personnel will remain with the organization. Loss of such key personnel, particularly if they enter into an employment relationship with one of the Company's competitors, could result in the loss of some of the Company's customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

Damage to the Company's Reputation Could Adversely Impact our Business

The Company's business reputation is important to its success. The ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of the Company. Damage to the Company's reputation could cause significant harm to its business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage the Company's reputation among existing and potential customers, investors, employees and advisors. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company's reputation or result in greater regulatory or legislative scrutiny or litigation against the Company. Preserving and enhancing the Company's reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as its ability to identify and mitigate additional risks that arise due to changes in businesses and the marketplaces in which the Company operates, the regulatory environment and client expectations. If any of these developments has a material effect on the Company's reputation, its business could suffer.

Furthermore, shareholders and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters. The Company could also face potential negative ESG-related publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. If the Company, or our relationships with certain customers, vendors or suppliers became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2020, the Bank conducted its business from its administrative office and 20 branch offices. The administrative offices of the Company and the Bank are located at 6460 Main Street in Williamsville, NY. The administrative office facility is 50,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building on Sunset Drive in Hamburg, NY and a building in Derby, NY.

The Bank has 20 branch locations, including 5 branch locations that were added as a result of the FSB acquisition during 2020. The Bank owns the building and land for six locations. Of the remaining branch locations, thirteen are leased by the Bank and one is leased by TEA.

TEA operates from the Bank’s administrative office. TEA has eight retail locations. The Bank owns three of the locations and leases two of the locations, and TEA owns one location and leases two locations.

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

Holders. The approximate number of holders of record of the Company’s common stock as of February 26, 2021 was 1,301.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2015 to December 31, 2020) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2015 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc.,

Total Return Performance
200
150
100
50
Inde
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Evans Bancorp, Inc.	100.00	126.26	171.13	135.44	171.98	123.57
NASDAQ Bank	100.00	137.97	145.50	121.97	151.70	135.57
NYSE American - Composite Index	100.00	110.64	131.17	115.74	131.62	121.74

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2020:
October 1, 2020 - October 31, 2020	816	$24.02	-	-
November 2020:
November 1, 2020 - November 30, 2020	-	$-	-	-
December 2020:
December 1, 2020 - December 31, 2020	-	$-	-	-

Total:	816	$24.02	-	-

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

Item 6.SELECTED FINANCIAL DATA

	As of and for the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$2,044,115	$1,460,230	$1,388,207	$1,295,633	$1,100,709
Interest-earning assets	1,929,674	1,373,488	1,304,256	1,214,806	1,030,113
Investment securities	166,600	130,308	133,789	149,152	97,205
Loans and leases, net	1,673,379	1,211,356	1,141,146	1,051,296	928,596
Deposits	1,771,409	1,267,440	1,215,058	1,051,229	939,974
Borrowings	79,663	23,755	24,472	108,869	49,689
Stockholders' equity	168,905	148,453	131,646	118,342	96,748

Income Statement Data
Net interest income	$59,782	$52,055	$48,107	$42,017	$35,248
Non-interest income	18,237	18,082	15,227	13,003	11,252
Non-interest expense	59,860	47,820	43,293	38,594	35,096
Net income	11,246	17,014	16,356	10,479	8,272

Per Share Data
Earnings per share - basic	$2.15	$3.47	$3.40	$2.21	$1.93
Earnings per share - diluted	2.13	3.42	3.32	2.16	1.90
Cash dividends	1.16	1.04	0.92	0.80	0.76
Book value	31.21	30.12	27.13	24.74	22.50

Performance Ratios
Return on average assets	0.60%	1.17%	1.20%	0.89%	0.80%
Return on average equity	7.06%	12.08%	13.20%	9.11%	8.74%
Net interest margin	3.37%	3.82%	3.77%	3.80%	3.67%
Efficiency ratio	76.72%	68.18%	68.36%	70.15%	75.48%
Efficiency ratio (Non-GAAP) *	68.45%	67.21%	66.87%	68.50%	74.03%
Dividend payout ratio	53.95%	29.97%	27.06%	36.20%	39.38%

Capital Ratios
Tier 1 capital to average assets	8.21%	10.33%	9.73%	10.11%	9.49%
Equity to assets	8.26%	10.17%	9.48%	9.13%	8.79%

Asset Quality Ratios
Total non-performing assets to
total assets	1.38%	0.99%	1.37%	1.06%	1.09%
Total non-performing loans and
leases to total loans and leases	1.66%	1.17%	1.64%	1.29%	1.28%
Net charge-offs (recoveries) to
average loans and leases	0.01%	(0.03)%	0.06%	0.07%	0.02%
Allowance for loan and lease losses
to total loans and leases	1.21%	1.24%	1.28%	1.32%	1.48%

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

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2020 and 2019. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 6: “Selected Financial Data” and Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Management's Discussion and Analysis comparing the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, which is hereby incorporated by reference.

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

Impact of Covid-19

The Company's operations and financial results for the majority of 2020 were substantially influenced by the COVID-19 pandemic. The Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health and safety of both its clients and associates. Banking centers offered drive through services without interruption, while lobbies were fully open or accessible to clients via appointment, conditional to virus trends at any point in time during the year. Sales associates, support teams and management have largely continued working remotely. In addition, the Company has maintained its focus on enhancing remote, mobile and online processes to better support a bank anytime anywhere environment. The most notable financial impact to our results of operations was a higher provision for loan losses primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

To assist clients during the pandemic, the Company implemented distinct COVID-19 relief programs to provide payment deferrals, fee waivers, and suspension of residential property foreclosures, among others. The Company also actively monitored the actions of federal and state governments to proactively assist clients and ensure awareness of each financial assistance program available.

The CARES Act established a loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. As of December 31, 2020, the Company had originated 1,933 PPP loans totaling $203 million, included in commercial and industrial loans. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees collected from the SBA for these loans totaled $7.4 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. As of December 31, 2020, 34 PPP loans had received SBA forgiveness that totaled $16 million.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law, which provides additional funding for the SBA's PPP for small businesses affected by the COVID-19 pandemic. The CAA provides small businesses who received an initial PPP loan and experienced a 25% reduction in gross receipts to request a second PPP loan of up to $2.0 million. In January 2021, the SBA reopened the PPP program to small business and non-profit organizations that did not receive a loan through the initial PPP phase. The Company began accepting applications for the new round of PPP loans in January 2021.

During 2020, federal banking regulators issued guidance providing that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do no need to be identified as a troubled debt restructuring (“TDR”) if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA, to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022. During 2020, the Company had applied this guidance and had modified approximately 381 of commercial loans with principal balances totaling $368 million, and approximately 298 modifications of consumer loans with principal balances totaling $37 million. Modifications may include payment deferrals (including maturity extensions), fee waivers and covenant waivers. At December 31, 2020 the Company had less than 10 loans with principal balances totaling approximately $2.8 million in COVID-19 modification related deferral periods.

The Company expects that the COVID-19 pandemic could continue to have a significant impact on our business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel industry will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. During 2020, the Company identified a well-defined weakness in the hotel industry as a result of the impact of the pandemic and classified the loans to clients within that industry as substandard. As of December 31, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. As a result, total criticized assets increased to $140 million at December 31, 2020 compared with $51 million at the end of 2019.

Summary

Net income in 2020 was $11.2 million, a 34% decrease from 2019 net income of $17.0 million. The primary drivers of the decrease in the Company’s net income during 2020 were a $5.7 million increase in merger-related expenses associated with the acquisition of FSB and a $5.3 million increase in provision for loan loss primarily related to the impact of the COVID-19 pandemic. Net interest income was $59.8 million in 2020, a 15% increase from 2019, reflecting an increase in average loans in 2020 of 28% compared with 2019, while net interest margin was 3.37% and 3.82% in 2020 and 2019, respectively. The FSB acquisition added $271 million of loans to the Company’s loan portfolio.

Provision for loan losses was $5.4 million and $0.1 million in 2020 and 2019, respectively. The increase in provision for loan losses during 2020 compared with the prior year primarily reflects an increase in criticized loans and economic factors relating to the COVID-19 pandemic.  Non-performing loans as a percentage of total loans increased from 1.17% at December 31, 2019 to 1.66% at December 31, 2020.

Non-interest income was $18.2 million and $18.1 million in 2020 and 2019, respectively. During 2020 the Company recognized gains relating to the sale of investment securities and the sale of the previous administrative headquarters of $0.7 million each. The largest component of the Company’s non-interest income, insurance service and fees, was $10.6 million in 2020, relatively flat from 2019. Deposit service charges were $2.2 million in 2020, a decrease of $0.3 million from 2019. Non-interest income during 2020 includes a $0.6 million loss on an investment in a historic rehabilitation tax credit. There were no significant historic tax credit transactions during 2019.

Non-interest expense was $59.9 million, an increase of $12.0 million from 2019. Merger-related costs of $6.0 million and $0.2 million were incurred during 2020 and 2019, respectively, in connection with the acquisition of FSB. Salaries and benefits expense, the largest component of non-interest expenses, increased $3.4 million compared to 2019 due to the addition of FSB employees and merit increases. As a result of the FSB acquisition and COVID-19 impact, online banking activity, software costs, and volume related ATM card costs were up $1.1 million in 2020 when compared with 2019.

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

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for 77% of total revenue in 2020. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Company has focused its efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; (4) retail customers; and (5) municipal customers. The overarching goal is to cross-sell between our insurance, financial services and banking lines of business to deepen our relationships with all of our customers. These efforts contributed to the strong response by the Company to the many challenges related to the pandemic in 2020.

The Company strives to provide a personal touch to customer service and is committed to maintaining a local, community-based philosophy. The Bank has emphasized hiring local branch and lending personnel with strong ties to the specific local communities it serves.

The Bank serves its market through 20 banking offices in the Western and Finger Lakes regions of New York State. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the FDIC. The Bank is regulated by the OCC.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, business combinations and valuation of goodwill to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred losses in the Bank’s loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s consolidated balance sheets.

Management’s methodology and policy in determining the allowance for loan losses can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The activity in the allowance for loan losses is depicted in supporting tables in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Business Combinations

Mergers and acquisitions are accounted for in accordance with ASC 805 “Business Combinations” using the acquisition method of accounting. Assets and liabilities acquired and assumed are generally recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill.

Determining the fair value of assets and liabilities acquired often involves estimates based on internal estimate or third-party valuations using a discounted cash flow analysis or other valuation technique that may include the use of estimates. In addition, the determination of the useful lives over which intangible assets will be amortized is subjective in nature.

Changes to estimates and judgments used in business combinations could result in a significant difference in the fair value of assets and liabilities acquired which would impact total goodwill recorded. A change in the useful life of intangible assets could impact amortization amounts which could have an impact on our earnings.

Goodwill

The amount of goodwill reflected in the Company’s Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis. The test for impairment of goodwill in an identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model. The Company had $12.7 million in goodwill at December 31, 2020, including $10.9 million in the insurance agency activities segment and $1.8 million in the banking activities segment. The banking reporting unit goodwill resulted from acquisition of FSB. All of the insurance agency goodwill stems from the acquisition of various insurance agencies. There have been no purchases of diverse companies in which goodwill was subjectively allocated to different reporting units.

The valuation methodology used for the goodwill in the banking reporting unit is a five year discounted cash flow analysis. The Company used two valuation methodologies to calculate the fair value of the insurance agency reporting unit. The first methodology is a five year discounted cash flow analysis. The second was to measure fair value using an EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization) multiple. This analysis indicated that no impairment existed as of the issue date. These valuation methodologies utilize key assumptions that include forecasts of revenues and expenses derived from Company projections for a period of five years, changes in working capital estimates, company specific discount rate derived from a rate build up approach, externally sourced bank peer group market multiples and externally sourced bank peer group change in control premium, all of which are highly subjective and require significant management judgment. Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment.

Additionally, in response to the COVID-19 pandemic and the related deterioration in general economic conditions, the Company performed interim qualitative impairment tests during 2020. Likewise, the results of these interim qualitative tests did not indicate that the company's goodwill was impaired.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

Net Income

Net income of $11.2 million in 2020 consisted of $10.0 million related to the Company’s banking activities and $1.2 million related to the Company’s insurance agency activities. The total net income of $11.2 million was a 34% decrease from $17.0 million in 2019. Earnings per diluted share for 2020 of $2.13 were 38% lower than the earnings per diluted share of $3.42 for 2019.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2020, 2019, and 2018. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Available-for-sale securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2020			2019			2018
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,526,631	$64,753	4.24%	$1,188,436	$60,193	5.06%	$1,105,426	$53,282	4.82%
Taxable securities	152,456	3,587	2.35%	130,535	3,537	2.71%	121,670	3,253	2.67%
Tax-exempt securities	10,411	246	2.36%	12,157	313	2.57%	27,784	650	2.34%
Interest bearing deposits at banks	82,697	247	0.30%	32,166	697	2.17%	20,062	427	2.13%

Total interest-earning assets	1,772,195	$68,833	3.88%	1,363,294	$64,740	4.75%	1,274,942	$57,612	4.52%

Non interest-earning assets:
Cash and due from banks	14,671			13,988			13,932
Premises and equipment, net	16,531			11,960			10,483
Other assets	76,911			61,823			58,891

Total Assets	$1,880,308			$1,451,065			$1,358,248

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$197,113	$488	0.25%	$126,628	$540	0.43%	$115,193	$317	0.28%
Regular savings	736,558	3,120	0.42%	595,605	5,248	0.88%	572,921	3,707	0.65%
Time deposits	312,620	4,113	1.32%	286,181	6,151	2.15%	246,588	4,392	1.78%
Other borrowed funds	35,749	304	0.85%	10,000	173	1.73%	30,981	543	1.75%
Subordinated debt	20,836	1,019	4.89%	11,327	565	4.99%	11,330	535	4.72%
Securities sold U/A to repurchase	4,022	7	0.17%	4,279	8	0.19%	6,166	11	0.18%

Total interest-bearing liabilities	1,306,898	$9,051	0.69%	1,034,020	$12,685	1.23%	983,179	$9,505	0.97%

Noninterest-bearing liabilities:
Demand deposits	388,269			255,125			235,998
Other	25,811			21,119			15,143
Total liabilities	$1,720,978			$1,310,264			$1,234,320

Stockholders' equity	159,330			140,801			123,928

Total Liabilities and Equity	$1,880,308			$1,451,065			$1,358,248

Net interest earnings		$59,782			$52,055			$48,107
Net interest margin			3.37%			3.82%			3.77%
Interest rate spread			3.19%			3.52%			3.55%

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

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$15,357	$(10,797)	$4,560	$4,122	$2,789	$6,911
Taxable securities	550	(500)	50	239	45	284
Tax-exempt securities	(42)	(25)	(67)	(396)	59	(337)
Interest-bearing deposits at banks	485	(935)	(450)	262	8	270
Total interest-earning assets	$16,350	$(12,257)	$4,093	$4,227	$2,901	$7,128

Interest paid on:
NOW accounts	$229	$(281)	$(52)	$34	$189	$223
Savings deposits	1,039	(3,167)	(2,128)	152	1,388	1,540
Time deposits	525	(2,563)	(2,038)	770	989	1,759
Other	807	(223)	584	(607)	265	(342)
Total interest-bearing liabilities	$2,600	$(6,234)	$(3,634)	$349	$2,831	$3,180

Net interest income increased by $7.7 million, or 15%, to $59.8 million in 2020 from $52.1 million in 2019. This increase primarily resulted from increased loan volume and lower savings and time deposit rates, partially offset by lower loan yields and an increase in savings balances. Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $13.7 million in 2020, while the rates earned and paid on those respective assets and liabilities had a negative impact of $6.0 million.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $195 million, or 20%, from a $970 million average balance in 2019 to a $1.17 billion average balance in 2020. This increase was primarily the result of the origination of PPP loans, which averaged $137 million in 2020. Average consumer loans, including residential mortgages and home equity lines of credit, increased 63% from $232 million in 2019 to $375 million in 2020. The Company acquired approximately $271 million in total loans from FSB, largely consisting of residential real estate loans, during the second quarter of 2020.

On the funding side, total average deposits increased $371 million, or 29%, year over year to $1.6 billion in 2020. The increase from the prior year reflects the acquisition of $239 million of deposits from FSB during the second quarter of 2020, an accumulation of liquidity by commercial customers in response to the pandemic, including deposits related to PPP loans, and increases in consumer deposits from government stimulus payments and lower consumer spending.

The Company’s net interest margin decreased from 3.82% in 2019 to 3.37% in 2020 while the net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.52% in 2019 to 3.19% in 2020. The yield on interest-earning assets decreased 87 basis points to 3.88% during 2020. The changes largely reflect the Federal Reserve’s decrease of the fed funds rate by 150 basis points during 2020, and changes in the mix of interest-earning assets, including increased interest earning cash balances, PPP loans and residential mortgages from FSB. PPP loans carry a fixed rate of 1.00%. Most of the Bank’s variable rate loan portfolio is tied to the Bank’s prime rate, which decreases correspondingly with decreases in the targeted overnight federal funds rate. Cost of interest-bearing liabilities decreased 54 basis points to 0.69% during 2020. The decrease in the cost of interest-bearing liabilities is the result of lower rates as the Company continues to align rates on deposits. The rate paid on average time deposits decreased from 2.15% in 2019 to 1.32% in 2020.  Average time deposits were 24% of total interest-bearing liabilities in 2020, compared with 28% in the prior year period.

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

Provision for Loan Losses

The Company’s provision for loan losses of $5.4 million in 2020 increased significantly from $0.1 million in 2019 due to the impacts on the economy from the COVID-19 pandemic. A decrease in asset quality resulted from the elevated risk associated with the hotel portfolio, which increased the Company’s criticized loans. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as criticized. At December 31, 2020, criticized assets totaled $140 million, with the hotel portfolio comprising 58% of that amount. The ratio of non-performing loans to total loans was 1.66% at December 31, 2020 compared with 1.17% at the end of 2019. The Company records a specific reserve on impaired loans and a higher reserve percentage on criticized loan balances, or those loans risk-rated special mention or worse, which are collectively evaluated for impairment. At December 31, 2020, criticized loans that were collectively evaluated for impairment totaled $116 million, compared with $37 million at December 31, 2019. Overall, total loans collectively evaluated for impairment increased $463 million to $1.7 billion at the end of 2020 from $1.2 billion as of December 31, 2019, primarily as a result of $211 million of FSB loans which were recorded at fair value at acquisition and have no allowance for loan loss allocation at December 31, 2020, and $183 million of SBA guaranteed PPP loans that also have no allowance for loan loss allocation at December 31, 2020. The significant increase in provision for loan losses during 2020 included changes in qualitative factors in response to economic trends and conditions impacted by the economic shutdown precipitated by the COVID-19 pandemic.

A description of how the allowance for loan losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans

The following table summarizes the Bank’s non-accrual and accruing loans 90 days or more past due as of the dates listed below. See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due and restructured loans.

	At December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Non-accruing loans and leases:
Mortgage loans on real estate:
Residential mortgages	$2,689	$1,438	$1,463	$1,226	$862
Commercial and multi-family	14,660	5,659	5,945	8,938	1,874
Construction-residential	-	-	-	-	-
Construction-commercial	2,851	1,575	8,636	-	4,178
Home equities	1,196	890	1,253	1,119	1,261
Total mortgage loans on
real estate	21,396	9,562	17,297	11,283	8,175

Commercial and industrial loans	6,485	4,834	1,694	1,749	3,106
Consumer and other loans	3	-	-	9	17

Total non-accruing loans
and leases	$27,884	$14,396	$18,991	$13,041	$11,298

Accruing loans 90+ days past due	234	-	-	674	722
Total non-performing loans
and leases	$28,118	$14,396	$18,991	$13,715	$12,020

Total non-performing loans and
leases to total assets	1.38%	0.99%	1.37%	1.06%	1.09%
Total non-performing loans and
leases to total loans and leases	1.66%	1.17%	1.64%	1.29%	1.28%

Non-performing loans increased $13.7 million from $14.4 million at December 31, 2019 to $28.1 million at December 31, 2020. The increase in 2020 was primarily driven by loans previously in accruing status that moved to non-accrual status during 2020. During 2019 the Company benefited from the restructuring and payoff of one large commercial loan relationship of $8.6 million that was in nonaccrual status. Non-performing loans included $27.9 million of non-accruing loans at December 31, 2020 compared with $14.4 million at December 31, 2019. There were $0.2 million of accruing loans categorized as 90 days past due at December 31, 2020. There were no accruing loans categorized as 90 days past due at December 31, 2019.

The Company had $7.3 million in loans that were restructured and deemed to be TDRs at December 31, 2020 with $5.3 million of those balances in non-accrual status, compared with $8.3 million and $4.0 million, respectively, at December 31, 2019. Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. All of the restructurings were completed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2020 and 2019. The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. This reserve methodology is used because all TDR loans are considered impaired. In accordance with the CARES Act and federal banking regulators issued guidance, modifications made to a borrower affected by the COVID-19 pandemic do not result in a TDR classification if the loan was current were current as of December 31, 2019.

The following table presents the Company’s TDR loans as of December 31, 2020 and 2019:

	December 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,722	$1,722	$-	$370
Residential real estate:
Residential	1,632	587	1,045	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,408	2,915	493	-
Construction	-	-	-	-
Home equities	552	124	428	-
Consumer and other loans	-	-	-	-
				.
Total TDR loans	$7,314	$5,348	$1,966	$370

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other	21	-	21	21
Total TDR loans	$8,258	$4,027	$4,231	$47

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allowance for loan and lease losses and changes in the allowance for loan losses by categories:

	2020	2019	2018	2017	2016
	(in thousands)
BALANCE AT THE BEGINNING
OF THE YEAR	$15,175	$14,784	$14,019	$13,916	$12,883
CHARGE-OFFS:
Residential mortgages	(29)	(13)	(86)	-	-
Commercial and multi-family	(5)	(33)	(262)	(127)	-
Home equities	(4)	(22)	(27)	(1)	-
Commercial and industrial loans	(236)	(301)	(203)	(791)	(360)
Consumer and other loans	(74)	(156)	(113)	(66)	(47)
TOTAL CHARGE-OFFS	(348)	(525)	(691)	(985)	(407)

RECOVERIES:
Residential mortgages	-	-	-	-	2
Commercial and multi-family	11	2	-	-	59
Home equities	-	-	1	3	3
Commercial and industrial loans	199	797	41	323	151
Consumer and other loans	27	42	12	24	16
TOTAL RECOVERIES	237	841	54	350	231

NET CHARGE-OFFS	(111)	316	(637)	(635)	(176)
PROVISION FOR LOAN
AND LEASE LOSSES	5,351	75	1,402	738	1,209
BALANCE AT THE END OF YEAR	$20,415	$15,175	$14,784	$14,019	$13,916

RATIO OF NET CHARGE-OFFS
(RECOVERIES) TO AVERAGE
NET LOANS AND LEASES
OUTSTANDING	0.01%	(0.03)%	0.06%	0.07%	0.02%

RATIO OF ALLOWANCE FOR
LOAN AND LEASE LOSSES TO
TOTAL LOANS AND LEASES	1.21%	1.24%	1.28%	1.32%	1.48%

During 2020, the Company had net loan charge-offs of $0.1 million, compared to net loan recoveries of $0.3 million in 2019. The ratio of net loan charge-offs to average net loans outstanding was 0.01% in 2020 compared with a net loan recoveries ratio of 0.03% in 2019. There were no significant charge-offs or recoveries in 2020. During 2019 a $0.7 million recovery was recognized when a previously charged-off commercial loan paid off.

An allocation of the allowance for loan losses by portfolio type over the past five years follows:

	Balance at 12/31/2020:	Percent of loans to total loans:	Balance at 12/31/2019:	Percent of loans to total loans:	Balance at 12/31/2018:	Percent of loans to total loans:	Balance at 12/31/2017:	Percent of loans to total loans:	Balance at 12/31/2016:	Percent of loans to total loans:
	(in thousands)
Residential
mortgages*	$1,658	22%	$1,071	13%	$1,121	14%	$950	12%	$769	13%
Commercial
mortgages*	13,249	48%	9,005	61%	8,844	60%	7,409	59%	7,890	59%

Home equities	581	5%	397	6%	345	6%	347	7%	348	7%
Commercial
loans	4,882	25%	4,547	20%	4,368	20%	5,204	22%	4,813	21%
Consumer
loans**	45	-%	155	-%	106	-%	109	-%	96	-%

Unallocated	-	-%	-	-%	-	-%	-	-%	-	-%
	$20,415	100%	$15,175	100%	$14,784	100%	$14,019	100%	$13,916	100%

* includes construction loans

** includes other loans

Commercial mortgages comprised 65% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 48%, of the total loan portfolio as of December 31, 2020, as compared with 59% of the allowance and 61% of the total loan portfolio at December 31, 2019. The change in the commercial mortgage percentage of the allowance as it compares to the percentage of total loans primarily reflects the impact of the COVID-19 pandemic on the Company’s hotel loan portfolio.

C&I loans comprised 24% of the allowance for loan losses and 25% of the loan portfolio as of December 31, 2020, as compared with 30% of the allowance and 20% of the total loan portfolio at December 31, 2019. The change in the C&I loan percentage of the allowance as it compares to the percentage of total loans primarily reflects the originations of government guaranteed PPP loans during 2020.

Residential mortgages comprised 8% of the allowance for loan losses and 22% of the loan portfolio as of December 31, 2020, as compared with 7% of the allowance and 13% of the total loan portfolio at December 31, 2019. The change in the residential mortgage percentage of the allowance as it compares to the percentage of total loans primarily reflects the acquisition of FSB loans which were recorded at fair value with no related allowance for loan loss at inception. Subsequently, the acquired portfolio is evaluated for potential allowances.

Overall, the ratio of the allowance for loan losses to total loans decreased from 1.24% at December 31, 2019 to 1.21% on December 31, 2020. The decrease reflects the impact of the additions FSB loans and PPP loans, as well as a sustained level of low charge-offs, partially offset by the impact of the COVID-19 pandemic during 2020. The non-performing loans to total loans ratio increased from 1.17% at the end of 2019, to 1.66% at the conclusion of 2020.

The Company evaluates the loan portfolio to ensure that specific credits are appropriately graded and reserved. At least annually, borrowers’ financial information is reviewed by the individual relationship managers. Independent of the individual relationship managers, the loan review department monitors the management of the Company’s commercial loan portfolio. The Company’s loan review function reviews at least 35% of the commercial loan portfolio annually. The Company believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased by $0.1 million from $18.1 million in 2019 to $18.2 million in 2020. The Company recorded a net loss of $0.6 million as a result of the recognition of a historic tax credit transaction in non-interest income during 2020. Additionally, deposit service charges were down $0.3 million to $2.2 million at December 31, 2020 due to certain fees that had been temporarily suspended during the second quarter of 2020 to assist customers affected by COVID-19. These decreases were offset by a $0.7 million gain on sale of investment securities and a $0.7 million gain on sale of the Company’s previous administrative headquarters in 2020. Insurance services fees of $10.6 million remained relatively flat compared to 2019. Insurance revenue remains the largest component of non-interest income at 58% of total non-interest income. TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.

The Company is actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits. When a project is completed, the Company recognizes tax benefits with a related reduction in the investment. The impact on non-interest income from historic tax credit investments was a $0.6 million loss in 2020. There were no significant historic tax credit transactions in 2019. The 2020 loss on historic tax credit investments was more than offset by corresponding income tax benefit.

Non-Interest Expense

Total non-interest expense increased $12.1 million, or 25%, from $47.8 million in 2019 to $59.9 million in 2020. The largest increases in non-interest expense in 2020 when compared with 2019 were merger-related expenses in connection with the acquisition of FSB of $5.7 million, salaries and employee benefits, which increased $3.4 million, or 11%, due to the addition of new employees from FSB and merit increases, technology and communication expenses, which increased $1.1 million, or 27%, FDIC insurance expense, which increased $0.7 million as a result of growth in assets and the reduction of prior year expenses due to the application of the FDIC’s small bank assessment credit in 2019, and occupancy expense, which increased $0.9 million also reflecting the addition of FSB.

Technology and communications expenses increased due to higher software costs, volume related ATM card costs and online banking activity, primarily as a result of the FSB acquisition and COVID-19 impact.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company's GAAP efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income, was 76.7% in 2020 compared with 68.2% in 2019. The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 68.5% in 2020 compared with 67.2% in 2019.

Taxes

Income tax expense for the year was $1.6 million, representing an effective tax rate of 12.2% compared with an effective tax rate of 23.5% in 2019. Income tax expense in 2020 included a tax benefit relating to historic tax credit transactions. Excluding the impact of the historic tax credit transaction, the effective tax rate was 23.9% in 2020. For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2020 and 2019, see Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

The Company had total assets of $2.0 billion at December 31, 2020, an increase of $584 million, or 40%, from $1.5 billion at December 31, 2019. Net loans of $1.7 billion at the most recent year end were $462 million, or 38%, higher than at December 31, 2019. Total investment securities increased $36 million, or 28%, from $130 million at December 31, 2019 to $167 million at December 31, 2020, and deposits increased by $504 million, or 40%, to $1.8 billion as of the end of 2020. Stockholders’ equity was $169 million at the conclusion of 2020, a $20 million, or 14% increase from $148 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at December 31, 2020 or December 31, 2019. Bonds rated below A are reviewed periodically to ensure their continued creditworthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are reported at amortized cost and consist of municipal investments that the Bank has made in its local market area. At December 31, 2020, $4.2 million in securities were designated as held to maturity. Debt and mortgage backed securities designated as available for sale are reported at fair market value.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2020 or 2019.

The available for sale portfolio totaled $162 million or approximately 97% of the Company’s securities portfolio at December 31, 2020. Net unrealized gains and losses on available for sale securities resulted in an unrealized gain of $3.2 million at December 31, 2020, as compared with $0.7 million at December 31, 2019. The change in the net unrealized position of the portfolio in 2020 was due to the decrease in market interest rates during the year. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. For the year ended December 31, 2020, the impact of net unrealized gains, net of taxes, on stockholders’ equity was $1.9 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2020. Management assessed those securities available for sale in an unrealized loss position at December 31, 2020 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Securities and interest-bearing deposits at banks made up 14% of the Company’s total average interest-earning assets in 2020 compared with 13% in 2019. The Company’s securities portfolio outstanding balances increased from $130 million at December 31, 2019 to $167 million at December 31, 2020 and the Company’s interest-bearing deposits at banks increased from $28 million to $84 million over the same time period. The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks. The increase in interest-bearing deposits reflective of excess liquidity due to growth in funding from customer deposits. At December 31, 2020, the Company’s concentration in U.S. government-sponsored agency bonds was 41% of the total securities balance versus 22% at December 31, 2019. Government-sponsored mortgage-backed securities comprised 52% of the portfolio at December 31, 2020, compared with 74% of the portfolio at December 31, 2019, and tax-advantaged municipal bonds made up 7% of the portfolio at December 31, 2020 versus 4% of the portfolio at December 31, 2019. The increase in securities was a result of the FSB acquisition in which $21 million of securities from FSB was added to the portfolio.

Income from securities held in the Bank’s investment portfolio represented 6% of total interest income of the Company in 2020 and 2019 and 7% in 2018. Taxable securities yields declined to 2.35% in 2020 from 2.71% in 2019, and 2.67% in 2018, while tax-exempt yields were 2.36% in 2020, 2.57% in 2019 from 2.34% in 2018. Returns weakened in 2020 as market interest rates declined. The tax-exempt portfolio has significantly declined since 2017 as the decrease in the Company’s federal tax rate has reduced the effectiveness of municipal bonds.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. The Bank held $3.5 million and $1.6 million in FHLB stock as of December 31, 2020 and 2019, respectively, and $2.3 million and $2.0 million in FRB stock at December 31, 2020 and 2019, respectively.

Available for sale securities with a total fair value of $135 million at December 31, 2020 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table summarizes the Bank’s securities with those designated as debt and mortgage backed securities at fair value and securities designated as equity and held to maturity at amortized cost as of December 31, 2020 and 2019:

	At December 31,
	2020	2019
	(in thousands)
Available for Sale:
Debt securities
U.S. government agencies	$68,098	$28,155
States and local subdivisions	7,524	3,351
Total debt securities	$75,622	$31,506

Mortgage-backed securities
FNMA	$24,869	$34,672
FHLMC	3,849	15,514
GNMA	2,063	3,413
SBA	21,830	13,772
CMO's	34,163	29,045
Total mortgage-backed securities	$86,774	$96,416

Total available for sale securities	$162,396	$127,922

Held to Maturity:
Debt securities
States and local subdivisions	$4,204	$2,386

Total held to maturity securities	$4,204	$2,386

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2020. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. Government agencies	$1,006	0.23%	$4,049	3.44%	$25,761	3.68%	$37,282	1.75%
States and political
subdivisions	781	0.84%	4,461	1.79%	2,282	2.88%	-	-%
Total debt securities	$1,787	0.49%	$8,510	1.94%	$28,043	1.89%	$37,282	1.75%

Mortgage-backed securities
FNMA	$-	-%	$10,047	2.59%	$2,605	2.67%	$12,216	2.58%
FHLMC	-	-%	4	5.87%	393	1.85%	3,451	2.59%
GNMA	-	-%	237	3.74%	-	-%	1,826	3.31%
SBA	-	-%	-	-%	-	-%	21,830	2.44%
CMO	-	-%	-	-%	2,559	3.19%	31,604	2.24%
Total mortgage-backed
securities	$-	-%	$10,288	2.62%	$5,557	2.85%	$70,927	2.40%

Total available for sale	$1,787	0.49%	$18,798	2.31%	$33,600	2.05%	$108,209	3.19%

Held to Maturity:
Debt Securities
States and political
subdivisions	$3,223	1.68%	$493	3.00%	$45	1.90%	$443	2.97%
Total held to maturity	$3,223	1.68%	$493	3.00%	$45	1.90%	$443	2.97%

Total securities	$5,010	1.52%	$19,291	2.33%	$33,645	2.05%	$108,652	2.18%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. Interest income on loans represented 94% of the total interest income of the Company in 2020, 93% in 2019 and 92% in 2018. The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.7 billion and $1.2 billion at December 31, 2020 and December 31, 2019, respectively. The net loan portfolio represented 86% and 87% of the Company’s average interest-earning assets during 2020 and 2019, respectively.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$365,351	$158,572	$158,404	$131,208	$118,542
Commercial and multi-family	706,276	645,036	592,507	519,902	462,385
Construction-Residential	7,509	1,067	113	2,134	2,540
Construction-Commercial	106,559	97,848	105,196	107,274	93,240
Home equities	82,602	69,351	70,546	69,745	66,234
Total real estate loans	1,268,297	971,874	926,766	830,263	742,941

Commercial and industrial loans	430,350	251,197	226,057	232,211	197,371
Consumer and other loans	151	1,926	1,520	1,654	1,417
Net deferred loan origination fees and costs	(5,004)	1,534	1,587	1,187	783
Total gross loans and leases	1,693,794	1,226,531	1,155,930	1,065,315	942,512

Allowance for loan and
lease losses	(20,415)	(15,175)	(14,784)	(14,019)	(13,916)

Loans and leases, net	$1,673,379	$1,211,356	$1,141,146	$1,051,296	$928,596

Real Estate Loans

Approximately 75% of the Bank’s total loan portfolio at December 31, 2020 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $1.27 billion at December 31, 2020, compared with $972 million at December 31, 2019. The real estate loan portfolio increased by 31% in 2020 over 2019, primarily as a result of the acquired FSB loan portfolio.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Fixed rate residential mortgage loans outstanding totaled $348 million at December 31, 2020 compared with $156 million at December 31, 2019, which was 21% and 13% of total loans outstanding, respectively. This balance did not include any construction residential mortgage loans, which are discussed below. Residential mortgage originations in 2020 were $107 million compared with $28 million in 2019. The increase was primarily the result of customers refinancing as they were able to benefit from lower interest rates.

In connection with the FSB acquisition, the Company acquired a loan servicing portfolio of $107 million in principal balances in which residential real estate loans were sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the years 2020 and 2019. At December 31, 2020, the Company had approximately $95 million in unpaid principal balances of loans that it services for FHLMC. The Company did not service FHLMC loans at December 31, 2019.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. In 2020, the Bank sold $15 million in mortgages to FNMA under this arrangement, compared with $13 million in mortgages sold in 2019.

At December 31, 2020, the Bank had retained the servicing rights on $77 million in mortgages sold to FNMA, compared with a $76 million servicing portfolio of loans sold to FNMA at December 31, 2019. The Company recorded a net servicing asset for such loans of $0.9 million at December 31, 2020 and $0.6 million at December 31, 2019.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. The Bank’s outstanding adjustable rate residential mortgage loans were $16 million at December 31, 2020 compared with $2 million at December 31, 2019. At each respective time period adjustable rate residential mortgage loans represented less than 1% of total loans outstanding. With rates on fixed rate mortgage products at still near historic lows, there has been little demand for variable-rate products which has resulted in minimal growth in variable rate mortgage loan balances.

Overall, residential real estate loans increased from $159 million at December 31, 2019 to $365 million at December 31, 2020.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors. The Bank’s outstanding commercial mortgage loans were $706 million at December 31, 2020, which was 42% of total loans outstanding, and 9% higher than the $645 million balance at December 31, 2019. The balance at December 31, 2020 included $634 million in fixed rate and $72 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio. At December 31, 2020, the real estate loan portfolio included $83 million of home equity loans, which represented 5% of total loans outstanding, compared with $69 million and 6% at December 31, 2019, respectively. Excluding home equity loans acquired from FSB, home equity loans were $66 million. The total home equity portfolio included $74 million in variable rate loans and $9 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2020, adjustable rate construction loans outstanding totaled $73 million, or 4% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $41 million, or 2% of total loans outstanding. At December 31, 2019, adjustable rate construction loans outstanding totaled $85 million, or 7% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $14 million, or 1% of total loans outstanding.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s C&I loan portfolio totaled $430 million at December 31, 2020, compared with $251 million at December 31, 2019, a 71% increase. The growth primarily is attributable to PPP lending which added almost 1,000 new commercial customers. At December 31, 2020 there was $187 million in PPP loans outstanding. Excluding PPP loans, loan growth was muted due to economic factors, including the contraction in economic activity resulting from the pandemic and the reduced demand resulting from the availability of PPP loans. C&I loans represented 25% of the Bank’s total loans at the end of 2020 and 20% at the end of 2019.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2020, 28% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $0.2 at December 31, 2020 compared with $2 million at December 31, 2019, representing less than 1% of the Bank’s total loans outstanding at those dates. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. This segment of the portfolio is done on an accommodation basis for customers. The Company does not actively try to grow the portfolio in a significant way. Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of commercial and industrial loans and commercial real estate construction loans outstanding as of December 31, 2020 and the classification of those loans due after one year according to sensitivity to changes in interest rates.

	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial and industrial	$84,781	$277,201	$68,368	$430,350
Commercial real estate construction	36,885	15,682	53,992	106,559
	$121,666	$292,883	$122,360	$536,909

Loans maturing after one year with:
Fixed Rates		$256,933	$86,812
Variable Rates		35,950	35,548
		$292,883	$122,360

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

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC. The following table details the Bank’s deposits as of the dates indicated:

	December 31,
	2020	2019	2018
	(in thousands)

Demand deposits	$436,157	$263,717	$231,902
NOW accounts	230,751	140,654	110,450
Regular savings	825,947	587,142	571,479
Time deposits, $250,000 and over	43,595	58,002	59,525
Other time deposits	234,959	217,925	241,702
Total	$1,771,409	$1,267,440	$1,215,058

The following schedule sets forth the maturities of the Bank’s time deposits as of December 31, 2020:

	Time Deposit Maturity Schedule
	0-3 Mos.	3-6 Mos.	6-12 Mos.	Over 12 Mos.	Total
	(in thousands)

Time deposits - $100,000 and over	$57,945	$34,544	$22,974	$18,271	$133,734
Other time deposits	53,262	33,013	26,520	32,025	144,820
Total time deposits	$111,207	$67,557	$49,494	$50,296	$278,554

Total deposits at December 31, 2020 increased $504 million or 40% from the end of 2019. The increase from the prior year reflects $239 million of deposits acquired from FSB and an accumulation of liquidity by commercial customers in response to the pandemic, including deposits related to PPP loans, and increases in consumer deposits from government stimulus payments and lower consumer spending.

Excluding acquired deposits from FSB, total deposits increased $296 million, or 21% from prior year. Included in the increase were non-interest bearing demand deposits and NOW deposits of $212 million and total savings of $167 million, reflecting deposits related to PPP loans and lower consumer spending. Partially offsetting the increase, total time deposits decreased $82 million from prior year. Economic factors, such as lower interest rates played a role in the changes in deposit mix from prior year.

As of December 31, 2020, savings deposits increased $239 million, or 41%, over the previous year end. The growth in savings deposits was attributable to a $153 million increase in consumer savings, $56 million in commercial savings deposits, and $30 million in municipal savings deposits.

Time deposits were $279 million as of December 31, 2020, a $3 million or 1% increase from December 31, 2019. The Company took a less aggressive stance during 2020 in rates for time deposits as liquidity was higher due to commercial customers response to the pandemic. Consumer time deposits increased $13 million or 5% from previous year end. Brokered time deposits, included in other time deposits in the tables above, provide an additional funding source for loan growth. Brokered time deposits decreased $10 million from December 31, 2019 to December 31, 2020.

The following table shows daily average deposits and average rates paid on significant deposit categories by the Bank:

	2020		2019		2018
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(in thousands)

Demand deposits	$388,269	-%	$255,125	-%	$235,998	-%
NOW accounts	197,113	0.25%	126,628	0.43%	115,193	0.28%
Regular savings	736,558	0.42%	595,605	0.88%	572,921	0.65%
Time deposits	312,620	1.32%	286,181	2.15%	246,588	1.78%
Total	$1,634,560	0.47%	$1,263,539	0.94%	$1,170,700	0.72%

Federal Funds Purchased and Other Borrowed Funds

Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB. The Bank had no outstanding balance on its overnight line of credit with the FHLB as of December 31, 2020 and 2019. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. At December 31, 2020, the Bank had $44 million in FHLB borrowings compared with $10 million at December 31, 2019. The FHLB borrowings as of December 31, 2020 have various maturity dates through 2024 and a weighted average rate of 2.47%. In connection with Small Business Administrative Paycheck Protection Program, the FRB deployed the Paycheck Protection Program Liquidity Facility (“PPPLF”) to supply liquidity to participating financial institutions through term financing backed by PPP loans. At December 31, 2020, the Company had $0.7 million in PPPLF funds.

Subordinated Debt

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

On July 9, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors. The Company issued and sold $20 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2030.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $4.1 million at December 31, 2020 compared with $2.4 million at December 31, 2019. Balances can vary day to day based on customer needs.

Pension

The Bank maintains a qualified defined benefit pension plan (the “Pension Plan”), which covered substantially all employees of the Bank at the time the Pension Plan was frozen on January 31, 2008. All benefits eligible participants accrued in the Pension Plan through the freeze date have been retained. Employees have not accrued additional benefits in the Pension Plan from that date. Employees will be eligible to receive these benefits at normal retirement age. Additionally, the Company has entered into individual retirement agreements with certain of its executive officers providing for unfunded supplemental pension benefits under the Company’s Supplemental Executive Retirement Plan and Senior Executive Supplemental Executive Retirement Plan (collectively, the “SERP plans”). Information about the Company’s Pension Plan and SERP plans, including contributions, pension expense and actuarial assumptions, including return on plan assets and the discount rate utilized to determine future pension obligations, can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company decided to fully fund the Pension Plan in 2017. As a result, the primary objective of the investment philosophy for the management of the Pension Plan assets shifted from long term capital appreciation to capital preservation. The Company believes that because the Pension Plan is frozen, managing the assets of the Pension Plan with a lower risk investment strategy is the optimal course of action. At December 31, 2020, the projected benefit obligation of the Pension Plan exceeded the value of the plan assets by $0.3 million.

The Company tested the sensitivity of the pension expense to changes in three key assumptions: return on plan assets, the discount rate, and salary rate increases. A 0.25% decrease in the rate of return on plan assets would have resulted in a decrease in pension benefit of 52% or $12 thousand. A 0.25% decrease in the discount rate would have resulted in a decrease in pension benefit of 8% or $2 thousand. Since the Pension Plan has been frozen, pension expense is not sensitive to compensation scale increases or decreases. The SERP has no plan assets; therefore there is no rate of return on plan assets. A 0.25% decrease in the discount rate would have resulted in an increase in SERP expense of 2% or $15 thousand. A 0.25% increase in the rate of annual salary increases would have resulted in an increase in SERP expense of less than 1% or $1 thousand.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $302 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network, or accessing PPPLF.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2020, approximately 3% of the Company’s debt securities had maturity dates of one year or less, and approximately 8% had maturity dates of five years or less. In addition, the Company receives regular cash flows on its mortgage-backed securities.

The Company, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  The Company stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2020, in the stress test, the Bank had net short-term liquidity available of $410 million as compared with $209 million at December 31, 2019.  Available assets of $252 million divided by public and purchased funds of $358 million resulted in a long-term liquidity ratio of 70% at December 31, 2020, compared with 59% at December 31, 2019.

The Company does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, an economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLBNY as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLBNY has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.  The 11 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

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

At December 31, 2020, the Company had commitments to extend credit of $359 million, compared with $332 million at December 31, 2019. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 19 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $169 million at December 31, 2020, an increase from $148 million at December 31, 2019. Equity as a percentage of assets was 8.3% at December 31, 2020, compared with 10.2% at December 31, 2019. Book value per share of common stock increased to $31.21 at December 31, 2020 from $30.12 at December 31, 2019. The increase in stockholders’ equity and book value per share was primarily the result of $11 million in net income, common stock consideration issued in connection with the FSB acquisition of $12 million, and a $2 million unrealized gain on available for sale investment securities, offset in part by $6 million in dividends paid to common stockholders in 2020.

The aggregate dividend payment of $1.16 per share in 2020 was $0.12, or 12% higher per share than dividends paid in 2019. The Company typically pays a semi-annual dividend in April and October of each year. Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.75% at December 31, 2020.

Included in stockholders’ equity is accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized gains after tax were $2.4 million at December 31, 2020, compared with $0.5 million at December 31, 2019. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2020 or 2019.

The Company and the Bank have consistently maintained regulatory capital ratios above well capitalized standards. For further detail on capital and capital ratios, see Note 23 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes. In 2020 and 2019, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2020	December 31, 2019
Changes in interest rates

+200 basis points	$(681)	$(32)
+100 basis points	2,717	2,327

-100 basis points	(1,169)	(2,455)
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2020 and December 31, 2019, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income

Financial instruments with off-balance sheet risk at December 31, 2020 included $328 million in undisbursed lines of credit at an average interest rate of 3.15%; $7 million in fixed rate loan origination commitments at 2.89%; and $1 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. Unused overdraft protection lines totaled $22 million.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$150,449	$227,230	$55,289	$75,654	$98,379	$1,091,797	$1,698,798	$1,720,878
Average interest	3.56%	1.68%	4.55%	4.64%	4.80%	4.21%	3.81%	3.81%

Investment securities	$5,011	$2,292	$3,308	$3,100	$10,591	$142,298	$166,600	$166,667
Average interest	1.26%	1.50%	1.79%	2.80%	2.54%	2.15%	2.14%	2.14%

Interest-bearing Liabilities
Interest-bearing
deposits	$1,284,533	$27,845	$14,765	$2,504	$5,089	$-	$1,334,736	$1,336,757
Average interest	0.35%	1.03%	1.87%	1.56%	0.67%	-%	0.39%	0.39%

Other borrowed funds	$9,026	$13,177	$14,345	$6,745	$-	$-	$43,293	$45,547
Average interest	2.13%	2.33%	2.56%	3.03%	-%	-%	2.47%	2.47%

Securities sold under
agreements to repurchase	$4,093	$-	$-	$-	$-	$-	$4,093	$4,093
Average interest	0.17%	-%	-%	-%	-%	-%	0.17%	0.17%

Subordinated debt	$-	$-	$-	$-	$-	$31,330	$31,330	$31,394
Average interest	-%	-%	-%	-%	-%	4.88%	4.88%	4.88%

Operating lease
obligations	$1,057	$1,000	$830	$697	$559	$2,222	$6,365	$5,694
Average interest	2.81%	2.90%	2.92%	2.81%	2.64%	2.72%	2.79%	2.79%

The amounts in the above table exclude acquisition fair value adjustments and debt issuance costs.

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. The Bank’s securities portfolio is priced monthly and adjustments are made on the balance sheet to reflect the market value of the available for sale portfolio. At December 31, 2020, the impact on equity, net of tax, as a result of marking available for sale securities to market was an unrealized gain of $2.4 million. On a monthly basis, the available for sale portfolio is shocked for immediate rate increases of 200 basis points. At December 31, 2020, the Company determined it would take an immediate increase in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2021 include the purchase of technology to improve workflow automation and operational efficiency. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $1 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. Net income from banking activities was $10.1 million in 2020 compared with $16.0 million in 2019. The decrease in net income from banking activities was driven by a $5.3 million increase in provision for loan loss reflecting the impact of the COVID-19 pandemic and higher non-interest expense in 2020 primarily as a result of the acquisition of FSB including merger-related expenses and salaries and employee benefit expenses. Non-interest expense increased $12.4 million to $51.3 million in 2020. The increase in non-interest expense was partially offset by an increase in net interest income. Net interest income, increased 15% from $52.2 million in 2019 to $59.8 million in 2020, resulting from growth of interest earning assets from loans acquired in the FSB acquisition and the origination off PPP loans. Total assets of the banking activities segment were $2.0 billion at December 31, 2020, an increase of $582 million or 40% from December 31, 2019. The year over year increase in total assets is primarily a result of PPP loans and the FSB acquisition.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area. Net income from insurance activities was $1.2 million in 2020, an increase from $1.0 million in 2019. TEA’s total assets were $18.6 million at December 31, 2020 and $16.6 million at December 31, 2019.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Selected Quarterly Financial Data - Unaudited presented in Note 25 to our Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Evans Bancorp, Inc.

Williamsville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Evans Bancorp, Inc. (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of FSB Bancorp – Acquired Loans

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of FSB Bancorp (FSB) for total consideration of $28.9 million. The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed and consideration exchanged to be recorded at their respective fair values at the date of acquisition.

Management engaged a third-party specialist to develop the fair value estimate of FSB’s loan portfolio as of the acquisition date in accordance with ASC 820.  Inputs and assumptions used in the fair value estimate of the loan portfolio, includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis and the loans had a fair value of $271.4 million and a contractual balance of $273.9 million at the acquisition date.

We identified the acquisition date fair value of acquired FSB loans as a critical audit matter as auditing this estimate requires subjective auditor judgment. The principal considerations for this determination are the level of judgement involved in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in evaluating the reasonableness of unobservable inputs and assumptions used in management’s estimation of the fair value of all acquired loans, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the estimate of fair value of acquired FSB loans, including controls addressing:

oManagement’s evaluation of the reasonableness of the methods and assumptions used to estimate fair value

oManagement’s review of the completeness and accuracy of the loan level data used in the calculation

oManagement’s evaluation over the determination of purchase credit impaired classification

•Substantively testing management’s process, including evaluating their judgments, for estimating the fair value of acquired FSB loans, which included:

oTesting the completeness and accuracy of loans determined to have credit deterioration at acquisition date and evaluating the reasonableness of the criteria utilized by management in their determination;

oUtilizing a Crowe LLP valuation specialist to assist in evaluating the reasonableness of significant assumptions and methods utilized, and overall reasonableness of the fair values;

oTesting the completeness and accuracy of the loan level data used in the calculation;

Allowance for Loan Losses – Allowance for Loans Collectively Evaluated for Impairment.

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is management’s best estimate of probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses was $20.4 million at December 31, 2020, which consists of two components: the allowance related to loans individually evaluated for impairment, representing $1.5 million and the allowance related to loans collectively evaluated for impairment, representing $18.9 million.

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment for pass and watch loans.  An average historical loss rate over the past seven years multiplied by the loss emergence period factor is applied against these loans. For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied.  The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions.  The conditions evaluated include the following: levels and trends in delinquencies, non-accruals, and criticized loans; trends in volume and terms of loans; effects of any changes in lending policies and credit quality underwriting standards; experience, ability, and depth of management; national and economic trends and conditions; changes in the quality of the loan review system; concentrations of credit risk; changes in collateral value; and large loan risk.  The total possible qualitative allocation is determined by comparing peer bank historical charge-off rates to the Bank’s historical charge-off rate.  The actual qualitative allocation is determined by qualitative factor by loan type based on metrics that management believes are appropriate indicators of whether the Bank is in a low, moderate, or high risk range relative to historical experience for each qualitative factor.

We identified the allowance for loans collectively evaluated for impairment as a critical audit matter because of the necessary judgment applied by us to evaluate management’s significant estimates and subjective assumptions relating to 1) the determination of the loss emergence period by segment, 2) the determination of migration adjustments for criticized loans, and 3) the determination of aggregate qualitative adjustments. Changes in these assumptions could have a material effect on the Corporation’s financial results.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the evaluation of the allowance related to loans collectively evaluated for impairment, including controls addressing:

oData inputs, judgments and calculations used to determine the loss emergence period and migration adjustments for criticized assets.

oProblem loan identification and delinquency monitoring.

oManagement’s review of the qualitative and quantitative analysis related to the qualitative risk factors.

oIndependent loan review and independent annual credit reviews of the commercial portfolios.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the allowance for loans collectively evaluated for impairment, which included:

oTesting the mathematical accuracy of the calculation, including historical losses, loss emergence periods and migration adjustments for criticized loans.

oEvaluation of the reasonableness of management’s judgments related to the historical loss experience and estimated loss emergence period, including the evaluation of triggering events related to default and actual losses. The evaluation of triggering events included evaluation of management's assessment of problem loan identification and delinquencies.

oEvaluation of reasonableness of management’s judgments related to qualitative adjustments to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.

oAnalytically evaluating the allowance related to loans collectively evaluated for impairment by loan segment year over year for reasonableness.

oTesting the loan grades of the commercial portfolios.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

Livingston, New Jersey

March 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Evans Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG

We served as the Company’s auditor from 2003 to 2020.

Rochester, New York
March 12, 2020

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND DECEMBER 31, 2019
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$13,702	$10,577
Interest-bearing deposits at banks	83,902	28,280
Securities:
Available for sale, at fair value (amortized cost: $159,157 at December 31, 2020;	162,396	127,922
$127,217 at December 31, 2019)
Held to maturity, at amortized cost (fair value: $4,271 at December 31, 2020;	4,204	2,386
$2,392 at December 31, 2019)
Federal Home Loan Bank common stock, at cost	3,470	1,588
Federal Reserve Bank common stock, at cost	2,323	1,956
Loans, net of allowance for loan losses of $20,415 at December 31, 2020
and $15,175 at December 31, 2019	1,673,379	1,211,356
Properties and equipment, net of accumulated depreciation of $19,963 at December 31, 2020
and $20,682 at December 31, 2019	19,305	13,754
Goodwill	12,713	10,520
Intangible assets	2,238	2,025
Bank-owned life insurance	33,989	29,418
Operating lease right-of-use asset	5,282	3,720
Other assets	27,212	16,728

TOTAL ASSETS	$2,044,115	$1,460,230

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$436,157	$263,717
NOW	230,751	140,654
Savings	825,947	587,142
Time	278,554	275,927
Total deposits	1,771,409	1,267,440

Securities sold under agreement to repurchase	4,093	2,425
Other borrowings	44,698	10,000
Operating lease liability	5,694	4,154
Other liabilities	18,444	16,428
Subordinated debt	30,872	11,330
Total liabilities	1,875,210	1,311,777

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,411,384 and 4,929,593 shares issued at December 31, 2020 and December 31, 2019, respectively, and 5,411,384 and 4,929,283 outstanding at December 31, 2020
and December 31, 2019, respectively	2,708	2,467
Capital surplus	76,394	63,302
Treasury stock, at cost, 0 and 310 shares at December 31, 2020 and
December 31, 2019, respectively	-	-
Retained earnings	90,522	85,267
Accumulated other comprehensive loss, net of tax	(719)	(2,583)
Total stockholders' equity	168,905	148,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,044,115	$1,460,230

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(in thousands, except share and per share amounts)

	2020	2019	2018
INTEREST INCOME
Loans	$64,753	$60,193	$53,282
Interest bearing deposits at banks	247	697	427
Securities:
Taxable	3,587	3,537	3,253
Non-taxable	246	313	650
Total interest income	68,833	64,740	57,612
INTEREST EXPENSE
Deposits	7,721	11,939	8,416
Other borrowings	311	181	554
Subordinated debt	1,019	565	535
Total interest expense	9,051	12,685	9,505
NET INTEREST INCOME	59,782	52,055	48,107
PROVISION FOR LOAN LOSSES	5,351	75	1,402
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	54,431	51,980	46,705
NON-INTEREST INCOME
Deposit service charges	2,242	2,569	2,176
Insurance service and fees	10,610	10,688	9,365
Gain on loans sold	383	154	38
Bank-owned life insurance	680	656	680
Loss on tax credit investments	(2,475)	(158)	(2,870)
Refundable state historic tax credit	1,857	115	1,982
Gain on sale of securities	667	-	-
Interchange fee income	1,755	1,722	1,750
Other	2,518	2,336	2,106
Total non-interest income	18,237	18,082	15,227
NON-INTEREST EXPENSE
Salaries and employee benefits	32,990	29,628	27,412
Occupancy	4,296	3,429	3,135
Advertising and public relations	1,128	1,033	1,070
Professional services	3,544	3,510	2,466
Technology and communications	5,234	4,124	3,394
Amortization of intangibles	533	448	280
Merger-related expenses	5,958	232	-
FDIC insurance	1,090	431	1,024
Other	5,087	4,985	4,512
Total non-interest expense	59,860	47,820	43,293
INCOME BEFORE INCOME TAXES	12,808	22,242	18,639

INCOME TAX PROVISION	1,562	5,228	2,283

NET INCOME	$11,246	$17,014	$16,356

Net income per common share-basic	$2.15	$3.47	$3.40
Net income per common share-diluted	$2.13	$3.42	$3.32
Weighted average number of common shares outstanding	5,232,881	4,897,803	4,814,882
Weighted average number of diluted shares outstanding	5,268,560	4,968,172	4,933,743

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(in thousands)
	2020	2019	2018

NET INCOME	$11,246	$17,014	$16,356

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	2,369	2,870	(1,299)
Reclassification of gain on sale of securities	(494)	-	-
Total	1,875	2,870	(1,299)

Defined benefit pension plans:
Amortization of prior service cost	23	23	26
Amortization of actuarial loss	330	246	128
Actuarial losses	(364)	(369)	(791)
Total	(11)	(100)	(637)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,864	2,770	(1,936)

COMPREHENSIVE INCOME	$13,110	$19,784	$14,420

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	$2,394	$59,444	$59,921	$(3,417)	$-	$118,342
Cumulative-effect adjustment due to change in accounting principle			1,496			1,496
Net Income			16,356			16,356
Other comprehensive loss				(1,936)		(1,936)
Cash dividends ($0.92 per common share)			(4,428)			(4,428)
Stock compensation expense		791				791
Reissued 1,057 restricted shares						-
Issued 14,839 restricted shares, net of forfeitures	8	(8)				-
Issued 6,329 shares under Dividend Reinvestment Plan	4	287				291
Issued 10,821 shares in Employee Stock Purchase Plan	6	339				345
Issued 37,317 shares in stock option exercises	17	372				389
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$-	$131,646
Net Income			17,014			17,014
Other comprehensive income				2,770		2,770
Cash dividends ($1.04 per common share)			(5,092)			(5,092)
Stock compensation expense		937				937
Reissued 500 restricted shares						-
Issued 20,632 restricted shares, net of forfeitures	12	(12)				-
Issued 7,549 shares under Dividend Reinvestment Plan	4	272				276
Issued 11,712 shares in Employee Stock Purchase Plan	6	381				387
Issued 32,516 shares in stock option exercises	16	499				515
Reissued 3,506 shares in stock option exercises						-
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$-	$148,453
Net Income			11,246			11,246
Other comprehensive income				1,864		1,864
Cash dividends ($1.16 per common share)			(5,991)			(5,991)
Stock compensation expense		883				883
Reissued 310 restricted shares						-
Issued 23,338 restricted shares, net of forfeitures	12	(12)				-
Issued 6,813 shares under Dividend Reinvestment Plan	3	148				151
Issued 19,434 shares in Employee Stock Purchase Plan	9	407				416
Issued 9,230 shares in stock option exercises	5	145				150
Issued 422,475 shares in stock consideration	212	11,521				11,733
Reissued 501 shares in stock option exercises						-
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$-	$168,905

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(in thousands)
	2020	2019	2018

OPERATING ACTIVITIES:
Interest received	$63,677	$65,036	$57,605
Fees received	17,240	17,872	14,960
Interest paid	(10,830)	(12,771)	(9,140)
Cash paid to employees and vendors	(59,312)	(45,732)	(41,302)
Income tax refund (paid)	(2,953)	(3,102)	3,314
Proceeds from sale of loans held for resale	15,408	13,008	4,301
Originations of loans held for resale	(15,443)	(13,238)	(4,615)

Net cash provided by operating activities	7,787	21,073	25,123

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(91,504)	(48,916)	(47,863)
Proceeds from sales	25,553	15,224	-
Proceeds from maturities, calls, and payments	55,892	41,332	60,869
Held to maturity securities:
Purchases	(5,361)	(1,592)	(630)
Proceeds from maturities, calls, and payments	3,543	891	4,278
Cash received (paid) for bank owned life insurance	-	(360)	675
Additions to properties and equipment	(5,822)	(4,640)	(1,106)
Proceeds from sales of assets	1,500	185	-
Proceeds from equity securities sales	-	-	1,960
Purchase of tax credit investment	-	(3,116)	(3,877)
Sale of other real estate	982	-	-
Net cash used in acquisitions	(6,490)	-	(5,000)
Net increase in loans	(191,684)	(68,890)	(91,873)

Net cash used in investing activities	(213,391)	(69,882)	(82,567)

FINANCING ACTIVITIES:
Repayments from short-term borrowings, net	(16,329)	(717)	(84,397)
Proceeds from long-term borrowings	20,693	-	-
Debt issuance cost of long term borrowings	(509)	-	-
Net increase in deposits	265,770	52,382	163,829
Dividends paid	(5,991)	(5,092)	(4,428)
Issuance of common stock	717	1,178	1,025

Net cash provided by financing activities	264,351	47,751	76,029

Net increase (decrease) in cash and equivalents	58,747	(1,058)	18,585

CASH AND CASH EQUIVALENTS:
Beginning of year	38,857	39,915	21,330

End of year	$97,604	$38,857	$39,915

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(in thousands)
	2020	2019	2018

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$11,246	$17,014	$16,356

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,205	2,049	1,825
Deferred tax expense (benefit)	(1,852)	(571)	495
Provision for loan losses	5,351	75	1,402
Loss on tax credit investment	2,475	158	2,870
Changes in refundable state historic tax credits	(1,857)	(115)	3,105
Net gain on sales of assets	(702)	(3)	-
(Gain) loss on sales of securities	(667)	(42)	98
Gain on loans sold	(383)	(154)	(38)
Change in fair value of equity securities	-	-	(244)
Stock compensation expense	883	937	791
Proceeds from sale of loans held for resale	15,408	13,008	4,301
Originations of loans held for resale	(15,443)	(13,238)	(4,615)
Changes in assets and liabilities affecting cash flow:
Other assets	(5,745)	(4,948)	(3,406)
Other liabilities	(2,132)	6,903	2,183

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,787	$21,073	$25,123

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired in acquisition (non-cash)	$311,847	$-	$-
Fair value of liabilities assumed in acquisition	$296,076	$-	$-

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COVID-19 – Risks & Uncertainties

During the majority of 2020, the Company’s operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption may adversely impact several industries within the Company's geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans and mortgage servicing rights.

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

Accounting Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. The estimates and assumptions that management deems to be critical involve our accounting policies relating to the determination of our allowance for loan losses, business combinations and the valuation of goodwill. These estimates and assumptions are based on management’s best estimates and judgment and management evaluates them on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust our estimates and assumptions when facts and circumstances dictate. As future events cannot be determined with precision, actual results could differ significantly from our estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in periods as they occur.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are recorded as a component of interest income.

Federal Reserve Bank Stock

The Bank is a member of the FRB. FRB stock is carried at cost, classified as a restricted security. Both cash and stock dividends are recorded as a component of interest income.

Loan Servicing Assets

Servicing assets are related to residential mortgage loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in gains on loans sold. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of estimated servicing costs, over the estimated life of the loan. The servicing assets are subsequently amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company periodically evaluates servicing assets for impairment based upon the fair value of the assets as compared to their carrying amount.

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

The Bank monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for its commercial mortgage and commercial and industrial (“C&I”) portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for loan losses:

•Acceptable or better: Credits with a slight risk of loss. The loan is secured by collateral of sufficient value to cover the loan by an acceptable margin. The financial statements of the company demonstrate sufficient net worth and repayment ability. The company has established an acceptable credit history with the bank and typically has a proven track record of performance. Management is experienced, and has an at least average ability to manage the company. The industry has an average or less than average susceptibility to wide fluctuations in business cycles.

•Watch: Credits are generally acceptable but warrant greater attention than those rated acceptable or better. Temporary performance issues, if left unresolved, may result in above average risk. The borrower’s financial position is not typically strong. Earnings, while still positive, may be inconsistent. Industry issues or external events (such as possible litigation exposure) may cause concern. Although ability to repay is not an immediate concern, more regular monitoring may be necessary as a result of the short-term performance issues or sensitivities to external events that may result in a weakening condition. Any perceived weaknesses are acceptable when viewed against the overall credit and collateral risks assumed. Borrowers are likely fully leveraged when compared to others in a similar industry and their ability to raise capital may be limited.

•Special Mention: Credits that have potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

•Substandard: Credits that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility of loss if the deficiencies are not corrected.

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

•Doubtful: Credits that have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. A doubtful asset has a high probability of total or substantial loss but because of specific pending events that may strengthen the assets, its classification as loss is deferred. Borrowers in this category are usually in default, lack adequate liquidity or capital and lack the resources necessary to remain an operating entity. Because of high probability of loss, nonaccrual accounting treatment is required for doubtful assets.

Circumstances that might warrant a doubtful classification for commercial real estate loans could include collateral values that are uncertain due to a lack of comparisons in an inactive market, impending changes such as zoning classification, environmental issues, or the pending resolution of legal issues that may affect the realization of value in a sale.

•Loss: Credits that are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Borrowers in this category are often in bankruptcy, have formally suspended debt repayments, or have otherwise ceased normal business operations. The Company does not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts.

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

Allowance for Loan Losses

The provision for loan losses represents the amount charged against the Bank’s earnings to maintain an allowance for probable incurred loan losses inherent in the portfolio based on management’s evaluation of the loan portfolio at the balance sheet date. Factors considered by the Bank’s management in establishing the allowance include: the collectability of individual loans, current loan concentrations, charge-off history, loss emergence period, delinquent loan percentages, the fair value of the collateral, input from regulatory agencies, and general economic conditions.

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

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a Troubled Debt Restructuring (“TDR”). The allowances for credit losses on loans on a TDR is measured using the specific credit allocation. On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the 2021 Consolidated Appropriations Act adopted on December 27, 2020, to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

Foreclosed Real Estate

Foreclosed real estate is initially recorded at fair value (net of costs of disposal) at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Assessments are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds fair value.

Operating Leases

As of December 31, 2020, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease Right-of-Use (“ROU”) assets and operating lease liabilities. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate commensurate with the lease term based on the information available at the lease commencement date in determining the present value of lease payments.

Insurance Service and Fees

Commission revenue from selling commercial and personal property and casualty insurance on behalf of the insurance carriers is recognized at the time of the sale of the policy or when a policy renews. Commission revenue from selling benefit plans to commercial customers on behalf of the insurance carriers is recognized each month when the customer continues with the benefit plan. The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are accrued throughout the year based on recent historical results. As loss events occur and overall performance becomes known, accrual adjustments are recorded until the cash is ultimately received. Financial services commissions and insurance claims services revenue are recognized when the services are rendered. Information on insurance service and fee revenue is included in Note 16 to these Consolidated Financial Statements, “Revenue Recognition of Non-interest Income.”

Goodwill and Other Intangible Assets

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company does not amortize goodwill and any acquired intangible asset with an indefinite useful economic life, but reviews them for impairment at a reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has selected December 31 as the date to perform the annual impairment test. A reporting unit is defined as any distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by the segment’s management. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. The Company amortizes acquired intangible assets with definite useful economic lives, consisting of core deposit intangibles, customer relationships and trade names, over their useful economic lives, which range from 5 to 10 years, utilizing the straight-line method.

Business Combinations

The company accounts for business combinations under the acquisition method of accounting. Upon obtaining control of the acquired entity, the Company records all identifiable assets and liabilities at their estimated fair values. Goodwill is recorded when the consideration paid for an acquired entity exceeds the estimated fair value of the net assets acquired. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill over a 12-month measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related fair value estimates of the assets acquired and liabilities assumed. Certain costs associated with business combinations are expensed as incurred.

Subordinated Debt

Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest expense using the interest method. Debt issuance costs are recognized in interest expense over the life of the instrument.

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

Properties and Equipment

Land is carried at cost. Properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Impairment losses on properties and equipment are realized if the carrying amount is not recoverable from its undiscounted cash flows and exceeds its fair value.

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

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. There were 35,679, 70,369, and 118,861 potentially dilutive shares of common stock included in calculating diluted earnings per share for the years ended December 31, 2020, 2019, and 2018, respectively. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and are not included in calculating diluted earnings per share. There were 81,770, 43,385, and 27,600 anti-dilutive shares at December 31, 2020, 2019 and 2018, respectively.

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

The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees. In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 13 to these Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans.”

Stock-based Compensation

Stock-based compensation expense is recognized over the vesting period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. The Company accounts for forfeitures of stock awards when they occur. When stock awards are granted, the Company assumes that the service condition will be achieved when determining the initial amount of compensation cost recognized. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 14 to these Consolidated Financial Statements, “Stock-Based Compensation.”

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party. The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement. The maximum potential amount of future payments under standby letters of credit was $3.8 million and $4.3 million as of December 31, 2020 and 2019, respectively. There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2020 and 2019, respectively, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

Fair Value of Assets and Liabilities

Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

The amounts of goodwill and intangible assets are separately stated in the Consolidated Balance Sheet as of December 31, 2019 to conform to the presentation as of December 31, 2020. Reclassifications had no effect on prior year net income or stockholder’s equity.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. ASUs adopted by the Company during its current fiscal year did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2020, to the extent management believes their adoption will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold. The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software and the development of processes to track loan performance. The total impact of CECL to the Company’s financial statements is unknown but may be material. On October 16, 2019, the FASB affirmed its decision to amend the effective date for the amendments in CECL for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is allowed for fiscal years beginning after December 15, 2018. The Company intends to adopt CECL effective January 1, 2023.

AU 2019-12, Simplifying the Accounting for Income Taxes – The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and adding new requirements with the intention of simplifying and clarifying existing guidance. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations or cash flows.

2.ACQUISITION

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Management engaged a third-party specialist to develop the fair value estimate of certain FSB’s assets and liabilities as of the acquisition date. The assets and liabilities, both tangible and intangible were recorded at their fair values as of May 1, 2020 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $1.8 million and a core deposit intangible of $0.2 million. Goodwill arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies and is not tax deductible.

The Company recorded the assets acquired and liabilities assumed through the merger at fair value as summarized in the following table:

	As Recorded	Fair Value		As Recorded
	by FSB	Adjustments		at Acquisition
		(in thousands)
Cash and due from banks	$1,978	$-		$1,978
Interest-bearing deposit at banks	9,339	-		9,339
Securities	21,371	106	(a)	21,477
FHLB Stock	2,614	-		2,614
Loans receivable	273,869	(2,484)	(b)	271,385
Allowance for loan losses	(1,706)	1,706	(c)	-
Premises and equipment	2,303	(56)	(d)	2,247
Intangible assets	-	166	(e)	166
Bank owned life insurance	3,891	-		3,891
Operating lease right-of-use asset	2,020	374	(f)	2,394
Other assets	6,033	1,640	(g)	7,673
Total assets acquired	$321,712	$1,452		$323,164

Deposits	237,688	1,485	(h)	239,173
Other borrowed funds	50,597	1,929	(i)	52,526
Operating lease liability	2,217	176	(j)	2,393
Other liabilities	2,557	(573)	(k)	1,984
Total liabilities assumed	$293,059	$3,017		$296,076

Net assets acquired				27,088
Purchase price				28,856
Goodwill recorded in merger				$1,768

Explanation of certain fair value related adjustments:

(a) Represents the fair value adjustments on investment securities.

(b) Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment and the write-off of deferred fees/costs and premiums.

(c) Represents the elimination of FSB’s allowance for loan losses.

(d) Represents the fair value adjustments to reflect the fair value of land and buildings and premises and equipment, which will be amortized on a straight-line basis over the estimated useful lives of the individual assets.

(e) Represents the intangible assets recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.

(f) Represents the fair value adjustments on operating lease right of use assets.

(g) Represents an adjustment to other assets acquired. The largest adjustment was to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(h) Represents fair value adjustments on time deposits, which will be treated as a reduction of interest expense over the remaining term of the time deposits.

(i) Represents the fair value adjustments on FHLB borrowings, which will be treated as a decrease to interest expense over the life of the borrowings.

(j) Represents the fair value adjustments on operating lease liabilities.

(k) Represents an adjustment to other liabilities assumed.

The Company engaged a third-party specialist to develop the fair value estimate of FSB’s loan portfolio as of the acquisition date in accordance with ASC 820. Inputs and assumptions used in the fair value estimate of the loan portfolio, includes interest rate, servicing, credit and liquidity risk, and required equity return. The fair value of loans was calculated using a discounted cash flow analysis based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of FSB’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on the date of the FSB merger.

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

Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $6.0 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively. These expenses were recorded in merger-related expense on the consolidated statements of income.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2019. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of FSB for the years ended December 31, 2020 and 2019 until the date of the FSB merger, at which time FSB’s results of operations were included in the Company’s financial statements.

	2020	2019
	(in thousands)
Net interest income after provision	$56,090	$61,790
Non-interest income	18,826	20,019
Non-interest expense	57,409	57,932
Net income	14,723	18,165

The unaudited supplemental pro forma information for the years ended December 31, 2020 and 2019 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in year ended December 31, 2020 are assumed to have occurred prior to January 1, 2019. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of May 1, 2020 or earlier. The disclosures regarding the results of operations for FSB subsequent to its acquisition date are omitted as this information is not practical to obtain.

3.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$67,619	$731	$(252)	$68,098
States and political subdivisions	7,362	169	(7)	7,524
Total debt securities	$74,981	$900	$(259)	$75,622

Mortgage-backed securities:
FNMA	$24,265	$654	$(50)	$24,869
FHLMC	3,739	111	(1)	3,849
GNMA	2,006	58	(1)	2,063
SBA	20,949	914	(33)	21,830
CMO	33,217	946	-	34,163
Total mortgage-backed securities	$84,176	$2,683	$(85)	$86,774

Total securities designated as available for sale	$159,157	$3,583	$(344)	$162,396

Held to Maturity:
Debt securities
States and political subdivisions	$4,204	$67	$-	$4,271

Total securities designated as held to maturity	$4,204	$67	$-	$4,271

	2019
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$27,951	$225	$(21)	$28,155
States and political subdivisions	3,289	69	(7)	3,351
Total debt securities	$31,240	$294	$(28)	$31,506

Mortgage-backed securities:
FNMA	$34,395	$330	$(53)	$34,672
FHLMC	15,390	137	(13)	15,514
GNMA	3,421	16	(24)	3,413
SBA	13,752	90	(70)	13,772
CMO	29,019	190	(164)	29,045
Total mortgage-backed securities	$95,977	$763	$(324)	$96,416

Total securities designated as available for sale	$127,217	$1,057	$(352)	$127,922

Held to Maturity:
Debt securities
States and political subdivisions	$2,386	$24	$(18)	$2,392

Total securities designated as held to maturity	$2,386	$24	$(18)	$2,392

Available for sale securities with a total fair value of $135 million and $102 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2020 and 2019, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2020 is summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	December 31, 2020
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$1,784	$1,787
Due after one year through five years	8,303	8,510
Due after five years through ten years	27,405	28,043
Due after ten years	37,489	37,282
	74,981	75,622

Mortgage-backed securities
available for sale	84,176	86,774

Total	$159,157	$162,396

Debt securities held to maturity:

Due in one year or less	$3,223	$3,225
Due after one year through five years	493	521
Due after five years through ten years	45	48
Due after ten years	443	477
Total	$4,204	$4,271

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

Gross realized gains on sales of investment securities were $0.7 million in 2020. Gross realized losses on sales of investment securities were less than $0.1 million in 2020. Gross realized gains and losses on sales of investment securities were both less than $0.1 million in 2019. Gross realized losses on sales of investment securities were $0.1 million in 2018. There were no gross realized gains from sales of securities in 2018.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2020 and 2019 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$33,801	$(252)	$-	$-	$33,801	$(252)
States and political subdivisions	207	(1)	180	(6)	387	(7)
Total debt securities	$34,008	$(253)	$180	$(6)	$34,188	$(259)

Mortgage-backed securities:
FNMA	$3,354	$(39)	$1,391	$(11)	$4,745	$(50)
FHLMC	182	(1)	-	-	182	(1)
GNMA	154	(1)	-	-	154	(1)
SBA	-	-	1,392	(33)	1,392	(33)
CMO	121	-	-	-	121	-
Total mortgage-backed securities	$3,811	$(41)	$2,783	$(44)	$6,594	$(85)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$-	$-	$-	$-

Total temporarily impaired
securities	$37,819	$(294)	$2,963	$(50)	$40,782	$(344)

	2019

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$1,976	$(18)	$3,997	$(3)	$5,973	$(21)
States and political subdivisions	-	-	181	(7)	181	(7)
Total debt securities	$1,976	$(18)	$4,178	$(10)	$6,154	$(28)

Mortgage-backed securities:
FNMA	$5,355	$(38)	$3,630	$(15)	$8,985	$(53)
FHLMC	-	-	1,242	(13)	1,242	(13)
GNMA	2,091	(22)	770	(2)	2,861	(24)
SBA	5,171	(70)	-	-	5,171	(70)
CMO	5,706	(36)	8,911	(128)	14,617	(164)
Total mortgage-backed securities	$18,323	$(166)	$14,553	$(158)	$32,876	$(324)

Held to Maturity:
Debt securities:
States and political subdivisions	$227	$(1)	$2,165	$(17)	$2,392	$(18)

Total temporarily impaired
securities	$20,526	$(185)	$20,896	$(185)	$41,422	$(370)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2020 and 2019 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2020, 2019, or 2018. The creditworthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

4.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$365,351	$158,572
Commercial and multi-family	706,276	645,036
Construction-Residential	7,509	1,067
Construction-Commercial	106,559	97,848
Home equities	82,602	69,351
Total real estate loans	1,268,297	971,874

Commercial and industrial loans	430,350	251,197
Consumer and other loans	151	1,926
Unaccreted yield adjustments*	(5,004)	1,534
Total gross loans	1,693,794	1,226,531

Allowance for loan losses	(20,415)	(15,175)

Loans, net	$1,673,379	$1,211,356

*Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated, including $4.6 million of PPP fees at December 31, 2020.

The CARES Act established a loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. As of December 31, 2020, the Company had originated 1,931 PPP loans totaling $203 million, included in commercial and industrial loans. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees collected from the SBA for these loans totaled $7.4 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. As of December 31, 2020, 34 PPP loans had received SBA forgiveness that totaled $16 million.

In connection with the FSB acquisition, the Company acquired $271 million in total loans, primarily residential real estate. At December 31, 2020, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.9 million and $0.8 million, respectively. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2020. The Company did not have any acquired credit-impaired loans as of December 31, 2019.

Also in connection with the FSB acquisition, the Company acquired a loan serving portfolio of $107 million in principal balances in which residential real estate loans were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the years 2020 and 2019. At December 31, 2020, the Company had approximately $95 million in unpaid principal balances of loans that it services for FHLMC. The Company did not service FHLMC loans at December 31, 2019.

There were $630 million and $407 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2020 and 2019, respectively.

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

The Bank, in its normal course of business, sells certain residential mortgages which it originates to FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2020 and 2019, the Company had approximately $77 million and $76 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2020 and 2019, the Company sold $15 million and $13 million, respectively, in loans to FNMA and realized gains on those sales of $0.3 million and $0.2 million, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.

The Company had a related asset carried at fair value of approximately $0.9 million for the servicing portfolio rights at December 31, 2020 compared with $0.6 million at December 31, 2019. There were $0.8 million and $0.7 million in loans held for sale at December 31, 2020 and 2019, respectively. The carrying value approximates fair value.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a higher risk of loss. These loans included overdrawn deposit accounts classified as loans of $0.1 million at December 31, 2020 and $0.3 million at December 31, 2019.

The Company maintains an allowance for loan losses in order to capture the probable incurred losses inherent in its loan portfolio. If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have a material adverse effect on the Company's operating results and financial condition.

Changes in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 follow:

	2020	2019	2018
	(in thousands)
Balance, beginning of year	$15,175	$14,784	$14,019
Provisions for loan losses	5,351	75	1,402
Recoveries	237	841	54
Charge-offs	(348)	(525)	(691)
Balance, end of year	$20,415	$15,175	$14,784

The following tables summarize the allowance for loan losses, as of December 31, 2020 and 2019, respectively, by portfolio segment. The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2020

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(236)	(5)	(74)	(29)	(4)	(348)
Recoveries	199	11	27	-	-	237
Provision (Credit)	372	4,238	(63)	616	188	5,351
Ending balance	$4,882	$13,249	$45	$1,658	$581	$20,415

Allowance for loan
losses:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-
Individually evaluated
for impairment	994	539	3	-	11	1,547
Collectively evaluated
for impairment	3,888	12,710	42	1,658	570	18,868
Total	$4,882	$13,249	$45	$1,658	$581	$20,415

Loans:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$860	$-	$860
Individually evaluated
for impairment	6,485	18,004	3	2,874	1,624	28,990
Collectively evaluated
for impairment	423,865	794,831	148	369,126	80,978	1,668,948
Total	$430,350	$812,835	$151	$372,860	$82,602	$1,698,798

Note: Loan balances do not include $(5.0) million of unaccreted yield adjustments as of December 31, 2020.

* includes construction loans

2019

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,368	$8,844	$106	$1,121	$345	$14,784
Charge-offs	(301)	(33)	(156)	(13)	(22)	(525)
Recoveries	797	2	42	-	-	841
Provision (Credit)	(317)	192	163	(37)	74	75
Ending balance	$4,547	$9,005	$155	$1,071	$397	$15,175

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

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2020 and 2019, respectively:

2020
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$59,020	$317,854	$376,874	$314,322
Watch	17,218	300,061	317,279	95,117
Special Mention	2,041	17,656	19,697	6,555
Substandard	28,280	70,705	98,985	14,356
Doubtful/Loss	-	-	-	-
Total	$106,559	$706,276	$812,835	$430,350

2019
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$73,646	$451,297	$524,943	$165,255
Watch	13,380	171,277	184,657	68,665
Special Mention	8,359	15,725	24,084	7,631
Substandard	2,463	6,737	9,200	9,646
Doubtful/Loss	-	-	-	-
Total	$97,848	$645,036	$742,884	$251,197

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. The increase in the watch category during 2020 was a result of the Company reclassifying all commercial loans that received a deferral into the watch or criticized categories. The Company will reassess the watch classification on such loans after the return to compliance with contractual payment terms has been sustained. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of December 31, 2020, the Company’s hotel loan portfolio was $81 million, or approximately 6.5%, of total commercial loans. As a result, total criticized assets increased to $140 million at December 31, 2020 compared with $51 million at the end of 2019.

The Company’s risk ratings are monitored by the individual relationship managers and changed as deemed appropriate after receiving updated financial information from the borrowers or deterioration or improvement in the performance of a loan is evident in the customer’s payment history. Each commercial relationship is individually assigned a risk rating. The Company also maintains a loan review function that monitors the management of the Company’s commercial loan portfolio by the relationship managers. The Company’s loan review function reviews at least 35% of the commercial loan portfolio annually.

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

A summary of current, past due, and nonaccrual loans as of December 31, 2020 and 2019 follows:

2020
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$419,409	$4,240	$122	$94	$6,485	$430,350
Residential real estate:
Residential	357,135	4,156	1,262	109	2,689	365,351
Construction	7,509	-	-	-	-	7,509
Commercial real estate:
Commercial	667,426	20,024	4,166	-	14,660	706,276
Construction	94,030	5,616	4,062	-	2,851	106,559
Home equities	80,044	744	604	14	1,196	82,602
Consumer and other	111	6	14	17	3	151
Total Loans	$1,625,664	$34,786	$10,230	$234	$27,884	$1,698,798

2019
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$245,658	$705	$-	$-	$4,834	$251,197
Residential real estate:
Residential	153,630	2,616	888	-	1,438	158,572
Construction	865	-	202	-	-	1,067
Commercial real estate:
Commercial	630,016	3,482	5,879	-	5,659	645,036
Construction	92,667	2,886	720	-	1,575	97,848
Home equities	67,868	354	239	-	890	69,351
Consumer and other	1,907	15	4	-	-	1,926
Total Loans	$1,192,611	$10,058	$7,932	$-	$14,396	$1,224,997

The following table provides data, at the class level, of impaired loans:

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,706	$1,947	$-	$1,952	$8
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	12,210	12,840	-	12,397	209
Construction	1,295	1,352	-	1,315	-
Home equities	1,515	1,741	-	1,565	23
Consumer and other	-	-	-	-	-
Total impaired loans	$20,429	$21,949	$-	$20,983	$300

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,779	$4,993	$994	$4,938	$25
Residential real estate:
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	2,943	2,953	153	2,943	10
Construction	1,556	1,556	386	1,556	53
Home equities	109	109	11	109	1
Consumer and other	3	3	3	3	-
Total impaired loans	$9,390	$9,614	$1,547	$9,549	$89

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,485	$6,940	$994	$6,890	$33
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	15,153	15,793	153	15,340	219
Construction	2,851	2,908	386	2,871	53
Home equities	1,624	1,850	11	1,674	24
Consumer and other	3	3	3	3	-
Total impaired loans	$29,819	$31,563	$1,547	$30,532	$389

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$3,798	$4,112	$-	$4,046	$143
Residential real estate:
Residential	2,744	3,003	-	2,823	63
Construction	-	-	-	-	-
Commercial real estate:
Commercial	6,019	6,521	-	6,293	72
Construction	1,335	1,352	-	1,344	50
Home equities	1,453	1,687	-	1,525	30
Consumer and other	-	-	-	-	-
Total impaired loans	$15,349	$16,675	$-	$16,031	$358

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$2,760	$2,808	$442	$2,764	$63
Residential real estate:
Residential	60	62	5	61	1
Construction	-	-	-	-	-
Commercial real estate:
Commercial	197	197	4	197	4
Construction	240	246	5	242	9
Home equities	-	-	-	-	-
Consumer and other	21	23	21	22	1
Total impaired loans	$3,278	$3,336	$477	$3,286	$78

	At December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,558	$6,920	$442	$6,810	$206
Residential real estate:
Residential	2,804	3,065	5	2,884	64
Construction	-	-	-	-	-
Commercial real estate:
Commercial	6,216	6,718	4	6,490	76
Construction	1,575	1,598	5	1,586	59
Home equities	1,453	1,687	-	1,525	30
Consumer and other	21	23	21	22	1
Total impaired loans	$18,627	$20,011	$477	$19,317	$436

There were $20.4 million and $15.3 million in impaired loans with no related allowance at December 31, 2020 and 2019, respectively. As management identifies impaired loans that are collateral dependent, new appraisals are ordered to determine the fair value of the collateral. It should also be noted that when estimating the fair value of collateral for the purpose of performing an impairment test, management further reduces the appraised value of the collateral to account for estimated selling or carrying costs, age of the appraisal, if applicable, or any other perceived market or borrower-specific risks to the value of the collateral.

The interest income in the preceding table was interest income recognized on accruing TDRs and interest paid prior to loans being identified as non-accrual. Cash basis income on impaired loans is the same as interest income recognized for all periods presented in the preceding table.

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2020 and 2019.

Troubled debt restructurings (“TDRs”)

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	December 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,722	$1,722	$-	$370
Residential real estate:
Residential	1,632	587	1,045	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,408	2,915	493	-
Construction	-	-	-	-
Home equities	552	124	428	-
Consumer and other	-	-	-	-
Total TDR loans	$7,314	$5,348	$1,966	$370

	December 31, 2019
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$2,052	$328	$1,724	$26
Residential real estate:
Residential	1,815	449	1,366	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,632	3,075	557	-
Construction	-	-	-	-
Home equities	738	175	563	-
Consumer and other	21	-	21	21
Total TDR loans	$8,258	$4,027	$4,231	$47

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do no need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. During 2020, the Company had applied this guidance and had modified approximately 381 commercial loans with principal balances totaling $368 million and approximately 298 consumer loans with principal balances totaling $37 million. At December 31, 2020 the Company had 6 loans with principal balances totaling approximately $2.8 million in COVID-19 modification related deferral periods.

The following tables show the data for TDR activity by type of concession granted to the borrower during 2020 and 2019:

	Year ended December 31, 2020			Year ended December 31, 2019
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	-	$-	$-	2	$189	$189
Term-out line of credit	-	-	-	1	42	42
Residential Real Estate & Construction:
Combination of concessions	1	56	56	-	-	-
Extension of maturity and
interest rate reduction	1	97	97	3	307	307
Commercial Real Estate & Construction
Home Equities:
Extension of maturity and
interest rate reduction	-	-	-	3	390	390
Combination of concessions	-	-	-	1	54	54
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2020 and 2019. All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve-month periods ended December 31, 2020 and 2019 were not material. Commitments to lend additional amounts on loans classified as TDRs were not material as of December 31, 2020 and 2019.

5.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2020	2019
	(in thousands)
Land	$845	$268
Buildings and improvements	19,712	13,261
Furniture, fixtures, and equipment	18,711	17,219
Construction in progress	-	3,688
	39,268	34,436
Less accumulated depreciation	(19,963)	(20,682)
Properties and equipment, net	$19,305	$13,754

Depreciation expense totaled $1.6 million in 2020, $1.3 million in 2019, and $1.2 million in 2018.

6.LEASES

The Company’s leases, consisting of property leases for certain of our bank branches and insurance agency offices, are classified as operating leases. Operating lease Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets were $5.3 million and $3.7 million as of December 31, 2020 and 2019, respectively. Lease liabilities were $5.7 million and $4.2 million as of December 31, 2020 and 2019, respectively. As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term. Operating lease expenses were $1.0 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively, and are included in other non-interest expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities were $1.0 and $0.7 million during the years ended December 31, 2020 and 2019, respectively. and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 2.8% as of December 31, 2020 and 3.5% as of December 31, 2019.  The weighted average remaining lease term related to the Company’s leases was 8.1 years and 8.5 years as of December 31, 2020 and 2019, respectively.  Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Year Ending December 31,
(in thousands)
2021	$1,057
2022	1,000
2023	830
2024	697
2025	559
Thereafter	2,222
Total future minimum lease payments	6,365
Less imputed interest	671
Total	$5,694

ROU assets obtained in exchange for lease obligations were $2.4 million during the year ended December 31, 2020. There were no ROU assets obtained in exchange for lease obligations during the year ended December 31, 2019.

7.OTHER ASSETS

Other assets at December 31 were as follows:

	2020	2019
	(in thousands)
Net deferred tax asset	$7,656	$3,957
Accrued interest receivable	8,835	4,606
State historic tax credit receivable	650	1,969
Prepaid expenses	1,456	1,367
Mortgage servicing rights	917	555
Historic tax credit investments	812	1,222
Accounts receivable	4,261	2,111
Other	2,625	941
Total other assets	$27,212	$16,728

8.GOODWILL AND INTANGIBLE ASSETS

Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill. The Company had $12.7 million in goodwill at December 31, 2020, including $10.9 million in the insurance agency activities segment and $1.8 million in the banking activities segment. The Company had $10.5 million in goodwill at December 31, 2019, all within the insurance agency activities segment. During 2020, the Company recorded additions to goodwill of $1.8 million in the banking activities segment resulting from the FSB acquisition and $0.4 million in the insurance activities segment resulting from the acquisition of Benefit Brokers of WNY, LLC. There were no additions to goodwill during 2019.

Goodwill is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company measures the fair value of the banking and insurance agency reporting units annually, as of December 31. The valuation methodology used for the banking reporting unit is a discounted cash flow analysis while the valuation of the insurance agency reporting unit utilizes market value earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples based on industry data and cash flow modeling. When using the cash flow models, management considered historical information, the operating budget for 2021, economic and insurance market cycles, and strategic goals in projecting net income and cash flows for the next five years. The value based on EBITDA was higher than the value calculated using cash flow modeling, a result of growth assumptions used by the Company in the cash flow model as well as an implied control premium in the multiple. The multiple used was based on industry data and consistent with the previous year’s assumption.

Additionally, in response to the COVID-19 pandemic and the related deterioration in general economic conditions, at March 31, 2020, the Company performed a qualitative analysis to assess goodwill for impairment, which was solely contained in the Company’s insurance agency reporting unit and concluded that goodwill was not impaired. On May 1, 2020, the Company recorded goodwill in its banking reporting unit related to the acquisition of FSB. At September 30, 2020, the Company considered the on-going economic market disruption and the movement of the Company’s stock price in relation to other bank indexes as triggering events and has completed a qualitative analysis to assess whether or not goodwill was impaired. Management evaluated the goodwill associated with the insurance agency and determined the impacts from the market disruption does not materially impact the business performance of the reporting unit based on the nature of the insurance agency’s operations. Management determined the expected future financial performance of the banking reporting unit has not significantly changed as a result of the economic downturn. Management considered the length that its stock price has been under book value and an expectation of duration of the disruption and determined no impairment is required for the goodwill recorded at the Banking unit.

The fair value determined in the impairment tests were higher than the carrying value for both the banking and insurance agency reporting units. No impairment was recognized as a result of the goodwill impairment tests performed during 2020 and 2019.

During 2020, the Company recorded additions to intangible assets of $0.2 million of core deposit intangibles in the banking activities segment resulting from the FSB acquisition and $0.6 million, consisting primarily of customer relationships, in the insurance activities segment resulting from the acquisition of Benefit Brokers of WNY, LLC. There were no additions to intangible assets during 2019.

The gross carrying amount and accumulated amortization of other intangible assets at December 31, 2020 and December 31, 2019 were as follows:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized intangible asset:
Other insurance intangibles	$3,445	(1,358)	$2,865	(840)
Core deposit intangibles	166	(15)	-	-
Total	$3,611	(1,373)	$2,865	(840)

Total intangible assets have an estimated weighted average remaining life of 5.4 years. Core deposit intangibles have an estimated weighted average remaining life of 9.3 years. Other insurance intangibles have an estimated weighted average remaining life of 5.1 years. Amortization expense related to intangibles for the years ended December 31, 2020, 2019, and 2018 was $0.5 million, $0.4 million, and $0.3 million, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2021	$539
2022	424
2023	413
2024	402
2025	218
Thereafter	242
$2,238

9.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $43.6 million and $58.0 million at December 31, 2020 and 2019, respectively. Brokered time deposits totaled $16.5 million and $27.2 million at December 31, 2020 and 2019, respectively. There were overdrawn deposit accounts classified as loans of less than $0.1 million and $0.3 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of all time deposits were as follows:

(in thousands)
2021	$228,276
2022	27,888
2023	14,790
2024	2,511
2025	5,089
$278,554

10.BORROWED FUNDS AND SUBORDINATED DEBT

Other borrowings at December 31, 2020 consisted primarily of various advances from the FHLB with fixed interest rate terms ranging from 1.66% to 3.34%.

During 2020 the Bank participated in the PPPLF, which is a program created by the FRB to extend credit to eligible financial institutions that originate PPP loans. The bank had outstanding PPPLF advances of $0.7 million as of December 31, 2020, with an average interest rate of 35 basis points. These borrowings are secured by pledged PPP loans and prepay in conjunction with reductions in the principal balances of those loans.

The maturities and weighted average rates of other borrowed funds, excluding purchased discounts of $1.4 million, at December 31, 2020 are as follows:

	Maturities	Weighted Average Rate
	(in thousands)
2021	$9,026	2.13%
2022	13,177	2.33%
2023	14,345	2.56%
2024	6,745	3.03%
Total	$43,293	2.47%

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks. Given the current collateral available, additional advances of up to $302 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks. There were $630 million and $407 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2020 and 2019, respectively.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $3.5 million and $1.6 million as of December 31, 2020 and December 31, 2019, respectively.

The amounts and interest rates of other borrowed funds, excluding purchased discounts of $1.4 million at December 31, 2020, were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	FRB Borrowings	Total Other Borrowings
	(in thousands)
At December 31, 2020
Amount outstanding	$-	$42,600	$693	$43,293
Weighted-average interest rate	-%	2.51%	0.35%	2.47%

For the year ended December 31, 2020
Highest amount at a month end	$-	$50,597	$693
Daily average amount outstanding	$-	$35,625	$451	$35,625
Weighted-average interest rate	-%	2.35%	0.35%	2.33%

At December 31, 2019
Amount outstanding	$-	$10,000	$-	$10,000
Weighted-average interest rate	-%	1.73%	-%	1.73%

For the year ended December 31, 2019
Highest amount at a month end	$-	$10,000	$-
Daily average amount outstanding	$11	$10,000	$-	$10,011
Weighted-average interest rate	2.70%	1.73%	-%	1.73%

At December 31, 2018
Amount outstanding	$-	$10,000	$-	$10,000
Weighted-average interest rate	-%	1.73%	-%	1.73%

For the year ended December 31, 2018
Highest amount at a month end	$78,900	$10,000	$-
Daily average amount outstanding	$20,981	$10,000	$-	$30,981
Weighted-average interest rate	1.76%	1.73%	-%	1.75%

Subordinated debt at December 31, 2020 comprised $20.0 million of subordinated notes and $11.3 million of trust preferred capital securities.

On July 9, 2020, the Company issued $20.0 million of fixed to floating rate subordinated notes. The subordinated notes have an initial fixed interest rate of 6.00% to, but excluding, July 15, 2025, payable semi-annually in arrears. From and including July 15, 2025 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York plus 590 basis points, payable quarterly in arrears. The subordinated notes mature on July 15, 2030. The Company is entitled to redeem the Notes, in whole or in part, at any time on or after July 15, 2025, and to redeem the subordinated notes at any time in whole upon certain other events.

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

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23. The distribution rate was 2.89% at December 31, 2020.

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

The Capital Securities and Common Securities represent the sole assets of the Trust, and payments under the Capital Securities and Common Securities are the sole source of cash flow for the Trust. The interest rate payable on the Capital Securities and Common Securities was 2.89% at December 31, 2020.

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

11.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day. No physical movement of the securities is involved. The Bank had $4.1 million and $2.4 million in securities sold under agreement to repurchase at December 31, 2020 and 2019, respectively.

12.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2019	Net Change	Balance at December 31, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$1,875	$2,397
Net defined benefit pension plan adjustments	(3,105)	(11)	(3,116)
Total	$(2,583)	$1,864	$(719)

	Balance at December 31, 2018	Net Change	Balance at December 31, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$2,870	$522
Net defined benefit pension plan adjustments	(3,005)	(100)	(3,105)
Total	$(5,353)	$2,770	$(2,583)

	Balance at December 31, 2017	Net Change	Balance at December 31, 2018
	(in thousands)
Net unrealized loss on investment securities	$(1,049)	$(1,299)	$(2,348)
Net defined benefit pension plan adjustments	(2,368)	(637)	(3,005)
Total	$(3,417)	$(1,936)	$(5,353)

	December 31, 2020 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$3,201	$(832)	$2,369
Reclassification from accumulated other
comprehensive income for gains (b)	(667)	173	(494)
Net change	2,534	(659)	1,875

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(492)	$128	$(364)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(8)	23
Amortization of actuarial loss (a)	446	(116)	330
Net change	(15)	4	(11)

Other Comprehensive Income (Loss)	$2,519	$(655)	$1,864

(a)Included in net periodic pension cost as described in Note 13 – “Employee Benefits and Deferred Compensation Plans”

(b)Included in Gain on sale of investments in the Consolidated Statement of Income

	December 31, 2019 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized gain (loss) on investment securities	$3,875	$(1,005)	$2,870

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(581)	$212	$(369)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	32	(9)	23
Amortization of actuarial loss (a)	332	(86)	246
Net change	(217)	117	(100)

Other Comprehensive Income (Loss)	$3,658	$(888)	$2,770

(a)Included in net periodic pension cost as described in Note 13 – “Employee Benefits and Deferred Compensation Plans”

	December 31, 2018 (in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:
Unrealized (loss) gain on investment securities	$(1,756)	$457	$(1,299)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$(987)	$196	$(791)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(5)	26
Amortization of actuarial loss (a)	169	(41)	128
Net change	(787)	150	(637)

Other Comprehensive Income (Loss)	$(2,543)	$607	$(1,936)

(a)Included in net periodic pension cost as described in Note 13 – “Employee Benefits and Deferred Compensation Plans”

13.EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS

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

Selected Financial Information for the Pension Plan is as follows:

	2020	2019
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$6,402	$5,390
Service cost	-	-
Interest cost	200	223
Assumption change	631	978
Actuarial (gain) loss	(6)	38
Benefits paid	(390)	(227)
Benefit obligation at the end of the year	6,837	6,402

Change in plan assets:
Fair value of plan assets at the beginning of year	6,044	5,180
Actual return on plan assets	929	1,091
Employer contributions	-	-
Benefits paid	(390)	(227)
Fair value of plan assets at the end of year	6,583	6,044

Funded status	$(254)	$(358)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(254)	$(358)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,401	$2,477
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,401	$2,477

Accumulated benefit obligation at year end	$6,837	$6,402

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2020	2019	2018
Discount rate for projected benefit obligation	2.42%	3.20%	4.20%
Discount rate for net periodic pension cost	3.20%	4.20%	3.55%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	5.50%	5.50%	5.50%

The components of net periodic benefit cost consisted of the following:

	2020	2019	2018
	(in thousands)
Service cost	$-	$-	$-
Interest cost	200	223	205
Expected return on plan assets	(325)	(278)	(312)
Net amortization and deferral	96	98	83
Net periodic benefit cost	$(29)	$43	$(24)

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

The Company did not contribute to the Pension Plan in 2020 and expects that it will not contribute to the Pension Plan in 2021.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 4.5% to 10% and 3.5% to 4.5%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return was determined to be 5.50%, which is within the range of expected return. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The weighted average asset allocation of the Pension Plan at December 31, 2020 and 2019, the Pension Plan measurement date, was as follows:

Asset Category:	2020	2019
Equity mutual funds	30.83%	27.28%
Fixed income mutual funds	67.59%	71.59%
Cash/Short-term investments	1.58%	1.13%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices. Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is 30% equity investment and 70% fixed income assets and other short term investments and cash equivalents. The investment objective of the allocation in equity investments emphasizes long term capital appreciation. These equity investments are diversified across market capitalization, industries, style and geographical location. The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation. The primary objective of the investment philosophy is capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 22 – Fair Value of Financial Instruments).

	2020	2019
	(in thousands)
Level 1:
Cash	$11	$13
Mutual funds:
Short-term investments:
Money market	93	55
Fixed Income:	4,450	4,327
Equities:
Large cap	783	617
International large cap	1,246	1,032
	$6,583	$6,044

The mutual funds are actively traded with market quotes available on at least a daily basis. Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 3.20% at December 31, 2019 to 2.42% at December 31, 2020 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2020 are as follows:

(in thousands)
2021	$227
2022	262
2023	286
2024	334
2025	343
Year 2026 - 2030	1,706

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

Selected financial information for the two SERP plans is as follows:

	2020	2019
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,747	$5,398
Service cost	155	146
Interest cost	151	202
Actuarial loss	472	378
Benefits paid	(377)	(377)
Benefit obligation at the end of the year	6,148	5,747

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	377	377
Benefits paid	(377)	(377)
Fair value of plan assets at the end of year	-	-

Funded status	$(6,148)	$(5,747)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(6,148)	$(5,747)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,746	$1,624
Prior service cost	62	93
Net amount recognized in equity - pre-tax	$1,808	$1,717

Accumulated benefit obligation at year end	$5,920	$5,432

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2020	2019	2018
Discount rate for projected benefit obligation	1.66%	2.72%	3.84%
Discount rate for net periodic pension cost	2.72%	3.84%	3.09%
Salary scale	3.00%	6.00%	6.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 2.72% at December 31, 2019 to 1.66% at December 31, 2020 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2020	2019	2018
	(in thousands)
Service cost	$155	$146	$187
Interest cost	151	202	137
Net amortization and deferral	381	266	117
Net periodic benefit cost	$687	$614	$441

Expected benefit payments under the SERP over the next ten years at December 31, 2020 are as follows:

(in thousands)
2021	$285
2022	408
2023	285
2024	3,095
2025	285
Year 2026 - 2030	1,126

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements. Aggregate expense under these plans was approximately $0.1 million in 2020, $0.2 million in 2019, and $0.1 million in 2018. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.8 million at December 31, 2020, $1.9 million at December 31, 2019 and $2.1 million at December 31, 2018.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $34.0 million and $29.4 million at December 31, 2020 and 2019, respectively. The Company acquired bank owned life insurance policies with an aggregate cash surrender value of $3.9 million from FSB during 2020. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Company acquired a deferred compensation plan from FSB during 2020 which requires the Company to make scheduled payments to the participants. At December 31, 2020, this plan consisted of one participant that receives $5 thousand monthly payments through June 2033. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $0.8 million at December 31, 2020.

The Company also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $1.2 million in 2020 and $1.0 million in both 2019 and 2018.

14.STOCK-BASED COMPENSATION

At December 31, 2020, the Company had two stock-based compensation plans, which are described below. The compensation cost charged against income for those plans was $0.6 million, $0.7 million, and $0.6 million for 2020, 2019, and 2018, respectively, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option and restricted stock expense is recorded on a straight-line basis over the expected vesting term. In addition, expenses for director stock-based compensation were recognized to reflect $0.3 million in 2020, and $0.2 million in 2019 and 2018, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2019 Long-Term Equity Incentive Plan

Under the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 Plan”) and, prior to the adoption of the 2019 Plan by shareholders in April 2019, under the Company’s 2009 Long-Term Incentive Plan (the “2009 Plan” and together with the 2019 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries. Under the Equity Plans, the Company was authorized to issue up to 603,883 shares of common stock. Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 12 months through 5 years. At December 31, 2020, there were a total of 253,941 shares available for grant under the 2019 Plan. The Company may no longer make grants under the 2009 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2020	2019	2018
Dividend Yield	4.55%	2.88%	2.04%
Expected Life (years)	7.09	6.96	6.81
Expected Volatility	26.64%	17.36%	16.57%
Risk-free Interest Rate	0.63%	2.47%	2.82%
Weighted Average Fair Value	$3.41	$5.01	$7.63

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

Stock options activity for 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2019	215,560	$27.54
Granted	39,520	25.51
Exercised	(10,909)	16.26
Expired	-	-
Forfeited	-	-
Balance, December 31, 2020	244,171	$27.71	5.68	$913

Exercisable, December 31, 2020	161,950	$25.38	4.09	$836

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $0.3 million. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2021	$123
2022	87
2023	42
2024	27

Restricted stock award activity for 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	39,811	$37.45
Granted	24,149	29.08
Vested	(20,195)	36.15
Forfeited	(501)	39.42
Balance, December 31, 2020	43,264	$33.36

As of December 31, 2020, there was $1.1 million in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2021	$641
2022	260
2023	120
2024	81

During fiscal years 2020, 2019, and 2018, the following activity occurred under the Company’s plans:

	2020	2019	2018
	(in thousands)
Total intrinsic value of stock options exercised	$206	$770	$1,237
Total fair value of restricted stock awards vested	$577	$610	$736

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2020, there were 72,977 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date. Under the Purchase Plan, the Company issued 19,434, 11,712, and 10,821 shares to employees in 2020, 2019, and 2018, respectively. Compensation cost is calculated by the value of the 15% discount only. The compensation cost that was charged against income for the Purchase Plan was less than $0.1 million in 2020, 2019, and 2018.

15.INCOME TAXES

The components of the provision for income taxes were as follows:

	2020	2019	2018
	(in thousands)
Current federal tax expense	$2,283	$4,639	$1,182
Current state tax expense	1,131	1,160	606
Total current tax expense	3,414	5,799	1,788

Deferred federal tax expense (benefit)	$(1,356)	$(513)	$-
Deferred state tax expense (benefit)	(496)	(58)	495
Total deferred tax expense (benefit)	(1,852)	(571)	495

Total income tax provision	$1,562	$5,228	$2,283

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$2,690	21%	$4,671	21%	$3,914	21%
Change in taxes resulting from:
Tax-exempt income	(203)	(2)	(213)	(1)	(287)	(2)
Historic tax credit	(1,643)	(13)	(81)	-	(2,043)	(11)
State taxes, net of federal benefit	502	4	870	4	871	5
Other items, net	216	2	(19)	-	(172)	(1)
Income tax provision	$1,562	12%	$5,228	24%	$2,283	12%

In 2020 and 2018, the Company recognized significant impact from its investments in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State after the historic structures were placed in service. At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting.  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets. There were no significant historic tax credit transactions during 2019.

The following table presents the impact on the results of operations from the Bank’s historic tax credit activity for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018

Loss on tax credit investment	$(2,475)	$(158)	$(2,870)
Refundable state historic tax credit	1,857	115	1,982
Income tax benefit	1,643	81	2,043
Total HTC income	$1,025	$38	$1,155

At December 31, 2020 and 2019 the components of the net deferred tax asset were as follows:

	2020	2019
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,864	$1,584
Allowance for loan and lease losses	5,247	3,876
Deferred compensation	538	558
Loss on investment in tax credit	415	444
Stock options granted	181	192
Historic tax credit carryforward	180	-
Lease liabilities	1,476	1,078
State net operating loss	316	-
Deferred loan fees and costs	698	-
Fair value adjustments of business combinations	1,071	-
Other	52	37
Gross deferred tax assets	$12,038	$7,769

Deferred tax liabilities:
Depreciation and amortization	$1,635	$1,614
Right of use assets	1,369	965
Prepaid expenses	265	617
Net unrealized gains on securities	840	183
Mortgage servicing asset	238	144
Other	35	71
Gross deferred tax liabilities	$4,382	$3,594

Valuation allowance	-	(218)
Net deferred tax asset	$7,656	$3,957

The net deferred tax asset at December 31, 2020 and 2019 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, including assessing all positive and negative evidence and the weight of such evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2020.

Since historic tax credit investments are capital assets for federal income tax purposes, any loss recognized when an investment is ultimately sold will give rise to a capital loss that can only be realized to offset capital gain. As the Company’s ability to generate capital gain is limited, its assessment of the deferred tax asset may warrant the need for a valuation allowance to be recorded if it is determined the asset is more-likely-than-not to not be realized. The expected capital loss includes the projected tax basis after claiming the tax credit, tax losses, and cash distributions. There was no valuation allowance at December 31, 2020 compared with $0.2 million at

December 31, 2019. While the Company does not typically generate capital gains, during the fourth quarter of 2020, the Company recognized a capital gain in connection with the sale of property that resulted in a reversal of the valuation allowance on the net deferred tax asset for the investment in historic tax credits.

The state historic tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018.

There were no accrued penalties and interest at December 31, 2020 and 2019.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. The tax years 2017-2019 remain subject to examination by the IRS. In 2019, the Company concluded a New York State audit covering the tax years 2015-2016. This audit concluded with no material adverse findings. The tax years 2017-2019 remain subject to examination by the New York State Department of Taxation & Finance.

16. REVENUE RECOGNITION OF NON-INTEREST INCOME

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

•Insurance claims services revenue is recorded at Frontier Claims Services, Inc. (“FCS”).

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

A disaggregation of the total insurance service and other fees at December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(in thousands)
Commercial property and casualty insurance commissions	$4,023	$4,014	$3,541
Personal property and casualty insurance commissions	3,388	3,416	3,067
Employee benefits sales commissions	1,173	1,136	855
Profit sharing and contingent revenue	1,077	1,050	905
Wealth management and other financial services	516	517	563
Insurance claims services revenue	292	453	305
Other insurance-related revenue	141	102	129
Total insurance service and other fees	$10,610	$10,688	$9,365

Service charges on deposit accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Similarly, overdraft fees are recognized at the point in time that the overdraft occurs as this corresponds with the Company's performance obligation. Service charges on deposit accounts are withdrawn from the customer's account balance.

Interchange fee income

The Company earns interchange fees from cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses.

17.OTHER LIABILITIES

Other liabilities at December 31 were as follows:

	2020	2019
	(in thousands)
Retirement compensation liabilities	$9,311	$8,308
Accounts payable	6,310	5,211
Taxes Payable	-	1,657
Historic tax credit investment	2,076	-
Interest payable	269	677
Loan participation payable	337	437
Other	141	138
Total other liabilities	$18,444	$16,428

18.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate outstanding principal balance of loans to such related parties on December 31, 2020 and 2019 was $3.4 million and $1.7 million, respectively. During 2020, there were $6.9 million of advances and new loans to such related parties, and repayments amounted to $5.2 million. Deposits from related parties were $2.3 million and $4.1 million as of December 31, 2020 and 2019, respectively.

19.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
	(in thousands)

Commitments to extend credit	$359,152	$331,974
Standby letters of credit	3,803	4,309
Total	$362,955	$336,283

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

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $1.1 million in 2021, $1.0 million 2022, $0.8 million 2023, $0.7 million in 2023, $0.6 million in 2025 and $2.2 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income was $1.0 million in 2020 and $0.7 million in both 2019 and 2018.

20.CONCENTRATIONS OF CREDIT

All of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s primary market areas of the Western and Finger Lakes regions of New York State. Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area. The concentrations of credit by type of loan are set forth in Note 4 to these Consolidated Financial Statements, "Loans and the Allowance for Loan Losses." The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

21.SEGMENT INFORMATION

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

The following tables set forth information regarding these segments for the years ended December 31, 2020, 2019, and 2018.

	2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$59,793	$(11)	$59,782
Provision for loan losses	5,351	-	5,351
Net interest income (expense) after
provision for loan losses	54,442	(11)	54,431
Insurance service and fees	488	10,122	10,610
Other non-interest income	7,623	4	7,627
Amortization expense	15	518	533
Other non-interest expense	51,322	8,005	59,327
Income before income taxes	11,216	1,592	12,808
Income tax provision	1,143	419	1,562
Net income	$10,073	$1,173	$11,246

	2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$52,152	$(97)	$52,055
Provision for loan losses	75	-	75
Net interest income (expense) after
provision for loan losses	52,077	(97)	51,980
Insurance service and fees	480	10,208	10,688
Other non-interest income	7,232	162	7,394
Amortization expense	-	448	448
Other non-interest expense	38,961	8,411	47,372
Income before income taxes	20,828	1,414	22,242
Income tax provision	4,860	368	5,228
Net income	$15,968	$1,046	$17,014

	2018
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$48,228	$(121)	$48,107
Provision for loan losses	1,402	-	1,402
Net interest income (expense) after
provision for loan losses	46,826	(121)	46,705
Insurance service and fees	541	8,824	9,365
Other non-interest income	5,862	-	5,862
Amortization expense	-	280	280
Other non-interest expense	35,683	7,330	43,013
Income before income taxes	17,546	1,093	18,639
Income tax provision	1,999	284	2,283
Net income	$15,547	$809	$16,356

	December 31,	December 31,
	2020	2019
	(in thousands)
Identifiable Assets, Net
Banking activities	$2,025,498	$1,443,611
Insurance agency activities	18,617	16,619
Consolidated Total Assets	$2,044,115	$1,460,230

22.FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three levels of inputs to fair value measurements:

•Level 1 inputs are quoted prices for identical instruments in active markets;

•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•Level 3 inputs are unobservable inputs.

Observable market data should be used when available.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a recurring basis at December 31, 2020 and 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2020
Securities available-for-sale:
US government agencies	$-	$68,098	$-	$68,098
States and political subdivisions	-	7,524	-	7,524
Mortgage-backed securities	-	86,774	-	86,774
Mortgage servicing rights	-	-	917	917

December 31, 2019
Securities available-for-sale:
US government agencies	$-	$28,155	$-	$28,155
States and political subdivisions	-	3,351	-	3,351
Mortgage-backed securities	-	96,416	-	96,416
Mortgage servicing rights	-	-	555	555

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

On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2020 or 2019.

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

The following table summarizes the changes in fair value for items measured at fair value (Level 3) on a recurring basis using significant unobservable inputs during the years ended December 31:

(in thousands)	2020	2019	2018
Mortgage servicing rights - January 1	$555	$609	$586
Gains/(Losses) included in earnings	(381)	(178)	(22)
Additions from business combinations	639	-	-
Additions from loan sales	104	124	45
Mortgage servicing rights - December 31	$917	$555	$609

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	December 31, 2020	December 31, 2019
Servicing fees	0.25%	0.25%
Discount rate	9.04%	9.00%
Prepayment rate (CPR)	9.73%	8.21%

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a nonrecurring basis at December 31, 2020 and 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2020
Collateral dependent impaired loans	$-	$-	$7,496	$7,496

December 31, 2019
Collateral dependent impaired loans	$-	$-	$15,735	$15,735

Impaired loans

Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. The Company evaluates and values collateral dependent impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral value has a unique appraisal and management’s discount of the value is based on factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which ranges from 10%-50%. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $8.8 million, with an allowance for loan loss of $1.3 million, at December 31, 2020 compared with $16.0 million and $0.3 million, respectively, at December 31, 2019.

At December 31, 2020 and 2019, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$97,604	$97,604	$38,857	$38,857
Level 2:
Available for sale securities	162,396	162,396	127,922	127,922
FHLB and FRB stock	5,793	5,793	3,544	3,544
Level 3:
Held to maturity securities	4,204	4,271	2,386	2,392
Loans, net	1,673,379	1,720,878	1,211,356	1,222,386
Mortgage servicing rights	917	917	555	555

Financial liabilities:
Level 1:
Demand deposits	$436,157	$436,157	$263,717	$263,717
NOW deposits	230,751	230,751	140,654	140,654
Savings deposits	825,947	825,947	587,142	587,142
Level 2:
Securities sold under agreement to
repurchase	4,093	4,093	2,425	2,425
Other borrowed funds	44,698	45,547	10,000	9,997
Subordinated debt	30,872	31,394	11,330	11,330
Level 3:
Time deposits	278,554	280,059	275,927	277,051

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

Subordinated Debt

Subordinated debt consists of subordinated notes and trust preferred capital securities. There is no active market for the Company’s trust preferred capital securities and there have been no issuances of similar instruments in recent years.  The Company looked at a market bond index to estimate a discount margin to value the debentures.  The discount margin was very similar to the spread to LIBOR established at the issuance of the debentures.  As a result, the Company determined that the fair value of the adjustable-rate debentures approximates their face amount. The Company utilizes active markets with similar assets to determine the fair value of the subordinated notes.

Pension Plan Assets

Refer to Note 13 to these Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans” for the fair value analysis of the Pension Plan assets.

23.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes that as of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from their regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier I, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category rating.

The Bank’s actual capital amounts and ratios were as follows:

	December 31, 2020
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$181,916	12.69%	$64,633	4.5%	$93,358	6.5%

Total Capital
(to Risk Weighted Assets)	$199,863	13.94%	$114,902	8.0%	$143,628	10.0%

Tier I Capital
(to Risk Weighted Assets)	$181,916	12.69%	$86,177	6.0%	$114,902	8.0%

Tier I Capital
(to Average Assets)	$181,916	8.96%	$81,329	4.0%	$101,662	5.0%

	December 31, 2019
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$147,618	12.08%	$55,099	4.5%	$85,710	7.0%

Total Capital
(to Risk Weighted Assets)	$162,793	13.32%	$97,954	8.0%	$128,566	10.5%

Tier I Capital
(to Risk Weighted Assets)	$147,618	12.08%	$73,466	6.0%	$104,076	8.5%

Tier I Capital
(to Average Assets)	$147,618	10.15%	$58,397	4.0%	$72,996	5.0%

Dividends are paid as declared by the Board of Directors. Under New York law, the Company may pay dividends only if it is solvent and would not be rendered insolvent by the dividend payment and only from unrestricted and unreserved earned surplus, or if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Company and the Bank are subject to dividend restrictions imposed by the FRB and the OCC, respectively. In general, it is the policy of the FRB that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company is consistent with the organization’s capital needs, asset quality and overall financial condition. Dividends may be paid by the Bank only if it would not impair the Bank’s capital structure, if the Bank’s surplus is at least equal to its common capital and if the dividends declared in any year do not exceed the total of retained net profits in that year combined with retained profits of the preceding two years.

24.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
ASSETS
Cash	$1,642	$1,027
Other assets	485	407
Investment in subsidiaries	198,873	159,620
Total assets	$201,000	$161,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Subordinated debt	$30,872	$11,330
Other liabilities	1,223	1,271
Total liabilities	32,095	12,601

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$168,905	$148,453
Total liabilities and stockholders’ equity	$201,000	$161,054

CONDENSED STATEMENTS OF INCOME

	December 31,
	2020	2019	2018
	(in thousands)
Dividends from subsidiaries	$4,500	$4,500	$8,300

Income	-	4	147

Expenses	(3,290)	(1,323)	(927)

Income before equity in undistributed
earnings of subsidiaries	1,210	3,181	7,520

Equity in undistributed earnings of subsidiaries	10,036	13,833	8,836

Net income	11,246	17,014	16,356

Other comprehensive income	-	-	-

Comprehensive income	$11,246	$17,014	$16,356

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2020	2019	2018
	(in thousands)
Operating Activities:
Net income	$11,246	$17,014	$16,356
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(10,036)	(13,833)	(8,836)
Changes in assets and liabilities affecting cash flow:
Other assets	(78)	130	(470)
Other liabilities	(48)	4	250
Other	314	180	153
Net cash provided by operating activities	1,398	3,495	7,453

Investing Activities:
Proceeds from equity securities sales	-	-	1,960
Investment in subsidiaries	(15,000)	-	(5,000)
Net cash used in investing activities	(15,000)	-	(3,040)

Financing Activities:
Proceeds from issuance of common stock	717	1,178	1,025
Cash dividends paid	(5,991)	(5,092)	(4,428)
Proceeds from long-term borrowings	20,000	-	-
Debt Issuance Cost of Long Term Borrowings	(509)	-	-
Net cash used in financing activities	14,217	(3,914)	(3,403)

Net increase (decrease) in cash	615	(419)	1,010

Cash beginning of year	1,027	1,446	436

Cash ending of year	$1,642	$1,027	$1,446

25.SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
2020
Interest income	$18,175	$17,766	$17,069	$15,823
Interest expense	1,744	2,124	2,136	3,047
Net interest income	16,431	15,642	14,933	12,776
Provision (credit) for loan loss	(126)	1,881	597	2,999
Non-interest income	4,803	5,857	4,239	3,338
Non-interest expense	14,510	14,468	18,012	12,870
Income tax provision	821	606	94	41
Net income	6,029	4,544	469	204
Earnings per share basic	1.12	0.85	0.09	0.04
Earnings per share diluted	1.11	0.84	0.09	0.04

2019
Interest income	$16,028	$16,845	$16,325	$15,542
Interest expense	3,236	3,224	3,191	3,034
Net interest income	12,792	13,621	13,134	12,508
Provision (credit) for loan loss	(122)	(431)	90	538
Non-interest income	3,993	5,164	4,730	4,195
Non-interest expense	12,171	12,276	12,149	11,224
Income tax provision	988	1,776	1,243	1,221
Net income	3,748	5,164	4,382	3,720
Earnings per share basic	0.76	1.05	0.90	0.77
Earnings per share diluted	0.75	1.04	0.88	0.75

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2020 were not effective because of the material weakness described below.

Notwithstanding the material weakness described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. In addition, the material weakness described below did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

(b)Management's Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2020 using the criteria set forth in the report of the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) - Internal Control - Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective based on the COSO criteria because management identified a material weakness in the system of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the fourth quarter of 2020, management determined a material weakness with respect to its internal controls over deposit data within the deposit accounting system. The Company did not have an independent review of new deposit account information and there were design deficiencies in relation to the completeness of controls over file maintenance and master-file changes.

The material weakness described above resulted in a material weakness in the design of internal controls over financial reporting as of December 31, 2020. The material weakness did not result in any changes to the Company’s financial results for the year ended December 31, 2020.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation Efforts

Management, with the oversight of the audit committee, has taken the following steps and will continue to take steps that management and the audit committee believe will remediate the material weakness. As part of these steps:

•Management reviewed the material weakness with our audit committee and the appropriate levels of management.

•Management is formulating a formal review process over deposit data entry (including new deposits, file maintenance and master-file changes) and requires that an additional review be made utilizing core system generated reports and other core system tools available to the Company.

Management believes that these changes have and will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence as of December 31, 2020. Additional changes will be implemented if determined necessary.

Although the Company’s remediation efforts are underway and are expected to be completed in the near future, the Company’s material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

(c)Changes in Internal Control Over Financial Reporting. Except as noted above, no changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

None

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Delinquent Section 16(a) Reports," “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2021 annual meeting of shareholders to be held on May 4, 2021 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm (Crowe LLP)

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Income - Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019 and 2018

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
2.1

Agreement and Plan of Reorganization, dated December 19, 2019, by and between Evans Bancorp, Inc., MMS Merger Sub, Inc. and FSB Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019)

3.1

Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a to the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

3.1.1

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

4.5

Description of Evans Bancorp, Inc. Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed on March 12, 2020).

4.6

Indenture, dated as of July 9, 2020, by and between Evans Bancorp, Inc. and UMB Bank, National Association, as trustee, including form of 6.00% Fixed-to-Floating Rate Subordinated Note due 2030 of Evans Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on July 9, 2020).

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

10.15*

Restricted Stock Award Agreement granted by Evans Bancorp, Inc. to Employees under the Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed on August 4, 2010).

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
10.23*

Employment Agreement, dated as of July 1, 2018, by and between The Evans Agency, LLC and Aaron Whitehouse (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed on March 12, 2020).

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

10.28*

Non-Competition Agreement, dated as of March 3, 2020, by and between Evans Bancorp, Inc. and Kevin Maroney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 1, 2020).

10.29*

Amendment Number One, dated as of September 21, 2020, to the Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and David J. Nasca, executed and delivered by the Company and the Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 25, 2020).

10.30*	Evans Bank Excels Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 22, 2021).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed on March 12, 2020).
23.1	Independent Registered Public Accounting Firm’s Consent from Crowe LLP (filed herewith).
23.2	Independent Registered Public Accounting Firm’s Consent from KPMG LLP (filed herewith).
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2020 and 2019; (ii) Consolidated Statements of Income – years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2020, 2019, and 2018; (iv) Consolidated Statements of Cash Flows – years ended December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

EVANS BANCORP, INC.

By:	/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer
Date: March 19, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 19, 2021
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2021
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	March 19, 2021
Lee C. Wortham

/s/ Michael A. Battle	Director	March 19, 2021
Michael A. Battle

/s/ James E. Biddle, Jr.	Director	March 19, 2021
James E. Biddle, Jr.

/s/ Jody L. Lomeo	Director	March 19, 2021
Jody L. Lomeo

/s/ Kevin D. Maroney	Director	March 19, 2021
Kevin D. Maroney

/s/ Robert G. Miller, Jr.	Director	March 19, 2021
Robert G. Miller, Jr.

/s/ Kimberley A. Minkel	Director	March 19, 2021
Kimberley A. Minkel

/s/ Christina P. Orsi	Director	March 19, 2021
Christina P. Orsi

/s/ David R. Pfalzgraf, Jr.	Director	March 19, 2021
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 19, 2021
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 19, 2021
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 19, 2021
Thomas H. Waring, Jr.