Form 10-Q
period 2021-03-31
EVANS BANCORP INC
filed 2021-05-03
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,433,604 shares as of April 29, 2021.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND DECEMBER 31, 2020
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$10,562	$13,702
Interest-bearing deposits at banks	105,658	83,902
Securities:
Available for sale, at fair value (amortized cost: $192,352 at March 31, 2021;	190,338	162,396
$159,157 at December 31, 2020)
Held to maturity, at amortized cost (fair value: $4,697 at March 31, 2021;	4,674	4,204
$4,271 at December 31, 2020)
Federal Home Loan Bank common stock, at cost	3,551	3,470
Federal Reserve Bank common stock, at cost	2,782	2,323
Loans, net of allowance for loan losses of $20,701 at March 31, 2021
and $20,415 at December 31, 2020	1,726,527	1,673,379
Properties and equipment, net of accumulated depreciation of $20,436 at March 31, 2021
and $19,963 at December 31, 2020	19,065	19,305
Goodwill	12,713	12,713
Intangible assets	2,104	2,238
Bank-owned life insurance	34,152	33,989
Operating lease right-of-use asset	5,058	5,282
Other assets	27,081	27,212

TOTAL ASSETS	$2,144,265	$2,044,115

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$486,386	$436,157
NOW	238,769	230,751
Savings	924,781	825,947
Time	222,002	278,554
Total deposits	1,871,938	1,771,409

Securities sold under agreement to repurchase	5,682	4,093
Other borrowings	41,699	44,698
Operating lease liability	5,463	5,694
Other liabilities	21,612	18,444
Subordinated debt	30,897	30,872
Total liabilities	1,977,291	1,875,210

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,428,993 and 5,411,384 shares issued at March 31, 2021 and December 31, 2020, respectively, and 5,428,993 and 5,411,384 outstanding at March 31, 2021
and December 31, 2020, respectively	2,716	2,708
Capital surplus	76,673	76,394
Retained earnings	92,117	90,522
Accumulated other comprehensive income (loss), net of tax	(4,532)	(719)
Total stockholders' equity	166,974	168,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,144,265	$2,044,115

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Loans	$17,066	$14,546
Interest-bearing deposits at banks	16	181
Securities:
Taxable	832	1,049
Non-taxable	56	47
Total interest income	17,970	15,823
INTEREST EXPENSE
Deposits	886	2,876
Other borrowings	88	47
Subordinated debt	399	124
Total interest expense	1,373	3,047
NET INTEREST INCOME	16,597	12,776
PROVISION FOR LOAN LOSSES	313	2,999
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,284	9,777
NON-INTEREST INCOME
Deposit service charges	572	628
Insurance service and fees	2,502	2,425
Gain on loans sold	-	51
Bank-owned life insurance	163	160
Loss on tax credit investment	-	(2,475)
Refundable state historic tax credit	-	1,857
Interchange fee income	490	382
Other	839	310
Total non-interest income	4,566	3,338
NON-INTEREST EXPENSE
Salaries and employee benefits	9,044	7,797
Occupancy	1,187	861
Advertising and public relations	263	269
Professional services	959	914
Technology and communications	1,264	1,096
Amortization of intangibles	135	130
FDIC insurance	300	179
Merger-related	-	460
Other	1,213	1,164
Total non-interest expense	14,365	12,870
INCOME BEFORE INCOME TAXES	6,485	245
INCOME TAX PROVISION	1,633	41
NET INCOME	$4,852	$204
Net income per common share-basic	$0.89	$0.04
Net income per common share-diluted	$0.89	$0.04
Weighted average number of common shares outstanding	5,421,837	4,936,947
Weighted average number of diluted shares outstanding	5,463,674	4,992,214

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands)
	Three Months Ended March 31,
	2021	2020

NET INCOME	$4,852	$204

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities	(3,889)	1,835
Defined benefit pension plans:
Amortization of prior service cost	6	5
Amortization of actuarial loss	70	82
Total	76	87
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(3,813)	1,922
COMPREHENSIVE INCOME	$1,039	$2,126

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			204		204
Other comprehensive income				1,922	1,922
Cash dividends ($0.58 per common share)			(2,867)		(2,867)
Stock compensation expense		257			257
Reissued 310 restricted shares					-
Issued 5,930 restricted shares, net of forfeitures	3	(3)			-
Issued 7,279 shares in stock option exercises	4	123			127
Balance, March 31, 2020	$2,474	$63,679	$82,604	$(661)	$148,096

Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$168,905
Net Income			4,852		4,852
Other comprehensive income				(3,813)	(3,813)
Cash dividends ($0.60 per common share)			(3,257)		(3,257)
Stock compensation expense		233			233
Issued 8,280 restricted shares, net of forfeitures	4	(4)			-
Issued 9,329 shares in stock option exercises	4	50			54
Balance, March 31, 2021	$2,716	$76,673	$92,117	$(4,532)	$166,974

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands)
	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Interest received	$17,080	$15,968
Fees received	5,183	4,113
Interest paid	(1,790)	(2,248)
Cash paid to employees and vendors	(15,000)	(11,362)
Income taxes paid	(187)	(103)
Proceeds from sale of loans held for sale	-	3,739
Originations of loans held for sale	-	(3,335)

Net cash provided by operating activities	5,286	6,772

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(40,301)	(46,322)
Proceeds from sales, maturities, calls, and payments	6,421	17,430
Held to maturity securities:
Purchases	(515)	(511)
Proceeds from maturities, calls, and payments	45	50
Additions to properties and equipment	(233)	(491)
Purchase of tax credit investment	-	(3,116)
Net cash used in acquisitions	-	(683)
Sale of other real estate	129	-
Net increase in loans	(51,764)	(20,449)

Net cash used in investing activities	(86,218)	(54,092)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	897	147
Repayments from long-term borrowings, net	(2,131)	-
Net increase in deposits	100,728	60,157
Issuance of common stock	54	127

Net cash provided by financing activities	99,548	60,431

Net increase in cash and cash equivalents	18,616	13,111

CASH AND CASH EQUIVALENTS:
Beginning of period	97,604	38,857
End of period	$116,220	$51,968

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands)
	Three Months Ended March 31,
	2021	2020

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$4,852	$204

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	440	538
Deferred tax benefit	(1,971)	(1,001)
Provision for loan losses	313	2,999
Loss on tax credit investment	-	2,475
Changes in refundable state historic tax credit	-	(1,857)
Loss on sales of assets	22	-
Gain on loans sold	-	(51)
Stock compensation expense	233	257
Proceeds from sale of loans held for sale	-	3,739
Originations of loans held for sale	-	(3,335)
Changes in assets and liabilities affecting cash flow:
Other assets	(1,553)	(225)
Other liabilities	2,950	3,029

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,286	$6,772

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 31, 2021 AND 2020

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

The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “10-K”). There have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K.

COVID-19 – Risks & Uncertainties

The Company’s operations and financial results have been significantly impacted by the COVID-19 pandemic. The spread of COVID-19 has caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption may adversely impact several industries within the Company's geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans and mortgage servicing rights.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. Management engaged a third-party specialist to develop the fair value estimate of certain FSB’s assets and liabilities as of the acquisition date. The assets and liabilities, both tangible and intangible were recorded at their fair values as of May 1, 2020. The application of the acquisition method of accounting resulted in the recognition of goodwill of $1.8 million and a core deposit intangible of $0.2 million. Goodwill arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies and is not tax deductible.

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

Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $0.5 million for the three months ended March 31, 2020. These expenses were recorded in merger-related expense on the consolidated statements of income. There were no merger-related expenses during the three months ended March 31, 2021.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2020. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of FSB for the three months ended March 31, 2020.

Three months ended
March 31, 2020
(in thousands)
Net interest income after provision	$12,000
Non-interest income	3,751
Non-interest expense	14,944
Net income	620

The unaudited supplemental pro forma information for the three months ended March 31, 2020 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in the three months ended March 31, 2020 are assumed to have occurred prior to January 1, 2020. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

3. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$75,224	$418	$(2,946)	$72,696
States and political subdivisions	7,164	133	(3)	7,294
Total debt securities	82,388	551	(2,949)	79,990

Mortgage-backed securities:
FNMA	38,045	533	(508)	38,070
FHLMC	7,443	97	(145)	7,395
GNMA	5,726	45	(60)	5,711
SBA	20,197	411	(98)	20,510
CMO	38,553	556	(447)	38,662
Total mortgage-backed securities	109,964	1,642	(1,258)	110,348

Total securities designated as available for sale	$192,352	$2,193	$(4,207)	$190,338

Held to Maturity:
Debt securities
States and political subdivisions	$4,674	$30	$(7)	$4,697

Total securities designated as held to maturity	$4,674	$30	$(7)	$4,697

	December 31, 2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$67,619	$731	$(252)	$68,098
States and political subdivisions	7,362	169	(7)	7,524
Total debt securities	74,981	900	(259)	75,622

Mortgage-backed securities:
FNMA	24,265	654	(50)	24,869
FHLMC	3,739	111	(1)	3,849
GNMA	2,006	58	(1)	2,063
SBA	20,949	914	(33)	21,830
CMO	33,217	946	-	34,163
Total mortgage-backed securities	84,176	2,683	(85)	86,774

Total securities designated as available for sale	$159,157	$3,583	$(344)	$162,396

Held to Maturity:
Debt securities
States and political subdivisions	$4,204	$67	$-	$4,271

Total securities designated as held to maturity	$4,204	$67	$-	$4,271

Available for sale securities with a total fair value of $164 million and $135 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2021 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2021
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$1,779	$1,781
Due after one year through five years	7,995	8,163
Due after five years through ten years	35,125	35,104
Due after ten years	37,489	34,942
	82,388	79,990

Mortgage-backed securities
available for sale	109,964	110,348

Total	$192,352	$190,338

Debt securities held to maturity:

Due in one year or less	$3,738	$3,741
Due after one year through five years	448	471
Due after five years through ten years	45	47
Due after ten years	443	438
Total	$4,674	$4,697

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three month periods ended March 31, 2021 and 2020. Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2021 and December 31, 2020 is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	March 31, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$50,680	$(2,946)	$-	$-	$50,680	$(2,946)
States and political subdivisions	205	(3)	-	-	205	(3)
Total debt securities	50,885	(2,949)	-	-	50,885	(2,949)

Mortgage-backed securities:
FNMA	20,847	(507)	27	(1)	20,874	(508)
FHLMC	4,045	(145)	-	-	4,045	(145)
GNMA	4,083	(60)	-	-	4,083	(60)
SBA	4,257	(65)	1,377	(33)	5,634	(98)
CMO	14,166	(447)	-	-	14,166	(447)
Total mortgage-backed securities	47,398	(1,224)	1,404	(34)	48,802	(1,258)

Held to Maturity:
Debt securities:
States and political subdivisions	361	(7)	-	-	361	(7)

Total temporarily impaired
securities	$98,644	$(4,180)	$1,404	$(34)	$100,048	$(4,214)

	December 31, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$33,801	$(252)	$-	$-	$33,801	$(252)
States and political subdivisions	207	(1)	180	(6)	387	(7)
Total debt securities	34,008	(253)	180	(6)	34,188	(259)

Mortgage-backed securities:
FNMA	3,354	(39)	1,391	(11)	4,745	(50)
FHLMC	182	(1)	-	-	182	(1)
GNMA	154	(1)	-	-	154	(1)
SBA	-	-	1,392	(33)	1,392	(33)
CMO	121	-	-	-	121	-
Total mortgage-backed securities	3,811	(41)	2,783	(44)	6,594	(85)

Held to Maturity:
Debt securities:
States and political subdivisions	-	-	-	-	-	-

Total temporarily impaired
securities	$37,819	$(294)	$2,963	$(50)	$40,782	$(344)

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2021 and December 31, 2020 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the three months ended March 31, 2021 and did not record any OTTI charges during 2020. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2021	December 31, 2020
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$375,253	$365,351
Commercial and multi-family	721,658	706,276
Construction-Residential	5,632	7,509
Construction-Commercial	118,080	106,559
Home equities	82,450	82,602
Total real estate loans	1,303,073	1,268,297

Commercial and industrial loans	450,961	430,350
Consumer and other loans	678	151
Unaccreted yield adjustments*	(7,484)	(5,004)
Total gross loans	1,747,228	1,693,794
Allowance for loan losses	(20,701)	(20,415)
Loans, net	$1,726,527	$1,673,379

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated, including $6.9 million and $4.6 million of PPP fees at March 31, 2021 and December 31, 2020, respectively.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. At March 31, 2021, the Company had originated PPP loans totaling $292 million, included in commercial and industrial loans. As of March 31, 2021, $55 million in PPP loans had received SBA forgiveness. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees collected from the SBA for these loans totaled $11.5 million as of March 31, 2021, including $4.1 million collected in the three month period ended March 31, 2021. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. In the three month period ended March 31, 2021 the total amount of PPP fees recognized into interest income was $1.7 million.

In connection with the FSB acquisition, the Company acquired $271 million in total loans, primarily residential real estate loans. At March 31, 2021, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans. There was less than $0.1 million of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at March 31, 2021. At December 31, 2020, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.9 million and $0.8 million, respectively.

Also in connection with the FSB acquisition, the Company acquired a loan serving portfolio of $107 million in principal balances in which residential real estate loans were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three months periods ending March 31, 2021 and 2020.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. In the three month period ended March 31, 2021, the Company did not sell mortgages to FNMA. In the three month period ended March 31, 2020, the Company sold mortgages to FNMA totaling $3.7 million.

At March 31, 2021 and December 31, 2020, the Company had loan servicing portfolio principal balances of $158 million and $171 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.1 million and $0.9 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 there were no residential mortgages held for sale. At December 31, 2020 there were $0.8 million in residential mortgages held for sale.

There were $643 million and $630 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of March 31, 2021 and December 31, 2020, respectively.

Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, the accounting policy for loans acquired in a business combination, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. The increase in the watch category during 2020 was a result of the Company reclassifying all commercial loans that received a deferral into the watch or criticized categories. As the loans continue to pay as contracted the Company will reassess the watch classification. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of March 31, 2021, the Company’s hotel loan portfolio was $82 million, or approximately 6.3% of total commercial loans. Total criticized assets were $154 million at March 31, 2021 and $140 million at the end of the 2020.

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

March 31, 2021
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$69,738	$369,883	$439,621	$352,836
Watch	16,541	254,897	271,438	72,927
Special Mention	2,842	25,261	28,103	12,261
Substandard	28,959	71,617	100,576	12,937
Doubtful/Loss	-	-	-	-
Total	$118,080	$721,658	$839,738	$450,961

December 31, 2020
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$59,020	$317,854	$376,874	$314,322
Watch	17,218	300,061	317,279	95,117
Special Mention	2,041	17,656	19,697	6,555
Substandard	28,280	70,705	98,985	14,356
Doubtful/Loss	-	-	-	-
Total	$106,559	$706,276	$812,835	$430,350

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

March 31, 2021
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$435,191	$10,021	$52	$-	$5,697	$450,961
Residential real estate:
Residential	367,490	4,320	-	-	3,443	375,253
Construction	5,278	354	-	-	-	5,632
Commercial real estate:
Commercial	681,899	24,614	-	117	15,028	721,658
Construction	108,005	6,502	-	-	3,573	118,080
Home equities	80,895	260	74	-	1,221	82,450
Consumer and other	656	15	6	1	-	678
Total Loans	$1,679,414	$46,086	$132	$118	$28,962	$1,754,712

Note: Loan balances do not include $(7.5) million of unaccreted yield adjustments as of March 31, 2021.

December 31, 2020
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$419,409	$4,240	$122	$94	$6,485	$430,350
Residential real estate:
Residential	357,135	4,156	1,262	109	2,689	365,351
Construction	7,509	-	-	-	-	7,509
Commercial real estate:
Commercial	667,426	20,024	4,166	-	14,660	706,276
Construction	94,030	5,616	4,062	-	2,851	106,559
Home equities	80,044	744	604	14	1,196	82,602
Consumer and other	111	6	14	17	3	151
Total Loans	$1,625,664	$34,786	$10,230	$234	$27,884	$1,698,798

Note: Loan balances do not include $(5.0) million of unaccreted yield adjustments as of December 31, 2020.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended March 31, 2021 and 2020.

March 31, 2021
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan		(in thousands)
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	581	$20,415
Charge-offs	-	-	(60)	-	-	(60)
Recoveries	21	-	12	-	-	33
Provision (Credit)	(513)	819	60	51	(104)	313
Ending balance	$4,390	$14,068	$57	$1,709	$477	$20,701

*Includes construction loans

March 31, 2020
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan		(in thousands)
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(17)	-	(15)	(29)	(4)	(65)
Recoveries	32	-	16	-	-	48
Provision (Credit)	1,013	1,583	(65)	376	92	2,999
Ending balance	$5,575	$10,588	$91	$1,418	$485	$18,157

* Includes construction loans

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of March 31, 2021 and December 31, 2020:

March 31, 2021
(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$28	$-	$28

Individually evaluated for impairment	1,190	1,272	-	-	11	2,473

Collectively evaluated for impairment	3,200	12,796	57	1,681	466	18,200
Total	$4,390	$14,068	$57	$1,709	$477	$20,701

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$839	$-	$839

Individually evaluated for impairment	5,697	19,088	-	3,620	1,619	30,024

Collectively evaluated for impairment	445,264	820,650	678	376,426	80,831	1,723,849
Total	$450,961	$839,738	$678	$380,885	$82,450	$1,754,712

Note: Loan balances do not include $(7.5) million of unaccreted yield adjustments as of March 31, 2021.

* Includes construction loans

December 31, 2020
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

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,234	$1,402	$-	$1,344	$3
Residential real estate:
Residential	3,613	3,967	-	4,542	17
Construction	-	-	-	-	-
Commercial real estate:
Commercial	12,572	13,792	-	11,929	12
Construction	1,284	1,352	-	1,085	-
Home equities	1,510	1,733	-	1,719	2
Consumer and other	-	-	-	-	-
Total impaired loans	$20,213	$22,246	$-	$20,619	$34

	At March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,463	$4,655	$1,190	$4,139	$-
Residential real estate:
Residential	764	853	28	627	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	2,943	2,953	153	2,943	-
Construction	2,289	2,293	1,119	2,528	2
Home equities	109	109	11	109	-
Consumer and other	-	-	-	-	-
Total impaired loans	$10,568	$10,863	$2,501	$10,346	$2

	At March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,697	$6,057	$1,190	$5,483	$3
Residential real estate:
Residential	4,377	4,820	28	5,169	17
Construction	-	-	-	-	-
Commercial real estate:
Commercial	15,515	16,745	153	14,872	12
Construction	3,573	3,645	1,119	3,613	2
Home equities	1,619	1,842	11	1,828	2
Consumer and other	-	-	-	-	-
Total impaired loans	$30,781	$33,109	$2,501	$30,965	$36

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,706	$1,947	$-	$1,952	$8
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	12,210	12,840	-	12,397	209
Construction	1,295	1,352	-	1,315	-
Home equities	1,515	1,741	-	1,565	23
Consumer and other	-	-	-	-	-
Total impaired loans	$20,429	$21,949	$-	$20,983	$300

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,779	$4,993	$994	$4,938	$25
Residential real estate:
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	2,943	2,953	153	2,943	10
Construction	1,556	1,556	386	1,556	53
Home equities	109	109	11	109	1
Consumer and other	3	3	3	3	-
Total impaired loans	$9,390	$9,614	$1,547	$9,549	$89

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,485	$6,940	$994	$6,890	$33
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	15,153	15,793	153	15,340	219
Construction	2,851	2,908	386	2,871	53
Home equities	1,624	1,850	11	1,674	24
Consumer and other	3	3	3	3	-
Total impaired loans	$29,819	$31,563	$1,547	$30,532	$389

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	March 31, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,472	$1,472	$-	$309
Residential real estate:
Residential	1,652	637	1,015	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,367	2,880	487	-
Construction	-	-	-	-
Home equities	518	120	398	-
Consumer and other	-	-	-	-
Total TDR loans	$7,009	$5,109	$1,900	$309

	December 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,722	$1,722	$-	$370
Residential real estate:
Residential	1,632	587	1,045	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,408	2,915	493	-
Construction	-	-	-	-
Home equities	552	124	428	-
Consumer and other	-	-	-	-
Total TDR loans	$7,314	$5,348	$1,966	$370

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. The Company had applied this guidance and during 2020 had made 381 modifications of commercial loans with principal balances totaling $368 million, and approximately 298 modifications of consumer loans with principal balances totaling $37 million. COVID-19 related modifications made during the three months ended March 31, 2021 were not material.

The following tables present TDR activity by the type of concession granted to the borrower for the three periods ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction:
Combination of concessions	-	-	-	1	56	56
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the three month periods ended March 31, 2021 and 2020 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three month periods ended March 31, 2021 and 2020, the Company had an average of 41,837 and 55,267 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month periods ended March 31, 2021 and 2020, there was an average of 81,770 potentially anti-dilutive shares outstanding, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three months ended March 31, 2021 and 2020:

	Balance at December 31, 2020	Net Change	Balance at March 31, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(3,889)	$(1,492)
Net defined benefit pension plan adjustments	(3,116)	76	(3,040)
Total	$(719)	$(3,813)	$(4,532)

	Balance at December 31, 2019	Net Change	Balance at March 31, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$1,835	$2,357
Net defined benefit pension plan adjustments	(3,105)	87	(3,018)
Total	$(2,583)	$1,922	$(661)

	Three months ended March 31, 2021			Three months ended March 31, 2020
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(5,253)	$1,364	$(3,889)	$2,475	$(640)	$1,835

Defined benefit pension plan
adjustments:
Amortization of prior service cost	8	(2)	6	8	(3)	5
Amortization of actuarial loss	95	(25)	70	113	(31)	82
Net change	103	(27)	76	121	(34)	87

Other comprehensive (loss) income	$(5,150)	$1,337	$(3,813)	$2,596	$(674)	$1,922

7. NET PERIODIC BENEFIT COSTS

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month periods ended March 31, 2021 and 2020:

	Three months ended March 31,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2021	2020	2021	2020

Service cost	$-	$-	$37	$39
Interest cost	41	50	25	38
Expected return on plan assets	(89)	(81)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	24	25	71	88
Net periodic (benefit) cost	$(24)	$(6)	$141	$173

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

8. REVENUE RECOGNITION OF NON-INTEREST INCOME

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

A disaggregation of the total insurance service and other fees for the three months ended March 31, 2021 and 2020 is provided in the tables below:

	Three months ended March 31,
	2021	2020
	(in thousands)
Commercial property and casualty insurance commissions	$797	$867
Personal property and casualty insurance commissions	740	754
Employee benefits sales commissions	244	379
Profit sharing and contingent revenue	402	206
Wealth management and other financial services	180	121
Insurance claims services revenue	81	55
Other insurance-related revenue	58	43
Total insurance service and other fees	$2,502	$2,425

9. FAIR VALUE MEASUREMENT

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$72,696	$-	$72,696
States and political subdivisions	-	7,294	-	7,294
Mortgage-backed securities	-	110,348	-	110,348
Mortgage servicing rights	-	-	1,113	1,113

December 31, 2020
Securities available-for-sale:
US treasuries and government agencies	$-	$68,098	$-	$68,098
States and political subdivisions	-	7,524	-	7,524
Mortgage-backed securities	-	86,774	-	86,774
Mortgage servicing rights	-	-	917	917

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

On a quarterly basis, the Company reviews changes in the market value of its security portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis, the Company has its entire security portfolio priced by a second pricing service to determine consistency with another market evaluator. If, during the Company’s review or when comparing with another servicer, a material difference between pricing evaluations were to exist, the Company would submit an inquiry to the service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than the initial evaluation it can submit a challenge for a change to that security’s valuation.

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended March 31,
(in thousands)	2021	2020
Mortgage servicing rights - January 1	$917	$555
Gains/(Losses) included in earnings	196	(103)
Additions from loan sales	-	33
Mortgage servicing rights - March 31	$1,113	$485

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	March 31, 2021	December 31, 2020
Servicing fees	0.25%	0.25%
Discount rate	9.03%	9.04%
Prepayment rate (CPR)	8.12%	9.73%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis March 31, 2021 and December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2021
Collateral dependent impaired loans	$-	$-	$7,147	$7,147

December 31, 2020
Collateral dependent impaired loans	$-	$-	$7,496	$7,496

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are graded substandard or worse on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Collateral dependent impaired loans had a recorded investment of $9.5 million, with an allowance for loan loss of $2.4 million, at March 31, 2021 compared with $8.8 million and $1.3 million, respectively, at December 31, 2020.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$116,220	$116,220	$97,604	$97,604
Level 2:
Available for sale securities	190,338	190,338	162,396	162,396
FHLB and FRB stock	6,333	N/A	5,793	N/A
Level 3:
Held to maturity securities	4,674	4,697	4,204	4,271
Loans, net	1,726,527	1,754,522	1,673,379	1,720,878
Mortgage servicing rights	1,113	1,113	917	917

Financial liabilities:
Level 1:
Demand deposits	$486,386	$486,386	$436,157	$436,157
NOW deposits	238,769	238,769	230,751	230,751
Savings deposits	924,781	924,781	825,947	825,947
Level 2:
Securities sold under agreement to
repurchase	5,682	5,682	4,093	4,093
Other borrowed funds	41,699	42,151	44,698	45,547
Subordinated debt	30,897	31,393	30,872	31,394
Level 3:
Time deposits	222,002	223,015	278,554	280,059

10. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month periods ended March 31, 2021 and 2020.

	Three months ended March 31, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$16,600	$(3)	$16,597
Provision for loan losses	313	-	313
Net interest income (expense) after
provision for loan losses	16,287	(3)	16,284
Insurance service and fees	164	2,338	2,502
Other non-interest income	2,064	-	2,064
Amortization expense	5	130	135
Other non-interest expense	12,213	2,017	14,230
Income before income taxes	6,297	188	6,485
Income tax provision	1,584	49	1,633
Net income	$4,713	$139	$4,852

	Three months ended March 31, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$12,779	$(3)	$12,776
Provision for loan losses	2,999	-	2,999
Net interest income (expense) after
provision for loan losses	9,780	(3)	9,777
Insurance service and fees	113	2,312	2,425
Other non-interest income	913	-	913
Amortization expense	-	130	130
Other non-interest expense	10,720	2,020	12,740
Income before income taxes	86	159	245
Income tax provision	-	41	41
Net income	$86	$118	$204

11. CONTINGENT LIABILITIES AND COMMITMENTS

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

	March 31,	December 31,
	2021	2020
	(in thousands)

Commitments to extend credit	$372,744	$359,152
Standby letters of credit	4,248	3,803
Total	$376,992	$362,955

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2021 or during 2020.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by the disclosures in Part II – Item 1A – Risk Factors - of this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended March 31, 2020 as well as the trailing quarter ended December 31, 2020. Information with respect to the trailing quarter ended December 31, 2020 is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

Impact of COVID-19

The Company's operations and financial results have been substantially influenced by the COVID-19 pandemic since the United States issued a state of emergency on March 13, 2020. The most notable financial impact to our results of operations was a higher provision for loan losses during 2020, primarily reflecting the substantial increase in economic uncertainty and the resultant potential for increased credit losses in future periods as a consequence of the COVID-19 pandemic.

The CARES Act established the PPP loan program which is administered through the SBA. PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. The Company originated PPP loans totaling $203 million during 2020 and $89 million during the first quarter of 2021, included in commercial and industrial loans.

Fees collected from the SBA for the PPP loans totaled $11.5 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. As of March 31, 2021, PPP loans had received SBA forgiveness that totaled $55 million. PPP fees recognized during the first quarter of 2021 were $1.7 million. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees.

During 2020, federal banking regulators issued guidance providing that qualifying modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do no need to be identified as a TDR. During 2020, the Company had applied this guidance and had modified approximately 381 commercial loans with principal balances totaling $368 million, and approximately

298 consumer loans with principal balances totaling $37 million. Modifications included payment deferrals (including maturity extensions), fee waivers and covenant waivers. Loans in COVID-19 modification related deferral periods at March 31, 2021 were not material.

The Company expects that the COVID-19 pandemic could continue to have a significant impact on our business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel industry will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. During 2020, the Company identified a well-defined weakness in the hotel industry as a result of the impact of the pandemic and classified the loans to clients within that industry as substandard. While the Company has noted some improvement during the three months ended March 31, 2021, the classification of the hotel industry loan portfolio has not changed. As of March 31, 2021, the Company’s hotel loan portfolio was $82 million, or approximately 6.3% of total commercial loans.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2020. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred losses in the Bank’s loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company’s Unaudited Consolidated Balance Sheets. Note 1 to the Audited Consolidated Financial Statements included in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 describes the methodology used to determine the allowance for loan losses.

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

Goodwill

The amount of goodwill reflected in the Company’s Unaudited Consolidated Financial Statements is required to be tested by management for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The annual goodwill impairment testing is performed as of December 31. The test for impairment of goodwill on the identified reporting unit is considered a critical accounting estimate because it requires judgment on the part of management and the use of estimates related to the growth assumptions and market multiples used in the valuation model.

At March 31, 2021, the Company had $12.7 million in goodwill, all of which stems from the acquisition of various insurance agencies and the most recent acquisition of FSB. In connection with the FSB acquisition, the Company recognized $1.8 million in goodwill in its banking reporting unit. The remaining $10.9 million of goodwill is recorded in the Company’s insurance agency reporting unit. There have been no purchases of diverse companies in which goodwill was subjectively allocated to different reporting units.

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

No impairment to the Company’s goodwill was recorded in 2020 or in the first quarter of 2021.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at March 31, 2021 and December 31, 2020 and $1.2 billion at March 31, 2020. The year-over-year increase reflects the addition of $271 million of loans upon the acquisition of FSB in the second quarter of 2020 and organic loan growth over the last year, including the origination of $292 million of PPP loans, of which $55 million have been forgiven by the SBA as of March 31, 2021.

Loans secured by real estate were $1.3 billion at March 31, 2021 and December 31, 2020 and $987 million at March 31, 2020. Residential real estate loans were $381 million at March 31, 2021, $8 million or 2% higher than at December 31, 2020, and $225 million or 143% higher than at March 31, 2020, reflecting the benefit of the acquired loan portfolio. Commercial real estate loans, including construction loans, were $840 million at March 31, 2021, $27 million or 3% higher than the balance at December 31, 2020 and $76 million or 10% higher than the balance at March 31, 2020, also having benefitted from the FSB acquisition. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the first quarter of 2021, residential mortgage originations were $32 million compared with the previous quarter’s originations of $40 million and $5 million in the first quarter of 2020. The increases from the prior year first quarter were primarily due to the acquired FSB mortgage real estate division during the second quarter of 2020 as well as refinancing activity as customers are able to benefit from lower interest rates. The Company did not sell any residential mortgages during the first quarter of 2021, compared with $0.6 million during the previous quarter and $3.7 million during the first quarter of 2020. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $451 million at March 31, 2021, representing a $21 million or 5% increase from December 31, 2020, and a $195 million or 76% increase from March 31, 2020. The increase from last year is primarily the result of $292 million of PPP loans originated of which $89 million were originated during the first quarter of 2021. At March 31, 2021, a total of $55 million of the PPP loans have been forgiven by the SBA. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $29 million, or 1.66% of total loans outstanding at March 31, 2021, compared with $28 million, or 1.66% of total loans outstanding, as of December 31, 2020 and $17 million, or 1.34% of total loans outstanding, as of March 31, 2020. The increase in non-performing loans from the first quarter of 2020 reflected higher C&I and commercial real estate nonaccrual loans.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $154 million at March 31, 2021, a $14 million increase from $140 million at December 31, 2020 and a $98 million increase from $56 million at March 31, 2020. The Company continues to classify loans to clients within the hotel industry as criticized given their level of seasonality and ongoing challenges during the COVID-19 pandemic. As of March 31, 2021, the Company’s hotel loan portfolio was $82 million, or approximately 6.3%, of total commercial loans. The Company continues to monitor each client in that industry including on-going conversations with the borrowers. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $20.7 million or 1.18% of total loans outstanding at March 31, 2021, compared with $20.4 million or 1.21% of total loans outstanding as of December 31, 2020 and $18.2 million or 1.46% of total loans outstanding at March 31, 2020. The Company recorded $0.3 million in provision for loan losses during the first quarter of 2021, compared with a release of $0.1 million of allowance for loan losses in the fourth quarter of 2020, and a provision of $3.0 million in the first quarter of 2020. The first quarter of 2021 provision for loan losses reflects $1.1 million in specific reserves associated with a single commercial customer relationship, partially offset by continued positive macroeconomic trends. The higher provision during the first quarter of 2020 was the result of deterioration of economic trends and conditions related to the COVID-19 pandemic at that time.

Investing Activities

Total investment securities were $195 million at March 31, 2021, compared with $167 million at December 31, 2020 and $162 million at March 31, 2020. The increases reflect the use of excess cash balances. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $106 million at March 31, 2021 compared to $84 million at December 31, 2020, and $41 million at March 31, 2020. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 13% of average interest-earning assets in the first quarter of 2021 and fourth quarter of 2020, compared with 14% in last year’s first quarter.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 57%, 52% and 75% of total investment securities at March 31, 2021, December 30, 2020 and March 31, 2020, respectively. The concentration in tax-advantaged debt securities issued by state and political subdivisions was 6%, 7% and 4% of the total securities portfolio at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. The concentration in U.S. government-sponsored agency bonds was 37% of the total securities portfolio as of March 31, 2021 compared with 41% of the total securities portfolio at December 31, 2020 and 22% at March 31, 2020.

The total net unrealized loss position of the available-for-sale investment portfolio was $2.0 million at March 31, 2021, compared with a net unrealized gain position of $3.2 million at December 31, 2020 and March 31, 2020. The securities in an unrealized loss position at the end of the first quarter of 2021 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2021 were $1.9 billion, a $101 million or 6% increase from December 31, 2020 and a $544 million or 41% increase from March 31, 2020. The increase from the sequential fourth quarter largely reflects commercial deposits related to the second round of PPP loans and an increase in consumer deposits from government stimulus payments and lower consumer spending. Specifically, the increase from year end reflects increases in total demand deposits of $50 million or 12%, municipal savings deposits of $50 million or 31%, consumer savings deposits of $29 million or 6%, commercial savings deposits of $20 million or 11%, and total NOW deposits of $8 million or 3%. These increases were offset by a decrease in time deposits of $57 million or 20%. The increase from the prior year reflects the addition of $239 million of deposits upon the FSB acquisition and an accumulation of liquidity by commercial customers in response to the pandemic, including deposits related to PPP loans, and increases in consumer deposits from government stimulus payments and lower consumer spending. Specifically, the year over year increase reflects increases in total demand deposits of $213 million or 78%, consumer savings deposits of $174 million or 51%, total NOW deposits of $80 million or 50%, commercial savings deposits of $67 million or 52%, and municipal savings deposits of $59 million or 38%. These increases were offset by a decrease in time deposits, including brokered, of $47 million or 17%. Average demand deposits were $465 million in the first quarter of 2021, a 6% increase from $440 million in the fourth quarter of 2020, and a 65% increase from $282 million in the first quarter of 2020.

The Company had $42 million in other borrowings at March 31, 2021. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. At March 31, 2020 the Company had $10 million in other borrowings representing a single long-term advance with the FHLBNY that matured during the second quarter of 2020. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at March 31, 2021.

During 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). During 2020, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank N.A. subsidiary as Tier 1 capital.

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

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,706,325	$17,066	4.06%	$1,219,230	$14,546	4.80%
Taxable securities	168,699	832	2.00%	129,966	1,049	3.25%
Tax-exempt securities	11,774	56	1.93%	6,063	47	3.12%
Interest bearing deposits at banks	76,651	16	0.08%	57,319	181	1.27%

Total interest-earning assets	1,963,449	$17,970	3.71%	1,412,578	$15,823	4.51%

Non interest-earning assets:

Cash and due from banks	17,338			14,424
Premises and equipment, net	19,210			13,807
Other assets	78,652			61,573

Total Assets	$2,078,649			$1,502,382

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$230,627	$76	0.13%	$144,564	$181	0.50%
Savings	866,991	421	0.20%	605,103	1,316	0.87%
Time deposits	246,120	389	0.64%	274,576	1,379	2.02%
Other borrowed funds	42,767	86	0.82%	10,000	45	1.81%
Subordinated debt	30,883	399	5.24%	11,330	124	4.40%
Securities sold U/A to repurchase	4,634	2	0.18%	3,378	2	0.24%

Total interest-bearing liabilities	1,422,022	$1,373	0.39%	1,048,951	$3,047	1.17%

Noninterest-bearing liabilities:
Demand deposits	464,579			281,624
Other	23,031			22,127
Total liabilities	$1,909,632			$1,352,702

Stockholders' equity	169,017			149,680

Total Liabilities and Equity	$2,078,649			$1,502,382

Net interest income		$16,597			$12,776

Net interest margin			3.43%			3.64%

Interest rate spread			3.32%			3.34%

Net Income

Net income was $4.9 million, or $0.89 per diluted share, in the first quarter of 2021, compared with $6.0 million, or $1.11 per diluted share, in the fourth quarter of 2020 and $0.2 million, or $0.04 per diluted share, in last year’s first quarter. The increase from the prior-year period included higher net interest income of $3.8 million reflecting the impacts of the FSB acquisition and fees earned in connection with PPP lending, along with a $2.7 million decrease in the provision for loan loss reflecting the deterioration of economic trends and conditions related to the outbreak of COVID-19 during the prior year’s quarter. Partially offsetting these increases was a $1.5 million increase in non-interest expenses primarily due to the addition of FSB’s operations. The decrease in net income from the previous quarter reflected a $0.7 million gain on sale of assets recorded in the fourth quarter and a $0.4 million increase in provision for loan loss, largely reflecting specific reserves on loans associated with a single commercial customer relationship.

Return on average equity was 11.48% for the first quarter of 2021, compared with 14.51% in the fourth quarter of 2020 and 0.55% in the first quarter of 2020.

Other Results of Operations – Quarterly Comparison

Net interest income increased $3.8 million, or 30%, from the prior-year first quarter, due to higher average interest-earning assets as the Company recognized the benefits of the FSB acquisition and PPP lending. As PPP loans are forgiven, the Company is accelerating the recognition of the fees that were being amortized over the original life of the loan. PPP fees recognized in interest income were $1.7 million and $1.4 million during the first quarter of 2021 and fourth quarter of 2020, respectively. There were no PPP fees recognized during the first quarter of 2020. Net interest income increased $0.2 million, or 1%, from the fourth quarter of 2020.

First quarter net interest margin of 3.43% increased 5 basis points from the fourth quarter of 2020, reflecting the accelerated PPP fee amortization and reduced interest expense as the Company continued to align rates on deposits. Net interest margin was down 21 basis points from the first quarter of 2020 due to the Federal Reserve’s decrease of the federal funds rate by 150 basis points early in 2020, and changes in the mix of interest-earning assets, including greater interest earning cash balances, low-yielding PPP loans and residential mortgages from FSB. The yield on loans decreased 3 basis points when compared with the fourth quarter of 2020 and decreased 74 basis points when compared with the first quarter of 2020. The cost of interest-bearing liabilities decreased to 0.39% compared with 0.49% in the fourth quarter of 2020 and 1.17% in the first quarter of 2020.

Provision for loan losses was $0.3 million in the first quarter of 2021, compared with a release of $0.1 million of allowance for loan losses in the fourth quarter of 2020 and a provision of $3.0 million in the first quarter of 2020. The $0.3 million provision for loan losses during the first quarter of 2021 reflects $1.1 million in specific reserves associated with a single commercial customer relationship, partially offset by continued positive macroeconomic trends. The $2.7 million decrease in provision for loan loss from prior year reflects the deterioration of economic trends and conditions related to the COVID-19 pandemic in the prior year quarter.

Non-interest income was $4.6 million in the first quarter of 2021, compared with $4.8 million in the fourth quarter of 2020 and $3.3 million in the prior year first quarter. The decrease from the sequential fourth quarter was largely due to a $0.7 million gain recognized on the sale of the Company’s former administrative headquarters during the fourth quarter of 2020. The increase in non-interest income compared with prior year period is due to $0.3 million increase in loan fees resulting from higher volume and a $0.3 million increase in income from the changes in the fair value of mortgage servicing rights. In addition, the first quarter of 2020 included a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit. There were no historic tax credit transactions in the first quarter of 2021 or fourth quarter of 2020.

Non-interest expenses of $14.4 million in the first quarter of 2021 were relatively flat from the fourth quarter of 2020 non-interest expense of $14.5 million but increased $1.5 million, or 12% from the prior-year period. The primary component of the increase from the prior year’s first quarter was salaries and employee benefits costs due to the addition of personnel related to the FSB acquisition. Salaries and employee benefits expense increased $1.2 million, or 16% to $9.0 million in the first quarter of 2021. Technology and communications increased $0.2 million from the prior year period due to higher software costs primarily due to the FSB acquisition and additional expenditures related to the COVID-19 pandemic. FDIC insurance expense was higher during the first quarter of 2021 compared with first quarter of 2020 reflecting higher total average assets as a result of the FSB acquisition and higher insurance assessment rates. During the first quarter of 2020 the Company recognized $0.5 million in legal expenses in connection with the FSB acquisition. There were no merger-related expenses during the first quarter of 2021.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 67.9% in the first quarter of 2021, 68.3% in the fourth quarter of 2020, and 79.9% in the first quarter of 2020. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, and merger-related expenses, was 67.2% in the first quarter of 2021 compared with 67.7% in the fourth quarter of 2020 and 73.4% in last year’s first quarter.

Income tax expense was $1.6 million, or an effective tax rate of 25.2%, for the first quarter of 2021 compared with 12.0% in the fourth quarter of 2020 and 16.7% in last year’s first quarter. Excluding the impact of the first quarter 2020 historic tax credit transaction, the effective tax rate was 22.1% and 25.4% in the fourth and first quarters of 2020, respectively.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 8.19% at March 31, 2021, compared with 8.21% at December 31, 2020 and 9.92% at March 31, 2020. Book value per share was $30.76 at March 31, 2021, compared with $31.21 at December 31, 2020 and $29.96 at March 31, 2020.

On February 25, 2021, the Company declared a semi-annual cash dividend of $0.60 per share on the Company’s outstanding common stock. The dividend was paid on April 6, 2021 to shareholders of record as of March 16, 2021. The semi-annual dividend represented a $0.02, or 3% increase from the previous semi-annual dividend paid in October 2020.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at March 31, 2021 and December 31, 2020 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt that was issued.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of March 31, 2021, advances of up to $495 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of March 31, 2021, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2021, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 7% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 57% of the investment portfolio at March 31, 2021, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at March 31, 2021, the Company had net short-term liquidity of $598 million as compared with $410 million at December 31, 2020. Available assets of $301 million, divided by public and purchased funds of $410 million, resulted in a long-term liquidity ratio of 73% at March 31, 2021, compared with 70% at December 31, 2020.

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
	(in thousands)

	March 31, 2021	December 31, 2020
Changes in interest rates

+200 basis points	$700	$(681)
+100 basis points	3,643	2,717

-100 basis points	(1,683)	(1,169)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted above, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The remediation plan with respect to the material weaknesses has been implemented, however the material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. Management is currently in the process of testing the remediation and expects to conclude that testing in the near future.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A. Part I of the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2021:
January 1, 2021 - January 31, 2021	-	$-	-	300,000

February 2021:
February 1, 2021 - February 28, 2021	4,679	$30.39	-	300,000
March 2021:
March 1, 2021 - March 31, 2021	-	$-	-	300,000

Total:	4,679	$30.39	-	300,000

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

(2)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2021 Repurchase Program as of March 31, 2021 was 300,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

(Not Applicable.)

ITEM 4 – MINE SAFETY DISCLOSURE

(Not Applicable.)

ITEM 5 – OTHER INFORMATION

(Not Applicable.)

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit No.	Name

10.1	Evans Bank Excels Plan (incorporated by reference to Exhibit 10.1 to Evans Bancorp, Inc.’s Current Report on Form 8-K, as filed on February 22, 2021)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2021 and December 31, 2020; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2021 and 2020; (iii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2021 and 2020; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2021 and 2020; (v) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2021 and 2020; (vi) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2021 and 2020; and (vii) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

May 3, 2021

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 3, 2021

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)