Form 10-Q
period 2021-06-30
EVANS BANCORP INC
filed 2021-08-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,456,508 shares as of July 30, 2021.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$14,872	$13,702
Interest-bearing deposits at banks	126,810	83,902
Securities:
Available for sale, at fair value (amortized cost: $230,668 at June 30, 2021;	230,978	162,396
$159,157 at December 31, 2020)
Held to maturity, at amortized cost (fair value: $3,400 at June 30, 2021;	3,372	4,204
$4,271 at December 31, 2020)
Federal Home Loan Bank common stock, at cost	3,519	3,470
Federal Reserve Bank common stock, at cost	2,782	2,323
Loans, net of allowance for loan losses of $19,942 at June 30, 2021
and $20,415 at December 31, 2020	1,677,379	1,673,379
Properties and equipment, net of accumulated depreciation of $20,891 at June 30, 2021
and $19,963 at December 31, 2020	18,911	19,305
Goodwill	12,713	12,713
Intangible assets	1,969	2,238
Bank-owned life insurance	34,324	33,989
Operating lease right-of-use asset	5,285	5,282
Other assets	27,289	27,212

TOTAL ASSETS	$2,160,203	$2,044,115

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$486,737	$436,157
NOW	261,173	230,751
Savings	940,352	825,947
Time	195,533	278,554
Total deposits	1,883,795	1,771,409

Securities sold under agreement to repurchase	5,080	4,093
Other borrowings	40,892	44,698
Operating lease liability	5,684	5,694
Other liabilities	18,140	18,444
Subordinated debt	30,923	30,872
Total liabilities	1,984,514	1,875,210

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,443,800 and 5,411,384 shares issued at June 30, 2021 and December 31, 2020, respectively, and 5,443,491 and 5,411,384 outstanding at June 30, 2021
and December 31, 2020, respectively	2,724	2,708
Capital surplus	77,270	76,394
Treasury stock, at cost, 309 and 0 shares at June 30, 2021 and
December 31, 2020, respectively	-	-
Retained earnings	98,430	90,522
Accumulated other comprehensive income (loss), net of tax	(2,735)	(719)
Total stockholders' equity	175,689	168,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,160,203	$2,044,115

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2021	2020
INTEREST INCOME
Loans	$18,513	$16,104
Interest-bearing deposits at banks	19	16
Securities:
Taxable	988	884
Non-taxable	56	65
Total interest income	19,576	17,069
INTEREST EXPENSE
Deposits	736	1,954
Other borrowings	86	77
Subordinated debt	404	105
Total interest expense	1,226	2,136
NET INTEREST INCOME	18,350	14,933
PROVISION (CREDIT) FOR LOAN LOSSES	(760)	597
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	19,110	14,336
NON-INTEREST INCOME
Deposit service charges	607	397
Insurance service and fees	2,657	2,667
Gain on loans sold	-	139
Bank-owned life insurance	172	178
Interchange fee income	547	407
Other	435	451
Total non-interest income	4,418	4,239
NON-INTEREST EXPENSE
Salaries and employee benefits	9,365	8,005
Occupancy	1,177	1,062
Advertising and public relations	405	123
Professional services	989	872
Technology and communications	1,432	1,467
Amortization of intangibles	135	134
FDIC insurance	279	282
Merger-related	-	4,974
Other	1,394	1,093
Total non-interest expense	15,176	18,012
INCOME BEFORE INCOME TAXES	8,352	563
INCOME TAX PROVISION	2,039	94
NET INCOME	$6,313	$469
Net income per common share-basic	$1.16	$0.09
Net income per common share-diluted	$1.15	$0.09
Weighted average number of common shares outstanding	5,434,803	5,222,189
Weighted average number of diluted shares outstanding	5,489,420	5,243,581

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2021	2020
INTEREST INCOME
Loans	$35,579	$30,650
Interest-bearing deposits at banks	35	197
Securities:
Taxable	1,820	1,933
Non-taxable	112	112
Total interest income	37,546	32,892
INTEREST EXPENSE
Deposits	1,622	4,830
Other borrowings	174	124
Subordinated debt	803	229
Total interest expense	2,599	5,183
NET INTEREST INCOME	34,947	27,709
PROVISION (CREDIT) FOR LOAN LOSSES	(447)	3,596
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	35,394	24,113
NON-INTEREST INCOME
Deposit service charges	1,179	1,025
Insurance service and fees	5,159	5,092
Gain on loans sold	-	190
Bank-owned life insurance	335	338
Loss on tax credit investment	-	(2,475)
Refundable state historic tax credit	-	1,857
Interchange fee income	1,037	789
Other	1,274	761
Total non-interest income	8,984	7,577
NON-INTEREST EXPENSE
Salaries and employee benefits	18,409	15,802
Occupancy	2,364	1,923
Advertising and public relations	668	392
Professional services	1,948	1,786
Technology and communications	2,696	2,563
Amortization of intangibles	270	264
FDIC insurance	579	461
Merger-related	-	5,434
Other	2,607	2,257
Total non-interest expense	29,541	30,882
INCOME BEFORE INCOME TAXES	14,837	808
INCOME TAX PROVISION	3,672	135
NET INCOME	$11,165	$673
Net income per common share-basic	$2.06	$0.13
Net income per common share-diluted	$2.04	$0.13
Weighted average number of common shares outstanding	5,428,356	5,079,568
Weighted average number of diluted shares outstanding	5,477,567	5,121,001

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands)
	Three Months Ended June 30,
	2021	2020

NET INCOME	$6,313	$469

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized gain on available-for-sale securities	1,722	1,188
Defined benefit pension plans:
Amortization of prior service cost	5	6
Amortization of actuarial loss	70	84
Total	75	90
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	1,797	1,278
COMPREHENSIVE INCOME	$8,110	$1,747

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands)
	Six Month Ended June 30,
	2021	2020

NET INCOME	$11,165	$673

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities	(2,167)	3,023
Defined benefit pension plans:
Amortization of prior service cost	11	11
Amortization of actuarial loss	140	166
Total	151	177
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(2,016)	3,200
COMPREHENSIVE INCOME	$9,149	$3,873

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, March 31, 2020	$2,474	$63,679	$82,604	$(661)	$148,096
Net Income			469		469
Other comprehensive income				1,278	1,278
Stock compensation expense		204			204
Issued 188 restricted shares, net of forfeitures					-
Issued 10,669 shares in Employee Stock Purchase Plan	5	206			211
Issued 738 shares in stock option exercises		7			7
Issued 422,475 shares in stock consideration	212	11,521			11,733
Balance, June 30, 2020	$2,691	$75,617	$83,073	$617	$161,998

Balance, March 31, 2021	$2,716	$76,673	$92,117	$(4,532)	$166,974
Net Income			6,313		6,313
Other comprehensive income				1,797	1,797
Stock compensation expense		201			201
Forfeitures 309 shares of restricted stock					-
Issued 4,611 shares under Dividend Reinvestment Plan	3	152			155
Issued 6,443 shares in Employee Stock Purchase Plan	3	200			203
Issued 3,753 shares in stock option exercises	2	44			46
Balance, June 30, 2021	$2,724	$77,270	$98,430	$(2,735)	$175,689

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			673		673
Other comprehensive income				3,200	3,200
Cash dividends ($0.58 per common share)			(2,867)		(2,867)
Stock compensation expense		461			461
Reissued 310 restricted shares					-
Issued 6,118 restricted shares, net of forfeitures	3	(3)			-
Issued 10,669 shares in Employee Stock Purchase Plan	5	206			211
Issued 8,017 shares in stock option exercises	4	130			134
Issued 422,475 shares in stock consideration	212	11,521			11,733
Balance, June 30, 2020	$2,691	$75,617	$83,073	$617	$161,998

Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$168,905
Net Income			11,165		11,165
Other comprehensive income				(2,016)	(2,016)
Cash dividends ($0.60 per common share)			(3,257)		(3,257)
Stock compensation expense		434			434
Issued 7,971 restricted shares, net of forfeitures	4	(4)			-
Issued 4,611 shares under Dividend Reinvestment Plan	3	152			155
Issued 6,443 shares in Employee Stock Purchase Plan	3	200			203
Issued 13,082 shares in stock option exercises	6	94			100
Balance, June 30, 2021	$2,724	$77,270	$98,430	$(2,735)	$175,689

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands)
	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Interest received	$34,739	$29,316
Fees received	9,511	7,563
Interest paid	(3,381)	(5,341)
Cash paid to employees and vendors	(29,182)	(28,619)
Income taxes paid	(3,884)	(107)
Proceeds from sale of loans held for sale	-	7,681
Originations of loans held for sale	(134)	(10,037)

Net cash provided by operating activities	7,669	456

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(88,822)	(46,322)
Proceeds from sales, maturities, calls, and payments	16,532	36,379
Held to maturity securities:
Purchases	(1,250)	(4,204)
Proceeds from maturities, calls, and payments	2,082	122
Additions to properties and equipment	(535)	(1,480)
Purchase of tax credit investment	-	(3,116)
Net cash used in acquisitions	-	(6,490)
Sale of other real estate	129	718
Net increase in loans	829	(185,185)

Net cash used in investing activities	(71,035)	(209,578)

FINANCING ACTIVITIES:
Repayments from long-term borrowings, net	(2,766)	(8,564)
Proceeds from short-term borrowings, net	295	-
Net increase in deposits	112,714	302,490
Dividends paid	(3,257)	(2,867)
Issuance of common stock	458	345

Net cash provided by financing activities	107,444	291,404

Net increase in cash and cash equivalents	44,078	82,282

CASH AND CASH EQUIVALENTS:
Beginning of period	97,604	38,857
End of period	$141,682	$121,139

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands)
	Six Months Ended June 30,
	2021	2020

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$11,165	$673

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	927	1,289
Deferred tax benefit	(155)	(2,386)
Provision for loan losses	(447)	3,596
Loss on tax credit investment	-	2,475
Changes in refundable state historic tax credit	-	(1,857)
Loss (Gain) on sales of assets	22	(90)
Gain on loans sold	-	(190)
Stock compensation expense	434	461
Proceeds from sale of loans held for sale	-	7,681
Originations of loans held for sale	(134)	(10,037)
Changes in assets and liabilities affecting cash flow:
Other assets	(4,340)	(4,701)
Other liabilities	197	3,542

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,669	$456

See Notes to Unaudited Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENTS AND FINANCIAL ACTIVITIES:

Fair value of assets acquired in acquisition (non-cash)	$-	$311,847
Fair value of liabilities assumed in acquisition	-	296,076

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2021 AND 2020

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

The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $5.4 million for the six months ended June 30, 2020. These expenses were recorded in merger-related expense on the consolidated statements of income. There were no merger-related expenses during the six months ended June 30, 2021.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2020. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of FSB for the three and six months ended June 30, 2020.

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
	(in thousands)
Net interest income after provision	$14,570	$26,764
Non-interest income	4,415	8,166
Non-interest expense	14,017	28,961
Net income	3,729	4,492

The unaudited supplemental pro forma information for the three and six months ended June 30, 2020 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in the three and six months ended June 30, 2020 are assumed to have occurred prior to January 1, 2020. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

3. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$82,813	$578	$(1,437)	$81,954
States and political subdivisions	6,452	125	(4)	6,573
Total debt securities	89,265	703	(1,441)	88,527

Mortgage-backed securities:
FNMA	44,688	496	(300)	44,884
FHLMC	24,193	127	(139)	24,181
GNMA	17,451	30	(126)	17,355
SBA	19,670	796	(32)	20,434
CMO	35,401	538	(342)	35,597
Total mortgage-backed securities	141,403	1,987	(939)	142,451

Total securities designated as available for sale	$230,668	$2,690	$(2,380)	$230,978

Held to Maturity:
Debt securities
States and political subdivisions	$3,372	$28	$-	$3,400

Total securities designated as held to maturity	$3,372	$28	$-	$3,400

	December 31, 2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$67,619	$731	$(252)	$68,098
States and political subdivisions	7,362	169	(7)	7,524
Total debt securities	74,981	900	(259)	75,622

Mortgage-backed securities:
FNMA	24,265	654	(50)	24,869
FHLMC	3,739	111	(1)	3,849
GNMA	2,006	58	(1)	2,063
SBA	20,949	914	(33)	21,830
CMO	33,217	946	-	34,163
Total mortgage-backed securities	84,176	2,683	(85)	86,774

Total securities designated as available for sale	$159,157	$3,583	$(344)	$162,396

Held to Maturity:
Debt securities
States and political subdivisions	$4,204	$67	$-	$4,271

Total securities designated as held to maturity	$4,204	$67	$-	$4,271

Available for sale securities with a total fair value of $173 million and $135 million at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2021 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2021
	Amortized		Estimated
	cost		fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$973		$980
Due after one year through five years	11,844		12,220
Due after five years through ten years	34,858		34,981
Due after ten years	41,590		40,346
	89,265		88,527

Mortgage-backed securities
available for sale	141,403	141,403	142,451

Total	$230,668		$230,978

Debt securities held to maturity:

Due in one year or less	$2,400		$2,402
Due after one year through five years	513		530
Due after five years through ten years	384		387
Due after ten years	75		81
Total	$3,372		$3,400

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and six month periods ended June 30, 2021 and 2020. Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2021 and December 31, 2020 is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	June 30, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$36,552	$(1,437)	$-	$-	$36,552	$(1,437)
States and political subdivisions	203	(4)	-	-	203	(4)
Total debt securities	36,755	(1,441)	-	-	36,755	(1,441)

Mortgage-backed securities:
FNMA	22,689	(299)	173	(1)	22,862	(300)
FHLMC	18,012	(139)	85	-	18,097	(139)
GNMA	15,804	(125)	148	(1)	15,952	(126)
SBA	-	-	1,362	(32)	1,362	(32)
CMO	13,589	(342)	-	-	13,589	(342)
Total mortgage-backed securities	70,094	(905)	1,768	(34)	71,862	(939)

Held to Maturity:
Debt securities:
States and political subdivisions	225	-	-	-	225	-

Total temporarily impaired
securities	$107,074	$(2,346)	$1,768	$(34)	$108,842	$(2,380)

	December 31, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$33,801	$(252)	$-	$-	$33,801	$(252)
States and political subdivisions	207	(1)	180	(6)	387	(7)
Total debt securities	34,008	(253)	180	(6)	34,188	(259)

Mortgage-backed securities:
FNMA	3,354	(39)	1,391	(11)	4,745	(50)
FHLMC	182	(1)	-	-	182	(1)
GNMA	154	(1)	-	-	154	(1)
SBA	-	-	1,392	(33)	1,392	(33)
CMO	121	-	-	-	121	-
Total mortgage-backed securities	3,811	(41)	2,783	(44)	6,594	(85)

Held to Maturity:
Debt securities:
States and political subdivisions	-	-	-	-	-	-

Total temporarily impaired
securities	$37,819	$(294)	$2,963	$(50)	$40,782	$(344)

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2021 and December 31, 2020 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the three and six months ended June 30, 2021 and did not record any OTTI charges during 2020. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2021	December 31, 2020
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$390,743	$365,351
Commercial and multi-family	739,475	706,276
Construction-Residential	4,854	7,509
Construction-Commercial	120,478	106,559
Home equities	81,737	82,602
Total real estate loans	1,337,287	1,268,297

Commercial and industrial loans	365,186	430,350
Consumer and other loans	998	151
Unaccreted yield adjustments*	(6,150)	(5,004)
Total gross loans	1,697,321	1,693,794

Allowance for loan losses	(19,942)	(20,415)
Loans, net	$1,677,379	$1,673,379

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated, including $5.3 million and $4.6 million of PPP fees at June 30, 2021 and December 31, 2020, respectively.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. At June 30, 2021, the Company had originated PPP loans totaling $298 million, included in commercial and industrial loans. As of June 30, 2021, $152 million in PPP loans had received SBA forgiveness. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees collected from the SBA for these loans totaled $12.4 million as of June 30, 2021, including $0.9 million, and $5.0 million collected in the three and six month periods ended June 30, 2021, respectively. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. In the three and six month periods ended June 30, 2021 the total amount of PPP fees recognized into interest income was $2.5 million and $4.2 million, respectively. PPP fees recognized into interest income during the three and six month periods ended June 30, 2020 were $0.6 million.

At June 30, 2021, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans.

There was less than $0.1 million of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2021. At December 31, 2020, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.9 million and $0.8 million, respectively.

At June 30, 2021, the Company’s FHLMC loan serving portfolio was $81 million in principal balances in which residential real estate loans were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three and six month periods ending June 30, 2021 and 2020.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. At June 30, 2021, the Company’s FNMA loan servicing portfolio was $67 million in principal balances. In the three and six month periods ended June 30, 2021, the Company did not sell mortgages to FNMA. In the three and six month periods ended June 30, 2020, the Company sold mortgages to FNMA totaling $3.8 million and $7.5 million, respectively.

At June 30, 2021 and December 31, 2020, the Company had loan servicing portfolio principal balances of $148 million and $171 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.0 million and $0.9 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 there were $0.1 million of residential mortgages held for sale. At December 31, 2020 there were $0.8 million in residential mortgages held for sale.

There were $655 million and $630 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of June 30, 2021 and December 31, 2020, respectively.

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

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During 2020 the Company reclassified all commercial loans that received a deferral into the watch or criticized categories. As the loans continue to pay as contracted the Company will reassess the watch classification. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of June 30, 2021, the Company’s hotel loan portfolio was $79 million, or approximately 6.5% of total commercial loans. Total criticized assets were $146 million at June 30, 2021 and $140 million at the end of the 2020.

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

	June 30, 2021
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$82,235	$441,133	$523,368	$277,217
Watch	11,831	201,689	213,520	64,967
Special Mention	7,418	22,324	29,742	9,831
Substandard	18,994	74,329	93,323	13,171
Doubtful/Loss	-	-	-	-
Total	$120,478	$739,475	$859,953	$365,186

	December 31, 2020
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$59,020	$317,854	$376,874	$314,322
Watch	17,218	300,061	317,279	95,117
Special Mention	2,041	17,656	19,697	6,555
Substandard	28,280	70,705	98,985	14,356
Doubtful/Loss	-	-	-	-
Total	$106,559	$706,276	$812,835	$430,350

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

	June 30, 2021
	(in thousands)

	Current					Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days		Loans	Balance

Commercial and industrial	$355,912	$3,100	$-	$94	4	$6,080	$365,186
Residential real estate:
Residential	385,293	-	1,724	82		3,644	390,743
Construction	4,854	-	-	-		-	4,854
Commercial real estate:
Commercial	727,207	-	2,399	-		9,869	739,475
Construction	109,161	-	7,911	-		3,406	120,478
Home equities	80,385	156	54	-		1,142	81,737
Consumer and other	995	-	3	-		-	998
Total Loans	$1,663,807	$3,256	$12,091	$176		$24,141	$1,703,471

Note: Loan balances do not include $(6.2) million of unaccreted yield adjustments as of June 30, 2021.

	December 31, 2020
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$419,409	$4,240	$122	$94	$6,485	$430,350
Residential real estate:
Residential	357,135	4,156	1,262	109	2,689	365,351
Construction	7,509	-	-	-	-	7,509
Commercial real estate:
Commercial	667,426	20,024	4,166	-	14,660	706,276
Construction	94,030	5,616	4,062	-	2,851	106,559
Home equities	80,044	744	604	14	1,196	82,602
Consumer and other	111	6	14	17	3	151
Total Loans	$1,625,664	$34,786	$10,230	$234	$27,884	$1,698,798

Note: Loan balances do not include $(5.0) million of unaccreted yield adjustments as of December 31, 2020.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended June 30, 2021 and 2020.

	Three months ended June 30, 2021
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$4,390	$14,068	$57	$1,709	477	$20,701
Charge-offs	-	-	(31)	-	-	(31)
Recoveries	22	-	10	-	-	32
Provision (Credit)	(622)	(143)	22	(15)	(2)	(760)
Ending balance	$3,790	$13,925	$58	$1,694	$475	$19,942

*Includes construction loans

	'Three months ended June 30, 2020
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$5,575	$10,588	$91	$1,418	$485	$18,157
Charge-offs	(2)	-	(15)	-	-	(17)
Recoveries	4	11	2	-	-	17
Provision (Credit)	(317)	1,026	155	(271)	4	597
Ending balance	$5,260	$11,625	$233	$1,147	$489	$18,754

* Includes construction loans

The following tables present the activity in the allowance for loan losses according to portfolio segment for the six month periods ended June 30, 2021 and 2020.

	Six months ended June 30, 2021
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	-	-	(91)	-	-	(91)
Recoveries	43	-	22	-	-	65
Provision (Credit)	(1,135)	676	82	36	(106)	(447)
Ending balance	$3,790	$13,925	$58	$1,694	$475	$19,942

* Includes construction loans

	Six months ended June 30, 2020
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(19)	-	(30)	(29)	(4)	(82)
Recoveries	36	11	18	-	-	65
Provision (Credit)	696	2,609	90	105	96	3,596
Ending balance	$5,260	$11,625	$233	$1,147	$489	$18,754

* Includes construction loans

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of June 30, 2021 and 2020:

	June 30, 2021
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$16	$-	$16

Individually evaluated for impairment	718	964	-	9	11	1,702

Collectively evaluated for impairment	3,072	12,961	58	1,669	464	18,224
Total	$3,790	$13,925	$58	$1,694	$475	$19,942

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$825	$-	$825

Individually evaluated for impairment	6,080	16,500	-	3,624	1,536	27,740

Collectively evaluated for impairment	359,106	843,453	998	391,148	80,201	1,674,906
Total	$365,186	$859,953	$998	$395,597	$81,737	$1,703,471

Note: Loan balances do not include $(6.2) million of unaccreted yield adjustments as of June 30, 2021.

* Includes construction loans

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

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,049	$1,169	$-	$1,123	$3
Residential real estate:
Residential	3,563	3,931	-	4,508	26
Construction	-	-	-	-	-
Commercial real estate:
Commercial	13,094	14,765	-	13,238	63
Construction	1,272	1,352	-	1,076	-
Home equities	1,427	1,662	-	1,657	4
Consumer and other	-	-	-	-	-
Total impaired loans	$20,405	$22,879	$-	$21,602	$96

	At June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$5,031	$5,232	$718	$4,830	$26
Residential real estate:
Residential	842	909	25	710	1
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-
Construction	2,134	2,143	964	2,372	2
Home equities	109	109	11	109	-
Consumer and other	-	-	-	-	-
Total impaired loans	$8,116	$8,393	$1,718	$8,021	$29

	At June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,080	$6,401	$718	$5,953	$29
Residential real estate:
Residential	4,405	4,840	25	5,218	27
Construction	-	-	-	-	-
Commercial real estate:
Commercial	13,094	14,765	-	13,238	63
Construction	3,406	3,495	964	3,448	2
Home equities	1,536	1,771	11	1,766	4
Consumer and other	-	-	-	-	-
Total impaired loans	$28,521	$31,272	$1,718	$29,623	$125

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,706	$1,947	$-	$1,952	$8
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	12,210	12,840	-	12,397	209
Construction	1,295	1,352	-	1,315	-
Home equities	1,515	1,741	-	1,565	23
Consumer and other	-	-	-	-	-
Total impaired loans	$20,429	$21,949	$-	$20,983	$300

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,779	$4,993	$994	$4,938	$25
Residential real estate:
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	2,943	2,953	153	2,943	10
Construction	1,556	1,556	386	1,556	53
Home equities	109	109	11	109	1
Consumer and other	3	3	3	3	-
Total impaired loans	$9,390	$9,614	$1,547	$9,549	$89

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,485	$6,940	$994	$6,890	$33
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	15,153	15,793	153	15,340	219
Construction	2,851	2,908	386	2,871	53
Home equities	1,624	1,850	11	1,674	24
Consumer and other	3	3	3	3	-
Total impaired loans	$29,819	$31,563	$1,547	$30,532	$389

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	June 30, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,363	$1,363	$-	$243
Residential real estate:
Residential	1,438	633	805	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,340	115	3,225	-
Construction	-	-	-	-
Home equities	509	115	394	-
Consumer and other	-	-	-	-
Total TDR loans	$6,650	$2,226	$4,424	$243

	December 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,722	$1,722	$-	$370
Residential real estate:
Residential	1,632	587	1,045	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,408	2,915	493	-
Construction	-	-	-	-
Home equities	552	124	428	-
Consumer and other	-	-	-	-
Total TDR loans	$7,314	$5,348	$1,966	$370

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. The Company had applied this guidance and during 2020 had made 381 modifications of commercial loans with principal balances totaling $368 million, and approximately 298 modifications of consumer loans with principal balances totaling $37 million. COVID-19 related modifications made during the six months ended June 30, 2021 were not material.

During the three month periods ended June 30, 2021 and 2020 no new loans were classified as TDR. The following table presents TDR activity by the type of concession granted to the borrower for the six month periods ended June 30, 2021 and 2020.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction:
Combination of concessions	-	-	-	1	56	56
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the three and six month periods ended June 30, 2021 and 2020 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and six month periods ended June 30, 2021, the Company had an average of 54,617 and 49,211 dilutive shares outstanding, respectively. The Company had an average of 21,392 and 41,433 dilutive shares outstanding for the three and six month periods ended June 30, 2020.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six month periods ended June 30, 2021, there was an average of 41,047 and 81,426 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and six month periods ended June 30, 2020, there was an average of 136,783 and 81,770 potentially anti-dilutive shares outstanding.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three and six month periods ended June 30, 2021 and 2020:

	Balance at March 31, 2021	Net Change	Balance at June 30, 2021
	(in thousands)
Net unrealized (loss) gain on investment securities	$(1,492)	$1,722	$230
Net defined benefit pension plan adjustments	(3,040)	75	(2,965)
Total	$(4,532)	$1,797	$(2,735)

	Balance at March 31, 2020	Net Change	Balance at June 30, 2020
	(in thousands)
Net unrealized gain on investment securities	$2,357	$1,188	$3,545
Net defined benefit pension plan adjustments	(3,018)	90	(2,928)
Total	$(661)	$1,278	$617

	Balance at December 31, 2020	Net Change	Balance at June 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(2,167)	$230
Net defined benefit pension plan adjustments	(3,116)	151	(2,965)
Total	$(719)	$(2,016)	$(2,735)

	Balance at December 31, 2019	Net Change	Balance at June 30, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$3,023	$3,545
Net defined benefit pension plan adjustments	(3,105)	177	(2,928)
Total	$(2,583)	$3,200	$617

	Three months ended June 30, 2021			Three months ended June 31, 2020
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$2,324	$(602)	$1,722	$1,603	$(415)	$1,188

Defined benefit pension plan
adjustments:
Amortization of prior service cost	8	(3)	5	8	(2)	6
Amortization of actuarial loss	95	(25)	70	113	(29)	84
Net change	103	(28)	75	121	(31)	90
Other comprehensive (loss) income	$2,427	$(630)	$1,797	$1,724	$(446)	$1,278

	Six months ended June 30, 2021			Six months ended June 30, 2020
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$(2,929)	$762	$(2,167)	$4,078	$(1,055)	$3,023

Defined benefit pension plan
adjustments:
Amortization of prior service cost	16	(5)	11	16	(5)	11
Amortization of actuarial loss	190	(50)	140	226	(60)	166
Net change	206	(55)	151	242	(65)	177
Other comprehensive income	$(2,723)	$707	$(2,016)	$4,320	$(1,120)	$3,200

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2021 and 2020:

	Three months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2021	2020	2021	2020

Service cost	$-	$-	$38	$39
Interest cost	40	51	25	38
Expected return on plan assets	(88)	(82)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	24	26	71	87
Net periodic (benefit) cost	$(24)	$(5)	$142	$172

	Six months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2021	2020	2021	2020

Service cost	$-	$-	$75	$78
Interest cost	81	101	50	76
Expected return on plan assets	(177)	(163)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	48	51	142	175
Net periodic (benefit) cost	$(48)	$(11)	$283	$345

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

A disaggregation of the total insurance service and other fees for the three and six months ended June 30, 2021 and 2020 is provided in the tables below:

	Three months ended June 30,
	2021	2020
	(in thousands)
Commercial property and casualty insurance commissions	$1,025	$955
Personal property and casualty insurance commissions	921	967
Employee benefits sales commissions	217	369
Profit sharing and contingent revenue	217	152
Wealth management and other financial services	167	122
Insurance claims services revenue	78	62
Other insurance-related revenue	32	40
Total insurance service and other fees	$2,657	$2,667

	Six months ended June 30,
	2021	2020
	(in thousands)
Commercial property and casualty insurance commissions	$1,822	$1,822
Personal property and casualty insurance commissions	1,661	1,721
Employee benefits sales commissions	461	748
Profit sharing and contingent revenue	619	358
Wealth management and other financial services	347	243
Insurance claims services revenue	159	117
Other insurance-related revenue	90	83
Total insurance service and other fees	$5,159	$5,092

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$81,954	$-	$81,954
States and political subdivisions	-	6,573	-	6,573
Mortgage-backed securities	-	142,451	-	142,451
Mortgage servicing rights	-	-	993	993

December 31, 2020
Securities available-for-sale:
US treasuries and government agencies	$-	$68,098	$-	$68,098
States and political subdivisions	-	7,524	-	7,524
Mortgage-backed securities	-	86,774	-	86,774
Mortgage servicing rights	-	-	917	917

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended June 31,
(in thousands)	2021	2020
Mortgage servicing rights - April 1	$1,113	$485
Losses included in earnings	(120)	(97)
Additions from business combinations	-	639
Additions from loan sales	-	4
Mortgage servicing rights - June 30	$993	$1,031

	Six months ended June 30,
(in thousands)	2021	2020
Mortgage servicing rights - January 1	$917	$555
Gains/(Losses) included in earnings	76	(200)
Additions from business combinations	-	639
Additions from loan sales & acquisition	-	37
Mortgage servicing rights - June 30	$993	$1,031

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	June 30, 2021	December 31, 2020
Servicing fees	0.25%	0.25%
Discount rate	9.02%	9.04%
Prepayment rate (CPR)	8.38%	9.73%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis June 30, 2021 and December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2021
Collateral dependent impaired loans	$-	$-	$7,193	$7,193

December 31, 2020
Collateral dependent impaired loans	$-	$-	$7,496	$7,496

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are graded substandard or worse on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Collateral dependent impaired loans had a recorded investment of $8.6 million, with an allowance for loan loss of $1.4 million, at June 30, 2021 compared with $8.8 million and $1.3 million, respectively, at December 31, 2020.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$141,682	$141,682	$97,604	$97,604
Level 2:
Available for sale securities	230,978	230,978	162,396	162,396
FHLB and FRB stock	6,301	N/A	5,793	N/A
Level 3:
Held to maturity securities	3,372	3,400	4,204	4,271
Loans, net	1,677,379	1,735,538	1,673,379	1,720,878
Mortgage servicing rights	993	993	917	917

Financial liabilities:
Level 1:
Demand deposits	$486,737	$486,737	$436,157	$436,157
NOW deposits	261,173	261,173	230,751	230,751
Savings deposits	940,352	940,352	825,947	825,947
Level 2:
Securities sold under agreement to
repurchase	5,080	5,080	4,093	4,093
Other borrowed funds	40,892	41,223	44,698	45,547
Subordinated debt	30,923	32,129	30,872	31,394
Level 3:
Time deposits	195,533	196,165	278,554	280,059

10. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2021 and 2020.

	Three months ended June 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$18,353	$(3)	$18,350
Provision for loan losses	(760)	-	(760)
Net interest income (expense) after
provision for loan losses	19,113	(3)	19,110
Insurance service and fees	151	2,506	2,657
Other non-interest income	1,757	4	1,761
Amortization expense	5	130	135
Other non-interest expense	13,008	2,033	15,041
Income before income taxes	8,008	344	8,352
Income tax provision	1,950	89	2,039
Net income	$6,058	$255	$6,313

	Three months ended June 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$14,936	$(3)	$14,933
Provision for loan losses	597	-	597
Net interest income (expense) after
provision for loan losses	14,339	(3)	14,336
Insurance service and fees	120	2,547	2,667
Other non-interest income	1,572	-	1,572
Amortization expense	5	129	134
Other non-interest expense	15,825	2,053	17,878
Income before income taxes	201	362	563
Income tax provision	-	94	94
Net income	$201	$268	$469

	Six months ended June 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$34,953	$(6)	$34,947
Provision for loan losses	(447)	-	(447)
Net interest income (expense) after
provision for loan losses	35,400	(6)	35,394
Insurance service and fees	315	4,844	5,159
Other non-interest income	3,821	4	3,825
Amortization expense	10	260	270
Other non-interest expense	25,221	4,050	29,271
Income before income taxes	14,305	532	14,837
Income tax provision	3,534	138	3,672
Net income	$10,771	$394	$11,165

	Six months ended June 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$27,715	$(6)	$27,709
Provision for loan losses	3,596	-	3,596
Net interest income (expense) after
provision for loan losses	24,119	(6)	24,113
Insurance service and fees	233	4,859	5,092
Other non-interest income	2,485	-	2,485
Amortization expense	5	259	264
Other non-interest expense	26,545	4,073	30,618
Income before income taxes	287	521	808
Income tax provision	-	135	135
Net income	$287	$386	$673

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

	June 30,	December 31,
	2021	2020
	(in thousands)

Commitments to extend credit	$356,300	$359,152
Standby letters of credit	4,097	3,803
Total	$360,397	$362,955

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2021 or during 2020.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended June 30, 2020 as well as the trailing quarter ended March 31, 2021 and balances as of December 31, 2020. Information with respect to the trailing quarter ended March 31, 2021 is included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC.

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

The CARES Act established the PPP loan program which is administered through the SBA. PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. The Company originated PPP loans totaling $203 million during 2020 and $95 million during the first six months of 2021, included in commercial and industrial loans.

Fees collected from the SBA for the PPP loans totaled $12.4 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. As of June 30, 2021, PPP loans had received SBA forgiveness that totaled $152 million. In the three and six month periods ended June 30, 2021 the total amount of PPP fees recognized into interest income was $2.5 million and $4.2 million, respectively. PPP fees recognized into interest income during the three and six month periods ended June 30, 2020 were $0.6 million. PPP loans did not impact the Company’s allowance for loan loss as a result of the SBA guarantees.

During 2020, federal banking regulators issued guidance providing that qualifying modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do no need to be identified as a TDR. During 2020, the Company had applied this guidance and had modified approximately 381 commercial loans with principal balances totaling $368 million, and approximately 298 consumer loans with principal balances totaling $37 million. Modifications included payment deferrals (including maturity extensions), fee waivers and covenant waivers. Loans in COVID-19 modification related deferral periods at June 30, 2021 were not material.

The Company expects that the COVID-19 pandemic could continue to have a significant impact on our business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel industry will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. During 2020, the Company identified a well-defined weakness in the hotel industry as a result of the impact of the pandemic and classified the loans to clients within that industry as substandard. While the Company has noted some improvement during the six months ended June 30, 2021, the classification of the hotel industry loan portfolio has not changed. As of June 30, 2021, the Company’s hotel loan portfolio was $79 million, or approximately 6.5% of total commercial loans.

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

At June 30, 2021, the Company had $12.7 million in goodwill that was recorded in connection with the acquisition of various insurance agencies and the most recent acquisition of FSB. The Company recognized $1.8 million in goodwill in its banking reporting unit related to the FSB acquisition. The remaining $10.9 million of goodwill is recorded in the Company’s insurance agency reporting unit. There have been no purchases of diverse companies in which goodwill was subjectively allocated to different reporting units.

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

No impairment to the Company’s goodwill was recorded in 2020 or in the first six months of 2021.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at June 30, 2021, March 31, 2021, and December 31, 2020. Since the end of last year, commercial real estate loans have increased $47 million and residential mortgages have increased $23 million. Commercial and Industrial loans have decreased $65 million since December 31, 2020 of which $41 million is a result of the change in PPP loan balances. As of June 30, 2021, total PPP loans originated was $298 million of which $152 million had received SBA forgiveness.

Loans secured by real estate were $1.3 billion at June 30, 2021, March 31, 2021 and December 31, 2020. Residential real estate loans were $396 million at June 30, 2021, $15 million or 4% higher than at March 31, 2021, and $23 million or 6% higher than at December 31, 2020. The increase in residential real estate loans reflects management’s decision to retain residential mortgages within our loan portfolio. Commercial real estate loans, including construction loans, were $860 million at June 30, 2021, $20 million or 2% higher than the balance at March 31, 2021 and $47 million or 6% higher than the balance at December 31, 2020. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the second quarter of 2021, residential mortgage originations were $33 million compared with the previous quarter’s originations of $32 million and $25 million in the second quarter of 2020. The Company originated $65 million in residential mortgages in the first six months of 2021, compared with $30 million in the first six months of 2020. The year-to-date increase in residential mortgage originations as compared to the prior year is primarily due to the acquired FSB mortgage real estate division during the second quarter of 2020. The Company did not sell any residential mortgages during the first six months of 2021, compared with $7.5 million during the first six months of 2020. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $365 million at June 30, 2021, representing a $86 million or 19% decrease from March 31, 2021, and a $65 million or 15% decrease from December 31, 2020. The decrease from prior periods is primarily the result of the SBA forgiveness of PPP loans and the paydowns of commercial lines of credit. At June 30, 2021 a total of $298 million of PPP loans were originated of which $95 million were originated during the first six months of 2021. At June 30, 2021, a total of $152 million of the PPP loans have been forgiven by the SBA, including $136 million that was forgiven during the first six months of 2021. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $24 million, or 1.43% of total loans outstanding at June 30, 2021, compared with $29 million, or 1.66% of total loans outstanding, as of March 31, 2021 and $28 million, or 1.66% of total loans outstanding, as of December 31, 2020. The decrease in non-performing loans from the first quarter of 2021 reflected a $2.8 million commercial real estate loan that was moved back to accruing status during the second quarter and a $2.1 million payoff of a commercial loan within the hotel industry.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $146 million at June 30, 2021, a $8 million decrease from $154 million at March 31, 2021, but a $6 million increase from $140 million at December 31, 2020. The Company continues to classify loans to clients within the hotel industry as criticized given their level of seasonality and ongoing challenges during the COVID-19 pandemic. As of June 30, 2021, the Company’s hotel loan portfolio was $79 million, or approximately 6.5%, of total commercial loans. The Company continues to monitor each client in that industry including on-going conversations with the borrowers. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $19.9 million or 1.17% of total loans outstanding at June 30, 2021, compared with $20.7 million or 1.18% of total loans outstanding as of March 31, 2021 and $20.4 million or 1.21% of total loans outstanding at December 31, 2020. The Company recorded a $0.8 million release of allowance for loan losses in the second quarter of 2021, compared with $0.3 million in provision for loan losses during the first quarter of 2021, and $0.6 million in the second quarter of 2020. The second quarter of 2021 release of allowance for loan losses reflects a decrease of $0.7 million in specific reserves associated with a single commercial customer relationship, improvement of non-performing assets and continued positive macroeconomic trends, partially offset by loan growth during the quarter.

Investing Activities

Total investment securities were $234 million at June 30, 2021, compared with $195 million at March 31, 2021 and $167 million at December 31, 2020. The increases reflect the use of excess cash balances. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $127 million at June 30, 2021 compared to $106 million at March 31, 2021, and $84 million at December 31, 2020. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 15% of average interest-earning assets in the second quarter of 2021, compared with 13% in the first quarter of 2021 and fourth quarter of 2020.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 61%, 57% and 52% of total investment securities at June 30, 2021, March 31, 2021 and December 31, 2020, respectively. The concentration in tax-advantaged debt securities issued by state and political subdivisions was 4%, 6% and 7% of the total securities portfolio at June 30, 2021, March 31, 2021, and December 31, 2020, respectively. The concentration in U.S. government-sponsored agency bonds was 35% of the total securities portfolio as of June 30, 2021 compared with 37% of the total securities portfolio at March 31, 2021 and 41% at December 31, 2020.

The total net unrealized gain position of the available-for-sale investment portfolio was $0.3 million at June 30, 2021, compared with a net unrealized loss position of $2.0 million at March 31, 2021 and net unrealized gain position of $3.2 million at December 31, 2020. The securities in an unrealized gain position at the end of the second quarter of 2021 generally reflect a decrease in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2021 were $1.9 billion, a $12 million or 1% increase from March 31, 2021 and a $112 million or 6% increase from December 31, 2020. The increase from December 31, 2020, largely reflects commercial deposits related to the second round of PPP loans and an increase in consumer deposits from government stimulus payments and lower consumer spending. Specifically, the increase from year end reflects increases in total demand deposits of $51 million or 12%, municipal savings deposits of $46 million or 28%, consumer savings deposits of $42 million or 9%, total NOW deposits of $30 million or 13%, and commercial savings deposits of $26 million or 15%. These increases were offset by a decrease in time deposits of $83 million or 30%. Average demand deposits were $494 million in the second quarter of 2021, a 6% increase from $465 million in the first quarter of 2021, and a 23% increase from $400 million in the second quarter of 2020.

The Company had $41 million in other borrowings at June 30, 2021, compared with $42 million and $45 million at March 31, 2021 and December 31, 2020, respectively. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at June 30, 2021.

On July 9, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $20.0 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). Subsequently, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank N.A. subsidiary as Tier 1 capital.

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

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,718,507	$18,513	4.32%	$1,535,206	$16,104	4.22%
Taxable securities	205,798	988	1.93%	168,333	884	2.11%
Tax-exempt securities	10,336	56	2.17%	11,344	65	2.30%
Interest bearing deposits at banks	97,168	19	0.08%	73,973	16	0.09%

Total interest-earning assets	2,031,809	$19,576	3.86%	1,788,856	$17,069	3.84%

Non interest-earning assets:

Cash and due from banks	20,017			14,661
Premises and equipment, net	19,012			15,869
Other assets	80,363			77,208

Total Assets	$2,151,201			$1,896,594

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$246,565	$70	0.11%	$203,458	$123	0.24%
Savings	928,375	391	0.17%	721,578	659	0.37%
Time deposits	210,287	275	0.52%	337,187	1,172	1.40%
Other borrowed funds	41,291	84	0.82%	36,067	75	0.84%
Subordinated debt	30,908	404	5.24%	11,330	105	3.73%
Securities sold U/A to repurchase	4,851	2	0.17%	4,096	2	0.20%

Total interest-bearing liabilities	1,462,277	$1,226	0.34%	1,313,716	$2,136	0.65%

Noninterest-bearing liabilities:
Demand deposits	493,734			399,807
Other	23,682			25,540
Total liabilities	$1,979,693			$1,739,063

Stockholders' equity	171,508			157,531

Total Liabilities and Equity	$2,151,201			$1,896,594

Net interest income		$18,350			$14,933

Net interest margin			3.62%			3.36%

Interest rate spread			3.52%			3.19%

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,712,450	$35,579	4.19%	$1,377,218	$30,650	4.46%
Taxable securities	187,351	1,820	1.96%	149,149	1,933	2.60%
Tax-exempt securities	11,051	112	2.04%	8,704	112	2.58%
Interest bearing deposits at banks	86,967	35	0.08%	65,646	197	0.60%

Total interest-earning assets	1,997,819	$37,546	3.79%	1,600,717	$32,892	4.12%

Non interest-earning assets:

Cash and due from banks	18,684			14,543
Premises and equipment, net	19,110			14,838
Other assets	79,512			69,390

Total Assets	$2,115,125			$1,699,488

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$238,640	$147	0.12%	$174,011	$305	0.35%
Regular savings	897,853	812	0.18%	663,340	1,975	0.60%
Time deposits	228,105	663	0.59%	305,882	2,550	1.67%
Other borrowed funds	42,025	168	0.81%	23,033	121	1.05%
Subordinated debt	30,896	803	5.24%	11,330	229	4.05%
Securities sold U/A to repurchase	4,743	6	0.26%	3,737	3	0.16%

Total interest-bearing liabilities	1,442,262	$2,599	0.36%	1,181,333	$5,183	0.88%

Noninterest-bearing liabilities:
Demand deposits	479,237			340,716
Other	23,357			23,833
Total liabilities	$1,944,856			$1,545,882

Stockholders' equity	170,269			153,606

Total Liabilities and Equity	$2,115,125			$1,699,488

Net interest income		$34,947			$27,709

Net interest margin			3.53%			3.47%

Interest rate spread			3.43%			3.24%

Net Income

Net income was $6.3 million, or $1.15 per diluted share, in the second quarter of 2021, compared with $4.9 million, or $0.89 per diluted share, in the first quarter of 2021 and $0.5 million, or $0.09 per diluted share, in last year’s second quarter. The increase from the prior-year period included higher net interest income of $3.4 million reflecting higher interest-earning assets and fees earned in connection with PPP, along with a $1.4 million decrease in provision for loan loss reflecting improved economic trends and conditions related to the Coronavirus pandemic (“COVID-19”). Also incurred in the prior-year period was $2.8 million of higher non-interest expenses, largely related to the FSB merger. The change in net income from the sequential quarter reflected $1.8 million increase in net interest income primarily from fees earned in connection with PPP loans and commercial prepayment fees recognized during the quarter. In addition, provision for loan loss decreased $1.1 million from the first quarter of 2021.

Return on average equity was 14.72% for the second quarter of 2021, compared with 11.48% in the first quarter of 2021 and 1.19% in the second quarter of 2020.

Other Results of Operations – Quarterly Comparison

Net interest income increased $1.8 million, or 11%, from the sequential first quarter, and $3.4 million or 23% from prior-year second quarter. The change over both periods reflected an increase in fees earned in connection with PPP and commercial prepayments. The increase from the prior-year period also reflected higher interest-earning assets. As PPP loans are forgiven, the Company is accelerating the recognition of the fees that were being amortized over the original life of the loan. PPP fees recognized in interest income were $2.5 million in the second quarter of 2021, $1.7 million in the first quarter of 2021 and $0.6 million in the second quarter of 2020.

Second quarter net interest margin of 3.62% increased 19 basis points from the first quarter of 2021, reflecting the accelerated PPP fee amortization and commercial prepayment income. Net interest margin increased 26 basis points from the second quarter of 2020 due to higher interest-earning assets, PPP fee amortization, commercial prepayment income and reduced interest expense as the Company continued to align rates on deposits. The yield on loans increased 26 basis points when compared with the first quarter of 2021 and increased 10 basis points when compared with the second quarter of 2020. The cost of interest-bearing liabilities decreased to 0.34% compared with 0.39% in the first quarter of 2021 and 0.65% in the second quarter of 2020.

The $0.8 million release of allowance for loan losses during the second quarter of 2021 reflects a decrease of $0.7 million in specific reserves associated with a single commercial customer relationship, improvement of non-performing assets and continued positive macroeconomic trends, partially offset by loan growth during the quarter. Provision for loan losses was $0.3 million in the first quarter of 2021, compared with $0.6 million in the second quarter of 2020.

Non-interest income was $4.4 million in the second quarter of 2021, compared with $4.6 million in the first quarter of 2021 and $4.2 million in the prior year second quarter. The decrease from the sequential first quarter was largely due to changes in the fair value of mortgage servicing rights partially offset by an increase in insurance service and fee revenue. The increase in non-interest income compared with prior year period is due to the temporary suspension of certain fees during the second quarter of 2020 to assist customers affected by COVID-19.

Non-interest expenses of $15.2 million in the second quarter of 2021 increased $0.8 million or 6% when compared with the first quarter of 2021 but decreased $2.8 million or 16% from last year’s second quarter. The primary component of the increase from the sequential first quarter was an increase of $0.3 million or 4% in salaries and employee benefits. This increase is largely due to annual merit increases and the capitalization of salary cost related to the origination of PPP loans. The year-over-year change included $5.0 million in merger-related expenses during the second quarter of 2020, partially offset by higher salary and benefit costs reflecting higher incentive accruals, the addition of personnel related to the FSB acquisition and strategic hires to support and the capitalization of salary cost related to PPP in the prior year’s quarter.

Technology and communications increased $0.2 million from the first quarter of 2021 but remained relatively flat when compared to the second quarter of 2020. The increase in the sequential first quarter is due to higher software costs, volume related ATM card fees and online banking activity.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 66.7% in the second quarter of 2021, 67.9% in the first quarter of 2021, and 93.9% in the second quarter of 2020. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, and merger-related expenses, was 66.1% compared with 67.2% in the first quarter of 2021 and 67.3% in last year’s second quarter.

Income tax expense was $2.0 million, or an effective tax rate of 24.4%, for the second quarter of 2021 compared with 25.2% in the first quarter of 2021 and 16.7% in last year’s second quarter. Excluding the impact of a 2020 historic tax credit transaction, the effective tax rate was 25.9% in the second quarter of 2020.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $34.9 million for the first six months of 2021, a $7.2 million or 26% increase from the first six months of 2020.  The increase in net interest income is attributable to a $397 million or 25% increase in average interest-earning assets.  The increase in average interest-earning assets reflects average loan growth of $335 million or 24% to $1.7 billion during the first half of 2021 compared to the first half of 2020. The Company acquired approximately $271 million in total loans from FSB, largely consisting of residential real estate, during the second quarter of 2020. In addition, PPP loans averaged $213 million during the first six months of 2021 compared with $72 million during the first six months of 2020. At June 30, 2021 total PPP loans that have not yet received SBA forgiveness was $146 million. Fees totaling $5.0 million were collected from the SBA for these loans in the six months ended June 30, 2021, compared with $7.0 million during the six months ended June 30, 2020. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $4.2 million of amortized PPP loan fees in interest income during the six months ended June 30, 2021, compared with $0.6 million during the prior year period.

The Company’s net interest margin of 3.53% in the first six months of 2021 was 6 basis points higher than the margin in the first six months of 2020.   The yield on average interest-earning assets decreased 33 basis points from 4.12% to 3.79%. Average loan yields decreased 27 basis points from 4.46% to 4.19%, reflecting the Federal Reserve’s decrease of fed funds rate.  The cost of interest-bearing liabilities was 0.36% in the first six months of 2021, 52 basis points lower than during the first six months of 2020.   The rate paid on average time deposits decreased from 1.67% in the first half of 2020 to 0.59% during the first six months of 2021.

The Company recorded $0.4 million release of allowance for loan losses in the six month period ended June 30, 2021, compared with $3.6 million provision for loan loss in the six-month period ended June 30, 2020.  The decrease in provision for loan losses during the first six months of 2021 compared with the prior year period reflects improved credit quality within the loan portfolio and continued positive macroeconomic trends. While the full impact of COVID-19 on future financial results is uncertain, the Company continues to monitor the potential impact on the ability of some clients to meet their borrowing obligations. The provision for loan losses during the first six months of 2020 reflected additional reserves in response to economic trends and conditions as the uncertainty of the COVID-19 pandemic continued.

Non-interest income for the first six months of 2021 increased $1.4 million from the prior year period to $9.0 million. The first six months of 2020 included a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit. There were no significant historic rehabilitation tax credits during the first six months of 2021. Changes in the fair value of mortgage servicing rights increased non-interest income by $0.3 million in first six months of 2021 as compared to the first six months of 2020. Deposit service charges revenue and interchange fees each increased $0.2 million during the first six months of 2021 compared with the first six months of 2020. Insurance service and fees revenue, the largest component of non-interest income, remained relatively consistent at $5.2 million during the first six months of 2021, compared with $5.1 million during the first six months of 2020.

Total non-interest expense decreased to $29.5 million in the first six months of 2021, 4% lower than the six-month period ended June 30, 2020. The decrease was mostly attributable to $5.4 million in merger-related expenses during the first six months of 2020 in connection with the FSB acquisition including system contract termination and deconversion charges. Offsetting the decrease were higher salaries and employee benefits costs, occupancy expenses, advertising costs and other non-interest expenses. Salaries and employee benefits costs were $18.4 million for the first six months of 2021, a $2.6 million or 16% increase from $15.8 million in the prior year period. The year-over-year increase in salary and benefits expense reflects higher incentive accruals, the addition of personnel related to the FSB acquisition and annual merit increases during 2021. Occupancy expenses increased $0.4 million reflecting the expansion of our footprint resulting from the FSB acquisition. Advertising costs increased $0.3 million during the first six months of 2021 when compared to the prior year period as the Company focuses on promotional opportunities within the WNY and Rochester market area. Professional services costs increased $0.2 million during the first six months of 2021 compared to the first six months of 2020. Other non-interest expenses, including professional services costs, technology and communications expenses, loan fees, and charitable contributions, increased a combined $0.8 million compared to prior year period.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 67.2% in the first six months of 2021, compared with 87.5% during the prior-year period. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 66.6% in the first six months of 2021, compared with 70.1% during the prior-year period.

The Company recorded income tax expense of $3.7 million for the six-month period ended June 30, 2021, compared with $0.1 million in the first six months of 2020.   The effective tax rate for the first six months of 2021 was 24.8%, compared with 16.7% in the comparable 2020 period. Excluding the impact of the 2020 historic tax credit transaction, the effective tax rate was 25.7% for the first six months of 2020. There were no historic tax credit transactions during the first six months of 2021.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 8.23% at June 30, 2021, compared with 8.19% at March 31, 2021 and 8.21% at December 31, 2020. Book value per share was $32.28 at June 30, 2021, compared with $30.76 at March 31, 2021 and $31.21 at December 31, 2020.

On February 25, 2021, the Company declared a semi-annual cash dividend of $0.60 per share on the Company’s outstanding common stock. The dividend was paid on April 6, 2021 to shareholders of record as of March 16, 2021. The semi-annual dividend represented a $0.02, or 3% increase from the previous semi-annual dividend paid in October 2020.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at June 30, 2021 and December 31, 2020 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of June 30, 2021, advances of up to $494 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of June 30, 2021, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2021, approximately 1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 7% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 61% of the investment portfolio at June 30, 2021, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at June 30, 2021, the Company had net short-term liquidity of $525 million as compared with $410 million at December 31, 2020. Available assets of $364 million, divided by public and purchased funds of $406 million, resulted in a long-term liquidity ratio of 90% at June 30, 2021, compared with 70% at December 31, 2020.

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
	(in thousands)

	June 30, 2021	December 31, 2020
Changes in interest rates

+200 basis points	$1,053	$(681)
+100 basis points	3,336	2,717

-100 basis points	(1,730)	(1,169)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures was effective as of June 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During 2021, the Company undertook efforts to remediate the material weakness with respect to its internal controls over deposit data within the deposit accounting system as previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2020.

To remediate the material weakness and strengthen our internal controls management designed and implemented review controls over the accuracy of deposit data entry for new deposit account information, file maintenance and master-file changes. Core system generated reports and other core system tools are now utilized in a review controls of deposit data entry to ensure completeness of the transactions subject to the aforementioned controls.

As of June 30, 2021, our testing of both the design and operating effectiveness of these controls was completed, and we have concluded that the material weaknesses existing at December 31, 2020 has been remediated.

Except as noted above, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
April 2021:
April 1, 2021 - April 30, 2021	-	$-	-	300,000
May 2021:
May 1, 2021 - May 31, 2021	-	$-	-	300,000
June 2021:
June 1, 2021 - June 30, 2021	1,137	$38.55	-	300,000
Total:	1,137	$38.55	-	300,000

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

(2)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2021 Repurchase Program as of June 30, 2021 was 300,000.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2021 and December 31, 2020; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2021 and 2020; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2021 and 2020; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended June 30, 2021 and 2020; (v) Unaudited Statements of Consolidated Comprehensive Income – Six months ended June 30, 2021 and 2020; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended June 30, 2021 and 2020; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2021 and 2020; (viii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2021 and 2020; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

August 2, 2021

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 2, 2021

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)