Form 10-Q
period 2021-09-30
EVANS BANCORP INC
filed 2021-11-01
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,466,823 shares as of November 1, 2021.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$12,492	$13,702
Interest-bearing deposits at banks	179,231	83,902
Securities:
Available for sale, at fair value (amortized cost: $255,244 at September 30, 2021;	253,488	162,396
$159,157 at December 31, 2020)
Held to maturity, at amortized cost (fair value: $4,755 at September 30, 2021;	4,733	4,204
$4,271 at December 31, 2020)
Federal Home Loan Bank common stock, at cost	3,262	3,470
Federal Reserve Bank common stock, at cost	3,039	2,323
Loans, net of allowance for loan losses of $18,051 at September 30, 2021
and $20,415 at December 31, 2020	1,596,111	1,673,379
Properties and equipment, net of accumulated depreciation of $21,335 at September 30, 2021
and $19,963 at December 31, 2020	18,833	19,305
Goodwill	12,713	12,713
Intangible assets	1,833	2,238
Bank-owned life insurance	34,482	33,989
Operating lease right-of-use asset	5,056	5,282
Other assets	26,785	27,212

TOTAL ASSETS	$2,152,058	$2,044,115

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$502,689	$436,157
NOW	253,124	230,751
Savings	942,147	825,947
Time	178,083	278,554
Total deposits	1,876,043	1,771,409

Securities sold under agreement to repurchase	4,016	4,093
Other borrowings	36,599	44,698
Operating lease liability	5,449	5,694
Other liabilities	20,168	18,444
Subordinated debt	30,949	30,872
Total liabilities	1,973,224	1,875,210

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,463,141 and 5,411,384 shares issued at September 30, 2021 and December 31, 2020, respectively, and 5,463,141 and 5,411,384 outstanding at September 30, 2021
and December 31, 2020, respectively	2,734	2,708
Capital surplus	78,156	76,394
Retained earnings	102,134	90,522
Accumulated other comprehensive income (loss), net of tax	(4,190)	(719)
Total stockholders' equity	178,834	168,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,152,058	$2,044,115

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2021	2020
INTEREST INCOME
Loans	$18,096	$16,847
Interest-bearing deposits at banks	64	26
Securities:
Taxable	1,087	825
Non-taxable	55	68
Total interest income	19,302	17,766
INTEREST EXPENSE
Deposits	650	1,641
Other borrowings	84	108
Subordinated debt	405	375
Total interest expense	1,139	2,124
NET INTEREST INCOME	18,163	15,642
PROVISION (CREDIT) FOR LOAN LOSSES	(1,459)	1,881
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	19,622	13,761
NON-INTEREST INCOME
Deposit service charges	664	598
Insurance service and fees	3,191	3,217
Gain on sale of securities	-	667
Gain on loans sold	-	169
Bank-owned life insurance	158	170
Interchange fee income	548	481
Other	596	555
Total non-interest income	5,157	5,857
NON-INTEREST EXPENSE
Salaries and employee benefits	9,930	8,101
Occupancy	1,126	1,204
Advertising and public relations	434	503
Professional services	840	865
Technology and communications	1,327	1,365
Amortization of intangibles	135	136
FDIC insurance	285	290
Merger-related	-	524
Other	1,316	1,480
Total non-interest expense	15,393	14,468
INCOME BEFORE INCOME TAXES	9,386	5,150
INCOME TAX PROVISION	2,407	606
NET INCOME	$6,979	$4,544
Net income per common share-basic	$1.28	$0.85
Net income per common share-diluted	$1.27	$0.84
Weighted average number of common shares outstanding	5,459,076	5,376,851
Weighted average number of diluted shares outstanding	5,516,781	5,395,806

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2021	2020
INTEREST INCOME
Loans	$53,675	$47,497
Interest-bearing deposits at banks	99	223
Securities:
Taxable	2,907	2,758
Non-taxable	167	180
Total interest income	56,848	50,658
INTEREST EXPENSE
Deposits	2,272	6,471
Other borrowings	258	232
Subordinated debt	1,208	604
Total interest expense	3,738	7,307
NET INTEREST INCOME	53,110	43,351
PROVISION (CREDIT) FOR LOAN LOSSES	(1,906)	5,477
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	55,016	37,874
NON-INTEREST INCOME
Deposit service charges	1,843	1,623
Insurance service and fees	8,350	8,309
Gain on sale of securities	-	667
Gain on loans sold	-	359
Bank-owned life insurance	493	508
Loss on tax credit investment	-	(2,475)
Refundable state historic tax credit	-	1,857
Interchange fee income	1,585	1,270
Other	1,870	1,316
Total non-interest income	14,141	13,434
NON-INTEREST EXPENSE
Salaries and employee benefits	28,339	23,903
Occupancy	3,490	3,127
Advertising and public relations	1,102	895
Professional services	2,788	2,651
Technology and communications	4,023	3,928
Amortization of intangibles	405	400
FDIC insurance	864	751
Merger-related	-	5,958
Other	3,923	3,737
Total non-interest expense	44,934	45,350
INCOME BEFORE INCOME TAXES	24,223	5,958
INCOME TAX PROVISION	6,079	741
NET INCOME	$18,144	$5,217
Net income per common share-basic	$3.34	$1.01
Net income per common share-diluted	$3.30	$1.00
Weighted average number of common shares outstanding	5,438,708	5,179,386
Weighted average number of diluted shares outstanding	5,490,836	5,214,950

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands)
	Three Months Ended September 30,
	2021	2020

NET INCOME	$6,979	$4,544

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities	(1,530)	(339)
Reclassification of gain on sale of securities	-	(494)
Total	(1,530)	(833)
Defined benefit pension plans:
Amortization of prior service cost	5	6
Amortization of actuarial loss	70	84
Total	75	90
OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,455)	(743)
COMPREHENSIVE INCOME	$5,524	$3,801

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands)
	Nine Month Ended September 30,
	2021	2020

NET INCOME	$18,144	$5,217

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities	(3,697)	2,684
Reclassification of gain on sale of securities	-	(494)
Total	(3,697)	2,190
Defined benefit pension plans:
Amortization of prior service cost	16	17
Amortization of actuarial loss	210	250
Total	226	267
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(3,471)	2,457
COMPREHENSIVE INCOME	$14,673	$7,674

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, June 30, 2020	$2,691	$75,617	$83,073	$617	$161,998
Net Income			4,544		4,544
Other comprehensive loss				(743)	(743)
Cash dividends ($0.58 per common share)			(3,118)		(3,118)
Stock compensation expense		207			207
Reissued 310 restricted shares					-
Balance, September 30, 2020	$2,691	$75,824	$84,499	$(126)	$162,888

Balance, June 30, 2021	$2,724	$77,270	$98,430	$(2,735)	$175,689
Net Income			6,979		6,979
Other comprehensive loss				(1,455)	(1,455)
Cash dividends ($0.60 per common share)			(3,275)		(3,275)
Stock compensation expense		200			200
Issued 6,633 shares in stock option exercises	3	93			96
Issued 13,017 shares for earnout	7	593			600
Balance, September 30, 2021	$2,734	$78,156	$102,134	$(4,190)	$178,834

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			5,217		5,217
Other comprehensive income				2,457	2,457
Cash dividends ($1.16 per common share)			(5,985)		(5,985)
Stock compensation expense		668			668
Reissued 310 restricted shares					-
Issued 5,988 restricted shares, net of forfeitures	3	(3)			-
Issued 10,669 shares in Employee Stock Purchase Plan	5	206			211
Issued 8,017 shares in stock option exercises	4	130			134
Issued 422,475 shares in stock consideration	212	11,521			11,733
Balance, September 30, 2020	$2,691	$75,824	$84,499	$(126)	$162,888

Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$168,905
Net Income			18,144		18,144
Other comprehensive loss				(3,471)	(3,471)
Cash dividends ($1.20 per common share)			(6,532)		(6,532)
Stock compensation expense		634			634
Issued 7,971 restricted shares, net of forfeitures	4	(4)			-
Issued 4,611 shares under Dividend Reinvestment Plan	3	152			155
Issued 6,443 shares in Employee Stock Purchase Plan	3	200			203
Issued 19,715 shares in stock option exercises	9	187			196
Issued 13,017 shares for earnout	7	593			600
Balance, September 30, 2021	$2,734	$78,156	$102,134	$(4,190)	$178,834

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands)
	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Interest received	$53,464	$47,190
Fees received	13,271	12,462
Interest paid	(4,674)	(7,447)
Cash paid to employees and vendors	(43,964)	(41,580)
Income taxes paid	(5,086)	(1,957)
Proceeds from sale of loans held for sale	-	9,895
Originations of loans held for sale	(262)	(9,184)

Net cash provided by operating activities	12,749	9,379

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(124,683)	(76,311)
Proceeds from sales, maturities, calls, and payments	27,680	73,291
Held to maturity securities:
Purchases	(3,562)	(5,082)
Proceeds from maturities, calls, and payments	3,034	2,471
Additions to properties and equipment	(901)	(3,874)
Purchase of tax credit investment	-	(3,116)
Net cash used in acquisitions	-	(6,490)
Sale of other real estate	129	718
Net decrease (increase) in loans	85,896	(204,679)
Cash paid for earnout	(900)	-

Net cash used in investing activities	(13,307)	(223,072)

FINANCING ACTIVITIES:
Proceeds (repayments) from long-term borrowings, net	(6,891)	20,274
Repayments from short-term borrowings, net	(769)	(13,646)
Net increase in deposits	105,040	274,365
Dividends paid	(3,257)	(2,867)
Issuance of common stock	554	345

Net cash provided by financing activities	94,677	278,471

Net increase in cash and cash equivalents	94,119	64,778

CASH AND CASH EQUIVALENTS:
Beginning of period	97,604	38,857
End of period	$191,723	$103,635

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands)
	Nine Months Ended September 30,
	2021	2020

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$18,144	$5,217

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,481	2,107
Deferred tax expense (benefit)	970	(2,720)
Provision (credit) for loan losses	(1,906)	5,477
Loss on tax credit investment	-	2,475
Changes in refundable state historic tax credit	-	(1,857)
Loss (Gain) on sales of assets	22	(90)
Gain on sales of securities	-	(667)
Gain on loans sold	-	(359)
Stock compensation expense	634	668
Proceeds from sale of loans held for sale	-	9,895
Originations of loans held for sale	(262)	(9,184)
Changes in assets and liabilities affecting cash flow:
Other assets	(6,724)	(4,647)
Other liabilities	390	3,064

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,749	$9,379

See Notes to Unaudited Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENTS AND FINANCIAL ACTIVITIES:

Fair value of assets acquired in acquisition (non-cash)	$-	$311,847
Fair value of liabilities assumed in acquisition	-	296,076

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

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

The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $6.0 million for the nine months ended September 30, 2020. These expenses were recorded in merger-related expense on the consolidated statements of income. There were no merger-related expenses during the nine months ended September 30, 2021.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2020. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of FSB for the three and nine months ended September 30, 2020.

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
	(in thousands)
Net interest income after provision	$13,250	$40,014
Non-interest income	5,857	14,023
Non-interest expense	13,944	42,905
Net income	4,554	9,046

The unaudited supplemental pro forma information for the three and nine months ended September 30, 2020 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Direct merger-related expenses incurred in the three and nine months ended September 30, 2020 are assumed to have occurred prior to January 1, 2020. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

3. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$87,010	$404	$(1,833)	$85,581
States and political subdivisions	6,367	110	(5)	6,472
Total debt securities	93,377	514	(1,838)	92,053

Mortgage-backed securities:
FNMA	58,943	449	(778)	58,614
FHLMC	23,577	93	(305)	23,365
GNMA	21,093	23	(340)	20,776
SBA	18,694	582	(39)	19,237
CMO	39,560	397	(514)	39,443
Total mortgage-backed securities	161,867	1,544	(1,976)	161,435

Total securities designated as available for sale	$255,244	$2,058	$(3,814)	$253,488

Held to Maturity:
Debt securities
States and political subdivisions	$4,733	$22	$-	$4,755

Total securities designated as held to maturity	$4,733	$22	$-	$4,755

	December 31, 2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$67,619	$731	$(252)	$68,098
States and political subdivisions	7,362	169	(7)	7,524
Total debt securities	74,981	900	(259)	75,622

Mortgage-backed securities:
FNMA	24,265	654	(50)	24,869
FHLMC	3,739	111	(1)	3,849
GNMA	2,006	58	(1)	2,063
SBA	20,949	914	(33)	21,830
CMO	33,217	946	-	34,163
Total mortgage-backed securities	84,176	2,683	(85)	86,774

Total securities designated as available for sale	$159,157	$3,583	$(344)	$162,396

Held to Maturity:
Debt securities
States and political subdivisions	$4,204	$67	$-	$4,271

Total securities designated as held to maturity	$4,204	$67	$-	$4,271

Available for sale securities with a total fair value of $216 million and $135 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2021 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2021
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$972	$977
Due after one year through five years	11,793	12,121
Due after five years through ten years	42,519	42,409
Due after ten years	38,093	36,546
	93,377	92,053

Mortgage-backed securities
available for sale	161,867	161,435

Total	$255,244	$253,488

Debt securities held to maturity:

Due in one year or less	$3,883	$3,884
Due after one year through five years	442	457
Due after five years through ten years	339	340
Due after ten years	69	74
Total	$4,733	$4,755

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and nine month periods ended September 30, 2021. During the three months ended September 30, 2020, the Company received $23.3 million from the sale of investment securities. Gross realized gains from sales of investment securities for the three month and nine month periods ended September 30, 2020 were $0.7 million. Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2021 and December 31, 2020 is summarized below. The securities are primarily U.S. government-guaranteed agency securities or municipal securities.

	September 30, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$35,432	$(689)	$23,845	$(1,144)	$59,277	$(1,833)
States and political subdivisions	-	-	202	(5)	202	(5)
Total debt securities	35,432	(689)	24,047	(1,149)	59,479	(1,838)

Mortgage-backed securities:
FNMA	40,345	(777)	171	(1)	40,516	(778)
FHLMC	17,490	(305)	78	-	17,568	(305)
GNMA	19,548	(339)	146	(1)	19,694	(340)
SBA	2,841	(8)	1,347	(31)	4,188	(39)
CMO	19,902	(514)	-	-	19,902	(514)
Total mortgage-backed securities	100,126	(1,943)	1,742	(33)	101,868	(1,976)

Held to Maturity:
Debt securities:
States and political subdivisions	335	-	-	-	335	-

Total temporarily impaired
securities	$135,893	$(2,632)	$25,789	$(1,182)	$161,682	$(3,814)

	December 31, 2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$33,801	$(252)	$-	$-	$33,801	$(252)
States and political subdivisions	207	(1)	180	(6)	387	(7)
Total debt securities	34,008	(253)	180	(6)	34,188	(259)

Mortgage-backed securities:
FNMA	3,354	(39)	1,391	(11)	4,745	(50)
FHLMC	182	(1)	-	-	182	(1)
GNMA	154	(1)	-	-	154	(1)
SBA	-	-	1,392	(33)	1,392	(33)
CMO	121	-	-	-	121	-
Total mortgage-backed securities	3,811	(41)	2,783	(44)	6,594	(85)

Held to Maturity:
Debt securities:
States and political subdivisions	-	-	-	-	-	-

Total temporarily impaired
securities	$37,819	$(294)	$2,963	$(50)	$40,782	$(344)

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2021 and December 31, 2020 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the three and nine months ended September 30, 2021 and did not record any OTTI charges during 2020. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

4. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2021	December 31, 2020
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$403,413	$365,351
Commercial and multi-family	717,274	706,276
Construction-Residential	5,778	7,509
Construction-Commercial	125,572	106,559
Home equities	81,071	82,602
Total real estate loans	1,333,108	1,268,297

Commercial and industrial loans	284,894	430,350
Consumer and other loans	336	151
Unaccreted yield adjustments*	(4,176)	(5,004)
Total gross loans	1,614,162	1,693,794

Allowance for loan losses	(18,051)	(20,415)

Loans, net	$1,596,111	$1,673,379

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated, including $3.2 million and $4.6 million of PPP fees at September 30, 2021 and December 31, 2020, respectively.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. At September 30, 2021, the Company had originated PPP loans totaling $298 million, included in commercial and industrial loans. As of September 30, 2021, $222 million in PPP loans had received SBA forgiveness. PPP loans did not impact the Company’s allowance for loan losses as a result of the SBA guarantees. Fees collected from the SBA for these loans totaled $12.4 million as of September 30, 2021. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. In the three and nine month periods ended September 30, 2021 the total amount of PPP fees recognized into interest income was $2.1 million and $6.3 million, respectively. PPP fees recognized into interest income during the three and nine month periods ended September 30, 2020 were $0.9 million and $1.5 million, respectively.

At September 30, 2021, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million.

At December 31, 2020, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.9 million and $0.8 million, respectively. There was less than $0.1 million of valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2021. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans.

At September 30, 2021, the Company’s FHLMC loan serving portfolio was $75 million in principal balances in which residential real estate loans were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three and nine month periods ending September 30, 2021 and 2020.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. At September 30, 2021, the Company’s FNMA loan servicing portfolio was $64 million in principal balances. In the three and nine month periods ended September 30, 2021, the Company did not sell mortgages to FNMA. In the three and nine month periods ended September 30, 2020, the Company sold mortgages to FNMA totaling $7.2 million and $15.0 million, respectively.

At September 30, 2021 and December 31, 2020, the Company had loan servicing portfolio principal balances of $139 million and $171 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $0.9 million at September 30, 2021 and December 31, 2020.

At September 30, 2021 there were $0.3 million of residential mortgages held for sale. At December 31, 2020 there were $0.8 million in residential mortgages held for sale.

There were $639 million and $630 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of September 30, 2021 and December 31, 2020, respectively.

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

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During 2020 the Company reclassified all commercial loans that received a deferral into the watch or criticized categories. The Company reassesses these classifications as the clients return to making payments as contracted. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of September 30, 2021, the Company’s hotel loan portfolio totaled approximately $79 million, of which the Company upgraded $20 million out of the criticized loan category and $2.2 million was classified as nonaccrual during the third quarter of 2021. At September 30, 2021 hotel loans classified as substandard comprised approximately 5.2% of total commercial loans. Total criticized assets were $121 million at September 30, 2021 and $140 million at the end of the 2020.

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

	September 30, 2021
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$89,124	$432,586	$521,710	$204,311
Watch	16,893	200,741	217,634	62,647
Special Mention	8,224	31,487	39,711	7,663
Substandard	11,331	52,460	63,791	10,273
Doubtful/Loss	-	-	-	-
Total	$125,572	$717,274	$842,846	$284,894

	December 31, 2020
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$59,020	$317,854	$376,874	$314,322
Watch	17,218	300,061	317,279	95,117
Special Mention	2,041	17,656	19,697	6,555
Substandard	28,280	70,705	98,985	14,356
Doubtful/Loss	-	-	-	-
Total	$106,559	$706,276	$812,835	$430,350

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

	September 30, 2021
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$275,206	$155	$3,846	$200	$5,487	$284,894
Residential real estate:
Residential	397,902	50	1,905	-	3,556	403,413
Construction	5,778	-	-	-	-	5,778
Commercial real estate:
Commercial	705,201	-	147	276	11,650	717,274
Construction	120,683	-	1,632	-	3,257	125,572
Home equities	79,602	309	123	-	1,037	81,071
Consumer and other	333	2	1	-	-	336
Total Loans	$1,584,705	$516	$7,654	$476	$24,987	$1,618,338

Note: Loan balances do not include $(4.2) million of unaccreted yield adjustments as of September 30, 2021.

	December 31, 2020
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$419,409	$4,240	$122	$94	$6,485	$430,350
Residential real estate:
Residential	357,135	4,156	1,262	109	2,689	365,351
Construction	7,509	-	-	-	-	7,509
Commercial real estate:
Commercial	667,426	20,024	4,166	-	14,660	706,276
Construction	94,030	5,616	4,062	-	2,851	106,559
Home equities	80,044	744	604	14	1,196	82,602
Consumer and other	111	6	14	17	3	151
Total Loans	$1,625,664	$34,786	$10,230	$234	$27,884	$1,698,798

Note: Loan balances do not include $(5.0) million of unaccreted yield adjustments as of December 31, 2020.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended September 30, 2021 and 2020.

	Three months ended September 30, 2021
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$3,790	$13,925	$58	$1,694	475	$19,942
Charge-offs	(424)	-	(29)	-	-	(453)
Recoveries	15	-	4	-	2	21
Provision (Credit)	(228)	(1,555)	(12)	259	77	(1,459)
Ending balance	$3,153	$12,370	$21	$1,953	$554	$18,051

*Includes construction loans

	Three months ended September 30, 2020
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$5,260	$11,625	$233	$1,147	$489	$18,754
Charge-offs	(124)	(5)	(14)	-	-	(143)
Recoveries	105	-	4	-	-	109
Provision (Credit)	(23)	1,843	(187)	218	30	1,881
Ending balance	$5,218	$13,463	$36	$1,365	$519	$20,601

* Includes construction loans

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2021 and 2020.

	Nine months ended September 30, 2021
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	(424)	-	(120)	-	-	(544)
Recoveries	58	-	26	-	2	86
Provision (Credit)	(1,363)	(879)	70	295	(29)	(1,906)
Ending balance	$3,153	$12,370	$21	$1,953	$554	$18,051

* Includes construction loans

	Nine months ended September 30, 2020
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(143)	(5)	(44)	(29)	(4)	(225)
Recoveries	141	11	22	-	-	174
Provision (Credit)	673	4,452	(97)	323	126	5,477
Ending balance	$5,218	$13,463	$36	$1,365	$519	$20,601

* Includes construction loans

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$42	$-	$42

Individually evaluated for impairment	132	478	-	9	41	660

Collectively evaluated for impairment	3,021	11,892	21	1,902	513	17,349
Total	$3,153	$12,370	$21	$1,953	$554	$18,051

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$812	$-	$812

Individually evaluated for impairment	5,487	18,142	-	3,116	1,428	28,173

Collectively evaluated for impairment	279,407	824,704	336	405,263	79,643	1,589,353
Total	$284,894	$842,846	$336	$409,191	$81,071	$1,618,338

Note: Loan balances do not include $(4.2) million of unaccreted yield adjustments as of September 30, 2021.

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

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$4,050	$4,775	$-	$4,217	$3
Residential real estate:
Residential	3,054	3,387	-	4,043	21
Construction	-	-	-	-	-
Commercial real estate:
Commercial	14,709	16,394	-	14,820	228
Construction	-	-	-	-	-
Home equities	1,319	1,551	-	1,560	7
Consumer and other	-	-	-	-	-
Total impaired loans	$23,132	$26,107	$-	$24,640	$259

	At September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$1,437	$1,502	$132	$1,440	$26
Residential real estate:
Residential	830	905	51	713	1
Construction	-	-	-	-	-
Commercial real estate:
Commercial	176	197	25	194	-
Construction	3,257	3,375	453	3,305	2
Home equities	109	109	41	109	-
Consumer and other	-	-	-	-	-
Total impaired loans	$5,809	$6,088	$702	$5,761	$29

	At September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,487	$6,277	$132	$5,657	$29
Residential real estate:
Residential	3,884	4,292	51	4,756	22
Construction	-	-	-	-	-
Commercial real estate:
Commercial	14,885	16,591	25	15,014	228
Construction	3,257	3,375	453	3,305	2
Home equities	1,428	1,660	41	1,669	7
Consumer and other	-	-	-	-	-
Total impaired loans	$28,941	$32,195	$702	$30,401	$288

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,706	$1,947	$-	$1,952	$8
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	12,210	12,840	-	12,397	209
Construction	1,295	1,352	-	1,315	-
Home equities	1,515	1,741	-	1,565	23
Consumer and other	-	-	-	-	-
Total impaired loans	$20,429	$21,949	$-	$20,983	$300

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,779	$4,993	$994	$4,938	$25
Residential real estate:
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	2,943	2,953	153	2,943	10
Construction	1,556	1,556	386	1,556	53
Home equities	109	109	11	109	1
Consumer and other	3	3	3	3	-
Total impaired loans	$9,390	$9,614	$1,547	$9,549	$89

	At December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,485	$6,940	$994	$6,890	$33
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	15,153	15,793	153	15,340	219
Construction	2,851	2,908	386	2,871	53
Home equities	1,624	1,850	11	1,674	24
Consumer and other	3	3	3	3	-
Total impaired loans	$29,819	$31,563	$1,547	$30,532	$389

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	September 30, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,055	$1,055	$-	$2
Residential real estate:
Residential	1,001	629	372	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,235	-	3,235	-
Construction	-	-	-	-
Home equities	500	109	391	-
Consumer and other	-	-	-	-
Total TDR loans	$5,791	$1,793	$3,998	$2

	December 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,722	$1,722	$-	$370
Residential real estate:
Residential	1,632	587	1,045	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,408	2,915	493	-
Construction	-	-	-	-
Home equities	552	124	428	-
Consumer and other	-	-	-	-
Total TDR loans	$7,314	$5,348	$1,966	$370

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. The Company had applied this guidance and during 2020 had made 381 modifications of commercial loans with principal balances totaling $368 million, and approximately 298 modifications of consumer loans with principal balances totaling $37 million. COVID-19 related modifications made during the nine months ended September 30, 2021 were not material.

The following tables present TDR activity by the type of concession granted to the borrower for the three and nine month periods ended September 30, 2021 and 2020.

	Three months ended September 30, 2021			Three months ended September 30, 2020
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction:
Extension of maturity and
interest rate reduction	-	-	-	1	97	97
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction:
Combination of concessions	-	-	-	1	56	56
Extension of maturity and
interest rate reduction	-	-	-	1	97	97
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the three and nine month periods ended September 30, 2021 and 2020 were not material.

5. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2021, the Company had an average of 57,705 and 52,128 dilutive shares outstanding, respectively. The Company had an average of 18,955 and 35,564 dilutive shares outstanding for the three and nine month periods ended September 30, 2020.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2021, there was an average of 39,390 and 80,614 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive. For the three and nine month periods ended September 30, 2020, there was an average of 150,783 and 81,770 potentially anti-dilutive shares outstanding.

6. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three and nine month periods ended September 30, 2021 and 2020:

	Balance at June 30, 2021	Net Change	Balance at September 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$230	$(1,530)	$(1,300)
Net defined benefit pension plan adjustments	(2,965)	75	(2,890)
Total	$(2,735)	$(1,455)	$(4,190)

	Balance at June 30, 2020	Net Change	Balance at September 30, 2020
	(in thousands)
Net unrealized gain (loss) on investment securities	$3,545	$(833)	$2,712
Net defined benefit pension plan adjustments	(2,928)	90	(2,838)
Total	$617	$(743)	$(126)

	Balance at December 31, 2020	Net Change	Balance at September 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(3,697)	$(1,300)
Net defined benefit pension plan adjustments	(3,116)	226	(2,890)
Total	$(719)	$(3,471)	$(4,190)

	Balance at December 31, 2019	Net Change	Balance at September 30, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$2,190	$2,712
Net defined benefit pension plan adjustments	(3,105)	267	(2,838)
Total	$(2,583)	$2,457	$(126)

	Three months ended September 30, 2021			Three months ended September 30, 2020
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(2,066)	$536	$(1,530)	$(455)	$116	$(339)
Reclassification from accumulated other
comprehensive income for gain on sale of
securities	-	-	-	(667)	173	(494)
Net change	(2,066)	536	(1,530)	(1,122)	289	(833)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	7	(2)	5	7	(1)	6
Amortization of actuarial loss	95	(25)	70	113	(29)	84
Net change	102	(27)	75	120	(30)	90

Other comprehensive loss	$(1,964)	$509	$(1,455)	$(1,002)	$259	$(743)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(4,995)	$1,298	$(3,697)	$3,623	$(939)	$2,684
Reclassification from accumulated other
comprehensive income for gain on sale of
securities	-	-	-	(667)	173	(494)
Net change	(4,995)	1,298	(3,697)	2,956	(766)	2,190

Defined benefit pension plan
adjustments:
Amortization of prior service cost	23	(7)	16	23	(6)	17
Amortization of actuarial loss	285	(75)	210	339	(89)	250
Net change	308	(82)	226	362	(95)	267

Other comprehensive (loss) income	$(4,687)	$1,216	$(3,471)	$3,318	$(861)	$2,457

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2021 and 2020:

	Three months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2021	2020	2021	2020

Service cost	$-	$-	$37	$38
Interest cost	41	50	25	38
Expected return on plan assets	(89)	(81)	-	-
Amortization of prior service cost	-	-	7	7
Amortization of the net loss	24	25	71	88
Net periodic (benefit) cost	$(24)	$(6)	$140	$171

	Nine months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2021	2020	2021	2020

Service cost	$-	$-	$112	$116
Interest cost	122	151	75	114
Expected return on plan assets	(266)	(244)	-	-
Amortization of prior service cost	-	-	23	23
Amortization of the net loss	72	76	213	263
Net periodic (benefit) cost	$(72)	$(17)	$423	$516

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

A disaggregation of the total insurance service and other fees for the three and nine months ended September 30, 2021 and 2020 is provided in the tables below:

	Three months ended September 30,
	2021	2020
	(in thousands)
Commercial property and casualty insurance commissions	$1,426	$1,439
Personal property and casualty insurance commissions	856	890
Employee benefits sales commissions	231	245
Profit sharing and contingent revenue	410	375
Wealth management and other financial services	161	164
Insurance claims services revenue	77	84
Other insurance-related revenue	30	20
Total insurance service and other fees	$3,191	$3,217

	Nine months ended September 30,
	2021	2020
	(in thousands)
Commercial property and casualty insurance commissions	$3,248	$3,261
Personal property and casualty insurance commissions	2,517	2,611
Employee benefits sales commissions	692	993
Profit sharing and contingent revenue	1,029	733
Wealth management and other financial services	508	407
Insurance claims services revenue	236	201
Other insurance-related revenue	120	103
Total insurance service and other fees	$8,350	$8,309

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$85,581	$-	$85,581
States and political subdivisions	-	6,472	-	6,472
Mortgage-backed securities	-	161,435	-	161,435
Mortgage servicing rights	-	-	930	930

December 31, 2020
Securities available-for-sale:
US treasuries and government agencies	$-	$68,098	$-	$68,098
States and political subdivisions	-	7,524	-	7,524
Mortgage-backed securities	-	86,774	-	86,774
Mortgage servicing rights	-	-	917	917

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

The following table summarizes the changes in fair value for MSRs:

	Three months ended September 30,
(in thousands)	2021	2020
Mortgage servicing rights - July 1	$993	$1,031
Losses included in earnings	(63)	(89)
Additions from loan sales	-	65
Mortgage servicing rights - September 30	$930	$1,007

	Nine months ended September 30,
(in thousands)	2021	2020
Mortgage servicing rights - January 1	$917	$555
Gains/(Losses) included in earnings	13	(289)
Additions from business combinations	-	639
Additions from loan sales	-	102
Mortgage servicing rights - September 30	$930	$1,007

Quantitative information about the significant unobservable inputs used in the fair value measurement of MSRs at the respective dates is as follows:

	September 30, 2021	December 31, 2020
Servicing fees	0.25%	0.25%
Discount rate	9.01%	9.04%
Prepayment rate (CPR)	8.09%	9.73%

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis September 30, 2021 and December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2021
Collateral dependent impaired loans	$-	$-	$7,149	$7,149

December 31, 2020
Collateral dependent impaired loans	$-	$-	$7,496	$7,496

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral. All impaired commercial loans are graded substandard or worse on the internal loan rating scale. For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first. Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers. Collateral dependent impaired loans had a recorded investment of $7.6 million, with an allowance for loan loss of $0.5 million, at September 30, 2021 compared with $8.8 million and $1.3 million, respectively, at December 31, 2020.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$191,723	$191,723	$97,604	$97,604
Level 2:
Available for sale securities	253,488	253,488	162,396	162,396
FHLB and FRB stock	6,301	N/A	5,793	N/A
Level 3:
Held to maturity securities	4,733	4,755	4,204	4,271
Loans, net	1,596,111	1,619,511	1,673,379	1,720,878
Mortgage servicing rights	930	930	917	917

Financial liabilities:
Level 1:
Demand deposits	$502,689	$502,689	$436,157	$436,157
NOW deposits	253,124	253,124	230,751	230,751
Savings deposits	942,147	942,147	825,947	825,947
Level 2:
Securities sold under agreement to
repurchase	4,016	4,016	4,093	4,093
Other borrowed funds	36,599	36,891	44,698	45,547
Subordinated debt	30,949	32,350	30,872	31,394
Level 3:
Time deposits	178,083	178,481	278,554	280,059

10. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2021 and 2020.

	Three months ended September 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$18,165	$(2)	$18,163
Provision (credit) for loan losses	(1,459)	-	(1,459)
Net interest income (expense) after
provision for loan losses	19,624	(2)	19,622
Insurance service and fees	141	3,050	3,191
Other non-interest income	1,966	-	1,966
Amortization expense	6	129	135
Other non-interest expense	13,382	1,876	15,258
Income before income taxes	8,343	1,043	9,386
Income tax provision	2,135	272	2,407
Net income	$6,208	$771	$6,979

	Three months ended September 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$15,644	$(2)	$15,642
Provision for loan losses	1,881	-	1,881
Net interest income (expense) after
provision for loan losses	13,763	(2)	13,761
Insurance service and fees	162	3,055	3,217
Other non-interest income	2,636	4	2,640
Amortization expense	6	130	136
Other non-interest expense	12,372	1,960	14,332
Income before income taxes	4,183	967	5,150
Income tax provision	354	252	606
Net income	$3,829	$715	$4,544

	Nine months ended September 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$53,118	$(8)	$53,110
Provision (credit) for loan losses	(1,906)	-	(1,906)
Net interest income (expense) after
provision for loan losses	55,024	(8)	55,016
Insurance service and fees	456	7,894	8,350
Other non-interest income	5,787	4	5,791
Amortization expense	16	389	405
Other non-interest expense	38,603	5,926	44,529
Income before income taxes	22,648	1,575	24,223
Income tax provision	5,669	410	6,079
Net income	$16,979	$1,165	$18,144

	Nine months ended September 30, 2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$43,359	$(8)	$43,351
Provision for loan losses	5,477	-	5,477
Net interest income (expense) after
provision for loan losses	37,882	(8)	37,874
Insurance service and fees	395	7,914	8,309
Other non-interest income	5,121	4	5,125
Amortization expense	11	389	400
Other non-interest expense	38,917	6,033	44,950
Income before income taxes	4,470	1,488	5,958
Income tax provision	354	387	741
Net income	$4,116	$1,101	$5,217

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

	September 30,	December 31,
	2021	2020
	(in thousands)

Commitments to extend credit	$379,736	$359,152
Standby letters of credit	4,764	3,803
Total	$384,500	$362,955

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2021 or during 2020.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended September 30, 2020 as well as the trailing quarter ended June 30, 2021 and balances as of December 31, 2020. Information with respect to the trailing quarter ended June 30, 2021 is included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC.

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

The CARES Act established the PPP loan program which is administered through the SBA. PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. The Company originated PPP loans totaling $203 million during 2020 and $95 million during the first nine months of 2021, which are included in commercial and industrial loans.

Fees collected from the SBA for the PPP loans totaled $12.4 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. As of September 30, 2021, PPP loans totaling $222 million had received SBA forgiveness. In the three and nine month periods ended September 30, 2021 the total amount of PPP fees recognized into interest income was $2.1 million and $6.3 million, respectively. PPP fees recognized into interest income during the three and nine month periods ended September 30, 2020 were $0.9 million and $1.5 million, respectively. PPP loans did not impact the Company’s allowance for loan losses as a result of the SBA guarantees.

During 2020, federal banking regulators issued guidance providing that qualifying modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do no need to be identified as a TDR. During 2020, the Company had applied this guidance and had modified approximately 381 commercial loans with principal balances totaling $368 million, and approximately 298 consumer loans with principal balances totaling $37 million. Modifications included payment deferrals (including maturity extensions), fee waivers and covenant waivers. Loans in COVID-19 modification related deferral periods at September 30, 2021 were not material.

The Company expects that the COVID-19 pandemic could continue to have a significant impact on our business. In particular, it is anticipated that a significant portion of the Company’s borrowers in the hotel industry will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and may adversely impact the value of collateral. During 2020, the Company identified a well-defined weakness in the hotel industry as a result of the impact of the pandemic and classified the loans to clients within that industry as substandard. At September 30, 2021, the Company’s hotel loan portfolio totaled approximately $79 million. During the third quarter of 2021, the Company upgraded $20 million of the hotel portfolio balance and downgraded $2.2 million into non-performing, due to payment performance and current operational results. Although the remaining portfolio has shown improvement and have paid all amounts due, the Company will validate sustained performance on these loans before upgrading.

Future government actions in response to the COVID-19 pandemic, including vaccination mandates, may affect the Company’s workforce, human capital resources and infrastructure.

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

At September 30, 2021, the Company had $12.7 million in goodwill that was recorded in connection with the acquisition of various insurance agencies and the most recent acquisition of FSB. The Company recognized $1.8 million in goodwill in its banking reporting unit related to the FSB acquisition. The remaining $10.9 million of goodwill is recorded in the Company’s insurance agency reporting unit. There have been no purchases of diverse companies in which goodwill was subjectively allocated to different reporting units.

The valuation methodology used for the goodwill in the banking reporting unit is a five year discounted cash flow analysis. The Company used two valuation methodologies to calculate the fair value of the insurance agency reporting unit. The first methodology was a five year discounted cash flow analysis. The second was to measure fair value using an EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”) multiple. These valuation methodologies utilize key assumptions that include forecasts of revenues and expenses derived from Company projections for a period of five years, changes in working capital estimates, company specific discount rate derived from a rate build up approach, externally sourced bank peer group market multiples and externally sourced bank peer group change in control premium, all of which are highly subjective and require significant management judgment. Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment.

No impairment to the Company’s goodwill was recorded in 2020 or in the first nine months of 2021.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.6 billion at September 30, 2021, compared with $1.7 billion at June 30, 2021, and December 31, 2020. Since the end of last year, commercial real estate loans have increased $30 million and residential mortgages have increased $36 million. Commercial and Industrial loans have decreased $145 million since December 31, 2020 of which $111 million is a result of the decrease in PPP loan balances. As of September 30, 2021, total PPP loans originated were $298 million of which $222 million had received SBA forgiveness. The remaining reduction in commercial and industrial loans was due to a decrease of $34 million in commercial lines of credit. The decrease in commercial lines of credit is mostly a result of customer increased liquidity from government programs in response to the pandemic, including PPP.

Loans secured by real estate were $1.3 billion at September 30, 2021, June 30, 2021 and December 31, 2020. Residential real estate loans were $409 million at September 30, 2021, $14 million or 3% higher than at June 30, 2021, and $36 million or 10% higher than at December 31, 2020. The increase in residential real estate loans reflects management’s decision to retain residential mortgages within our loan portfolio. Commercial real estate loans, including construction loans, were $843 million at September 30, 2021, $17 million or 2% lower than the balance at June 30, 2021, but $30 million or 4% higher than the balance at December 31, 2020. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the third quarter of 2021, residential mortgage originations were $31 million compared with the previous quarter’s originations of $33 million and $34 million in the third quarter of 2020. The Company originated $96 million in residential mortgages in the first nine months of 2021, compared with $67 million in the first nine months of 2020. The year-to-date increase in residential mortgage originations as compared to the prior year is primarily due to the acquired FSB mortgage real estate division during the second quarter of 2020. The Company did not sell any residential mortgages during the first nine months of 2021, compared with $15 million during the first nine months of 2020. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $285 million at September 30, 2021, representing an $80 million or 22% decrease from June 30, 2021, and a $145 million or 34% decrease from December 31, 2020. The decrease from prior periods is primarily the result of the SBA forgiveness of PPP loans and the paydowns of commercial lines of credit as customers experienced excess liquidity. At September 30, 2021 a total of $298 million of PPP loans were originated of which $95 million were originated during the first nine months of 2021. At September 30, 2021, a total of $222 million of the PPP loans have been forgiven by the SBA, including $205 million that was forgiven during the first nine months of 2021. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $25 million, or 1.58% of total loans outstanding at September 30, 2021, compared with $24 million, or 1.43% of total loans outstanding, as of June 30, 2021 and $28 million, or 1.66% of total loans outstanding, as of December 31, 2020. The increase in non-performing loans from the second quarter of 2021 was due to a $2.2 million loan within the hotel portfolio moved to nonaccrual status during the recent quarter.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $121 million at September 30, 2021, a $25 million decrease from $146 million at June 30, 2021, and a $19 million decrease from $140 million at December 31, 2020. The Company continues to classify loans to clients within the hotel industry as criticized given their level of seasonality and ongoing challenges during the COVID-19 pandemic. As of September 30, 2021, the Company’s hotel loan portfolio was $79 million, or approximately 7%, of total commercial loans. During the third quarter of 2021, the Company upgraded $20 million of loans within the hotel portfolio out of the criticized loan category. The Company continues to monitor each client in that industry including on-going conversations with the borrowers. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $18.1 million or 1.12% of total loans outstanding at September 30, 2021, compared with $19.9 million or 1.17% of total loans outstanding as of June 30, 2021 and $20.4 million or 1.21% of total loans outstanding at December 31, 2020. The Company recorded a $1.5 million release of allowance for loan losses in the third quarter of 2021, compared with $0.8 million the second quarter of 2021, and a provision for loan losses of $1.9 million during in the third quarter of 2020. Third quarter of 2021 release of allowance for loan losses reflects $0.7 million related to a decrease in criticized hotel portfolio loans and a $0.5 million reduction in specific reserves resulting from the payments received from one commercial customer relationship.

Investing Activities

Total investment securities were $258 million at September 30, 2021, compared with $234 million at June 30, 2021 and $167 million at December 31, 2020. The increases reflect the use of excess cash balances. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $179 million at September 30, 2021 compared to $127 million at June 30, 2021, and $84 million at December 31, 2020. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 20% of average interest-earning assets in the third quarter of 2021, compared with 15% in the second quarter of 2021 and 13% in the fourth quarter of 2020.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 63%, 61% and 52% of total investment securities at September 30, 2021, June 30, 2021 and December 31, 2020, respectively. The concentration in tax-advantaged debt securities issued by state and political subdivisions was 4%, 4% and 7% of the total securities portfolio at September 30, 2021, June 30, 2021, and December 31, 2020, respectively. The concentration in U.S.

government-sponsored agency bonds was 33% of the total securities portfolio as of September 30, 2021 compared with 35% of the total securities portfolio at June 30, 2021 and 41% at December 31, 2020.

The total net unrealized loss position of the available-for-sale investment portfolio was $1.8 million at September 30, 2021, compared with a net unrealized gain position of $0.3 million at June 30, 2021 and $3.2 million at December 31, 2020. The securities in an unrealized loss position at the end of the third quarter of 2021 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2021 were $1.9 billion, an $8 million or less than 1% decrease from June 30, 2021, but a $105 million or 6% increase from December 31, 2020. The increase from December 31, 2020 largely reflects commercial deposits related to the second round of PPP loans and an increase in consumer deposits from government stimulus payments and lower consumer spending. Specifically, the increase from year end reflects increases in total demand deposits of $67 million or 15%, consumer savings deposits of $45 million or 9%, municipal savings deposits of $41 million or 25%, commercial savings deposits of $31 million or 17%, and total NOW deposits of $22 million or 10%. These increases were offset by a decrease in time deposits of $100 million or 36%. Average demand deposits were $503 million in the third quarter of 2021, a 2% increase from $494 million in the second quarter of 2021, and a 17% increase from $431 million in the third quarter of 2020.

The Company had $37 million in other borrowings at September 30, 2021, compared with $41 million at June 30, 2021 and $45 million at December 31, 2020. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at September 30, 2021.

On July 9, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $20 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “Notes”). Subsequently, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank N.A. subsidiary as Tier 1 capital.

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

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,647,395	$18,096	4.36%	$1,671,338	$16,847	4.01%
Taxable securities	238,547	1,087	1.81%	160,501	825	2.04%
Tax-exempt securities	10,143	55	2.15%	12,211	68	2.22%
Interest bearing deposits at banks	174,296	64	0.15%	106,154	26	0.10%

Total interest-earning assets	2,070,381	$19,302	3.70%	1,950,204	$17,766	3.62%

Non interest-earning assets:

Cash and due from banks	10,399			14,482
Premises and equipment, net	18,909			17,756
Other assets	80,293			85,006

Total Assets	$2,179,982			$2,067,448

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$262,105	$63	0.10%	$221,343	$103	0.19%
Savings	949,956	356	0.15%	799,082	654	0.33%
Time deposits	186,126	231	0.49%	337,967	884	1.04%
Other borrowed funds	39,391	83	0.84%	50,837	106	0.83%
Subordinated debt	30,934	405	5.19%	29,582	375	5.04%
Securities sold U/A to repurchase	4,001	1	0.10%	4,507	2	0.18%

Total interest-bearing liabilities	1,472,513	$1,139	0.31%	1,443,318	$2,124	0.59%

Noninterest-bearing liabilities:
Demand deposits	503,006			430,658
Other	25,250			29,644
Total liabilities	$2,000,769			$1,903,620

Stockholders' equity	179,213			163,828

Total Liabilities and Equity	$2,179,982			$2,067,448

Net interest income		$18,163			$15,642

Net interest margin			3.48%			3.19%

Interest rate spread			3.39%			3.03%

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,690,527	$53,675	4.25%	$1,475,973	$47,497	4.30%
Taxable securities	204,604	2,907	1.90%	152,961	2,758	2.41%
Tax-exempt securities	10,745	167	2.08%	9,881	180	2.43%
Interest bearing deposits at banks	116,396	99	0.11%	79,247	223	0.38%

Total interest-earning assets	2,022,272	$56,848	3.76%	1,718,062	$50,658	3.94%

Non interest-earning assets:

Cash and due from banks	15,893			14,523
Premises and equipment, net	19,043			15,818
Other assets	80,205			74,634

Total Assets	$2,137,413			$1,823,037

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$246,548	$210	0.11%	$189,903	$408	0.29%
Regular savings	915,411	1,168	0.17%	708,918	2,629	0.50%
Time deposits	213,958	894	0.56%	316,655	3,434	1.45%
Other borrowed funds	41,137	253	0.82%	32,369	227	0.94%
Subordinated debt	30,909	1,208	5.23%	17,458	604	4.62%
Securities sold U/A to repurchase	4,493	5	0.15%	3,996	5	0.17%

Total interest-bearing liabilities	1,452,456	$3,738	0.34%	1,269,299	$7,307	0.77%

Noninterest-bearing liabilities:
Demand deposits	487,247			370,915
Other	24,427			25,785
Total liabilities	$1,964,130			$1,665,999

Stockholders' equity	173,283			157,038

Total Liabilities and Equity	$2,137,413			$1,823,037

Net interest income		$53,110			$43,351

Net interest margin			3.51%			3.37%

Interest rate spread			3.42%			3.17%

Net Income

Net income was $7.0 million, or $1.27 per diluted share, in the third quarter of 2021, compared with $6.3 million, or $1.15 per diluted share, in the second quarter of 2021 and $4.5 million, or $0.84 per diluted share, in last year’s third quarter. The increase from the prior-year period included higher net interest income of $2.5 million reflecting higher interest-earning assets and fees earned in connection with PPP lending, along with a $3.3 million decrease in provision for loan losses reflecting improved economic trends and conditions, as well as changes in criticized assets. Partially offsetting was $1.8 million of higher salary expenses primarily related to incentives and personnel additions. The 11% increase in net income from the sequential quarter reflected a $0.7 million decrease in provision for loan losses due to a reduction in criticized assets and $0.7 million increase in non-interest income primarily due to seasonally higher insurance and service fee revenue. These increases were partially offset by a $0.6 million increase in salary incentive expenses.

Return on average equity was 15.58% for the third quarter of 2021, compared with 14.72% in the second quarter of 2021 and 11.09% in the third quarter of 2020.

Other Results of Operations – Quarterly Comparison

Net interest income decreased $0.2 million, or 1%, from the sequential second quarter, but increased $2.5 million or 16% from prior-year third quarter. The increase from the prior-year period reflected higher PPP fees of $1.2 million, a $0.3 million increase in commercial prepayments, and lower interest expense of $1.0 million. The decrease in net interest income from the second quarter of 2021 reflects lower fees earned in connection with PPP and commercial prepayment fees. As PPP loans are forgiven, the Company is accelerating the recognition of fees that were being amortized over the original life of the loan. PPP fees recognized in interest income were $2.1 million in the third quarter of 2021, $2.5 million in the second quarter of 2021 and $0.9 million in the third quarter of 2020.

Third quarter net interest margin of 3.48% decreased 14 basis points from the second quarter of 2021, reflecting higher amounts of low-yielding interest-bearing deposits at banks. Net interest margin increased 29 basis points from the third quarter of 2020 due to higher balances in interest-earning assets, PPP fee amortization, commercial prepayment income and reduced interest expense as the Company continued to align rates on deposits. The yield on loans increased 4 basis points when compared with the second quarter of 2021 and increased 35 basis points when compared with the third quarter of 2020. The cost of interest-bearing liabilities decreased to 0.31% compared with 0.34% in the second quarter of 2021 and 0.59% in the third quarter of 2020.

The $1.5 million release of allowance for loan losses during the third quarter of 2021 included $0.7 million related to a decrease in criticized hotel portfolio loans and a $0.5 million reduction in specific reserves resulting from payments received from one commercial customer relationship. Comparatively, second quarter of 2021 release of allowance was $0.8 million and prior year’s third quarter was a provision for loan losses of $1.9 million.

Non-interest income was $5.2 million in the third quarter of 2021, compared with $4.4 million in the second quarter of 2021 and $5.9 million in the prior year third quarter. The increase from the sequential second quarter was largely due to an increase in insurance service and fee revenue reflecting seasonally higher commercial lines insurance commissions and profit-sharing revenue, and changes in the fair value of mortgage servicing rights. During the third quarter of 2020 the Company recognized approximately $0.7 million of gain on sale of investment securities. There were no comparable gains during 2021.

Non-interest expenses of $15.4 million in the third quarter of 2021 increased $0.2 million or 1% when compared with the second quarter of 2021 and increased $0.9 million or 6% from last year’s third quarter. The primary component of the increase from the sequential second quarter was an increase of $0.6 million or 6% in salaries and employee benefits. The sequential change reflected a $0.6 million increase in incentive accruals. The year-over-year change included $0.7 million reduction of incentive accruals during the third quarter of 2020, partially offset by the addition of strategic personnel to support the Company’s continued growth along with inflation in the cost of labor.

Third quarter of 2020 included merger-related expenses relating to the acquisition of Fairport Savings Bank. There were no comparable expenses during the second or third quarters of 2021.

Technology and communications decreased $0.1 million from the second quarter of 2021 but remained relatively flat when compared to the third quarter of 2020.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 66.0% in the third quarter of 2021, 66.7% in the second quarter of 2021, and 67.3% in the third quarter of 2020. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, and merger-related expenses, was 65.4% compared with 66.1% in the second quarter of 2021 and 66.3% in last year’s third quarter.

Income tax expense was $2.4 million, or an effective tax rate of 25.6%, for the third quarter of 2021 compared with 24.4% in the second quarter of 2021 and 11.8% in last year’s third quarter. Excluding the impact of a 2020 historic tax credit transaction, the effective tax rate was 25.6% in the third quarter of 2020.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $53.1 million for the first nine months of 2021, a $9.8 million or 23% increase from the first nine months of 2020.  The increase in net interest income is attributable to a $304 million or 18% increase in average interest-earning assets.  The increase in average interest-earning assets reflects average loan growth of $215 million or 15% during the first nine months of 2021 compared to the first nine months of 2020. PPP loans averaged $180 million during the first nine months of 2021 compared with $115 million during the first nine months of 2020. At September 30, 2021 total PPP loans that have not yet received SBA forgiveness were $76 million. Total fees collected from the SBA were $12.4 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $6.3 million of amortized PPP loan fees in interest income during the nine months ended September 30, 2021, compared with $1.5 million during the prior year period.

The Company’s net interest margin of 3.51% in the first nine months of 2021 was 14 basis points higher than the margin in the first nine months of 2020.   The yield on average interest-earning assets decreased 18 basis points from 3.94% to 3.76%. Average loan yields decreased 5 basis points from 4.30% to 4.25%, reflecting the Federal Reserve’s decrease of fed funds rate.  The cost of interest-bearing liabilities was 0.34% in the first nine months of 2021, 43 basis points lower than during the first nine months of 2020.   The rate paid on average time deposits decreased from 1.45% in the first nine months of 2020 to 0.56% during the first nine months of 2021.

The Company recorded $1.9 million release of allowance for loan losses in the nine month period ended September 30, 2021, compared with $5.5 million provision for loan loss in the nine-month period ended September 30, 2020.  The decrease in provision for loan losses during the first nine months of 2021 compared with the prior year period reflects improved credit quality within the loan portfolio, decrease in specific reserves, and continued positive macroeconomic trends. While the full impact of COVID-19 on future financial results is uncertain, the Company continues to monitor the potential impact on the ability of some clients to meet their borrowing obligations. The provision for loan losses during the first nine months of 2020 reflected an increase in criticized loans and additional reserves in response to economic trends and conditions and changes in credit quality standards as the uncertainty of the COVID-19 pandemic continued. During the third quarter of 2020, the Company identified a well-defined weakness in the hotel industry and classified the majority of the loans to clients within that industry as criticized. At September 30, 2021, the Company’s hotel portfolio was $79 million, of which $20 million was moved out of the criticized loan category during the first nine months of 2021.

Non-interest income for the first nine months of 2021 increased $0.7 million from the prior year period to $14.1 million. The first nine months of 2020 included a $0.6 million net reduction of non-interest income related to an investment in an historic rehabilitation tax credit. There were no historic rehabilitation tax credits during the first nine months of 2021. In addition, the first nine months of 2020 included $0.7 million gain on sale of investment securities and $0.4 million gain on loans sold. There were no comparable gains during the first nine months of 2021. Changes in the fair value of mortgage servicing rights increased non-interest income by $0.3 million in first nine months of 2021 as compared to the first nine months of 2020. Interchange fees and deposit service charges revenue increased $0.3 million and $0.2 million, respectively, during the first nine months of 2021 compared with the first nine months of 2020. Insurance service and fees revenue, the largest component of non-interest income, remained relatively consistent at $8.4 million during the first nine months of 2021, compared with $8.3 million during the first nine months of 2020.

Total non-interest expense decreased to $0.4 million in the first nine months of 2021 to $44.9 million, 1% lower than the nine-month period ended September 30, 2020. The decrease was mostly attributable to $6.0 million in merger-related expenses during the first nine months of 2020 in connection with the FSB acquisition including system contract termination and deconversion charges. Offsetting the decrease in merger-related expenses were higher salaries and employee benefits costs, occupancy expenses, advertising costs and other non-interest expenses. Salaries and employee benefits costs were $28.3 million for the first nine months of 2021, a $4.4 million or 19% increase from $23.9 million in the prior year period. The year-over-year increase in salary and benefits expense reflects higher incentive accruals, the addition of personnel related to the FSB acquisition and annual merit increases during 2021. Occupancy expenses increased $0.4 million reflecting the expansion of our footprint resulting from the FSB acquisition. Advertising costs increased $0.2 million during the first nine months of 2021 when compared to the prior year period as the Company focuses on promotional opportunities within the Western New York and Rochester market area. Other non-interest expenses, including professional services costs, technology and communications expenses, FDIC insurance expense, loan fees, and charitable contributions, increased a combined $0.5 million compared to prior year period.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 66.8% in the first nine months of 2021, compared with 79.9% during the prior-year period. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 66.2% in the first nine months of 2021, compared with 68.7% during the prior-year period.

The Company recorded income tax expense of $6.1 million for the nine-month period ended September 30, 2021, compared with $0.7 million in the first nine months of 2020.   The effective tax rate for the first nine months of 2021 was 25.1%, compared with 12.4% in the comparable 2020 period. Excluding the impact of the 2020 historic tax credit transaction, the effective tax rate was 25.7% for the first nine months of 2020. There were no historic tax credit transactions during the first nine months of 2021.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 8.34% at September 30, 2021, compared with 8.23% at June 30, 2021 and 8.21% at December 31, 2020. Book value per share was $32.73 at September 30, 2021, compared with $32.28 at June 30, 2021 and $31.21 at December 31, 2020.

On August 17, 2021, the Company declared a semi-annual cash dividend of $0.60 per share on the Company’s outstanding common stock. The dividend was paid on October 5, 2021 to shareholders of record as of September 14, 2021. For the full year of 2021, cash dividends totaled $1.20 per share, up 3% over 2020.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at September 30, 2021 and December 31, 2020 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of September 30, 2021, advances of up to $484 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of September 30, 2021, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2021, approximately 2% of the Bank’s securities had contractual maturity dates of one year or less and approximately 7% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 63% of the investment portfolio at September 30, 2021, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at September 30, 2021, the Company had net short-term liquidity of $627 million as compared with $410 million at December 31, 2020. Available assets of $438 million, divided by public and purchased funds of $379 million, resulted in a long-term liquidity ratio of 116% at September 30, 2021, compared with 70% at December 31, 2020.

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
	(in thousands)

	September 30, 2021	December 31, 2020
Changes in interest rates

+200 basis points	$1,413	$(681)
+100 basis points	3,584	2,717

-100 basis points	0	(1,169)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

As of June 30, 2021, our testing of both the design and operating effectiveness of these controls was complete and we concluded that the material weaknesses existing at December 31, 2020 had been remediated.

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
July 2021:
July 1, 2021 - July 31, 2021	-	$-	-	300,000
August 2021:
August 1, 2021 - August 31, 2021	692	$38.98	-	300,000
September 2021:
September 1, 2021 - September 30, 2021	-	$-	-	300,000
Total:	692	$38.98	-	300,000

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

(2)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2021 Repurchase Program as of September 30, 2021 was 300,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

(Not Applicable.)

ITEM 4 – MINE SAFETY DISCLOSURE

(Not Applicable.)

ITEM 5 – OTHER INFORMATION

(Not Applicable.)

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit No.	Name

10.1

Change in Control Agreement by and between Evans Bancorp, Inc. and Aaron Whitehouse (incorporated by reference to Exhibit 10.1 to Evans Bancorp, Inc.'s Current Report on Form 8-K, as filed August 13, 2021)

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2021 and December 31, 2020; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2021 and 2020; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2021 and 2020; (iv) Unaudited Statements of Consolidated Comprehensive Income – Three months ended September 30, 2021 and 2020; (v) Unaudited Statements of Consolidated Comprehensive Income – Nine months ended September 30, 2021 and 2020; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended September 30, 2021 and 2020; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2021 and 2020; (viii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2021 and 2020; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

November 1, 2021

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 1, 2021

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)