Form 10-K
period 2021-12-31
EVANS BANCORP INC
filed 2022-03-09
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

On June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $193 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of March 2, 2022, 5,491,710 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 112

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2022 Annual Meeting of Shareholders, to be held on May 3, 2022, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; changes in consumer behavior and the effects of government actions taken in response to the COVID-19 pandemic, including restrictions on individual and business activities; and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control and are difficult to predict.

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

At December 31, 2021, the Company had consolidated total assets of $2.2 billion, deposits of $1.9 billion and stockholders’ equity of $184 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company operates two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York (“WNY”) and the Finger Lakes Region; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2021, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company. Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

EVANS BANK, N.A.

The Bank is a nationally chartered bank that has its headquarters at 6460 Main Street, Williamsville, NY, and a total of 21 full-service banking offices in Erie County, Niagara County, Monroe County and Chautauqua County, NY.

At December 31, 2021, the Bank had total assets of $2.2 billion, investment securities of $309 million, net loans of $1.6 billion and deposits of $1.9 billion. The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS. TEA is headquartered in Williamsville, NY, with offices located throughout WNY. TEA is a full-service insurance agency offering personal, commercial and financial services products. For the year ended December 31, 2021, TEA had total revenue of $10 million.

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

Frontier Claims Services, Inc. (“FCS”). FCS is a wholly-owned subsidiary of TEA and provides claims adjusting services to various insurance companies. FCS ceased operations on December 31, 2021.

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

PANDEMIC UPDATE

The COVID-19 pandemic has caused significant economic dislocation that has affected, and may continue to affect, the business, financial condition, and results of operations of the Company and its clients. The pandemic caused changes in the behavior of clients, businesses, and their employees, including illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full impact of the pandemic on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the outbreak can be controlled and abated and when and how the economy may be fully reopened. The pandemic may adversely impact several industries within our geographic footprint and impair the ability of the Company’s clients to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations.

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

As an approximate indication of the Company’s competitive position, the Bank had the seventh most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2021 with 2% of the total market’s deposits of $70 billion. By comparison, the market leaders, M&T Bank and KeyBank, had 77% of the Buffalo, NY metropolitan statistical area deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

HUMAN CAPITAL

At December 31, 2021, we employed 378 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 6.3 years while the average tenure of our executive officers was approximately 10.7 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be good.

Oversight of our corporate culture is an important element of our board of director’s oversight of risk because our people are critical to the success of our corporate strategy. Our board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to embrace associates and create opportunities. We uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees and the communities we have proudly served for over 100 years. Our culture is designed to adhere to the timeless values of integrity, valuing others, talent, passion, ownership & alignment, and customer focus. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect and go out of their way to do the right thing. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We also seek to design careers that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs.

Our employees are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, creed, religion, sex, national origin, age, disability, marital status, citizenship status, military status, sexual orientation, victims of domestic violence, protected veterans status, gender identify, genetic information, genetic predisposition or carrier status and any other category protected by law. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

We believe employing a diverse workforce enhances our ability to serve our customers and our communities. By promoting and fostering a workforce that we believe is reflective of our customers and communities, we seek to better understand the financial needs of our prospects and customers and provide them with relevant financial service products. Understanding and supporting our community has always been a priority to us. We provide employees the opportunity to use paid time off to perform community service activities in their choice of ways. In 2021, this amounted to nearly 5,000 hours of community service performed by our employees. Our efforts are designed to enrich the lives of not only those that are in need but also the lives of our employees who participate in these meaningful and rewarding opportunities. As we move forward, we will continue to embrace diversity and approach it in a manner consistent with our philosophy, by focusing on our employees, our customers, and our community.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act of 1978, together with related regulations, require FRB approval before any person or company acquires “control” of a bank holding company. Control is deemed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Rebuttable control is presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of the bank holding company’s voting securities. The FRB has also issued presumptions involving various relationships that may establish control for BHCA purposes.

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

Notwithstanding the above requirements, the FRB has issued a supervisory bulletin which indicates that a holding company should notify and consult with the FRB prior to redeeming or repurchasing common stock or perpetual preferred stock. The supervisory bulletin indicates that such notification is for purposes of allowing FRB supervisory review of, and possible objection to, the proposed repurchase or redemption.

The FRB’s supervisory bulletin also covers the payment of dividends. In general, the FRB’s policy is that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company is consistent with the organization’s capital needs, asset quality and overall financial condition. The supervisory bulletin provides for prior consultation with, and supervisory review of, proposed dividends by the FRB in certain situations, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend. The guidance also provides for FRB consultation for material increases in the amount of a bank holding company’s common stock dividend.

Under the prompt corrective action laws, discussed later, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

These laws, regulations and policies may inhibit the Company’s ability to pay dividends, engage in stock repurchases or otherwise make capital distributions.

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

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain “covered transactions”, by a bank with its affiliates, including its parent holding company. Covered transactions include a bank’s loans and extensions of credit to an affiliate, purchases of assets from an affiliate, and similar transactions. These restrictions limit the transfer of funds to the Company by the Bank, in the form of loans, extensions of credit, investments or purchases of assets and similar transactions. Generally, the Bank’s transactions with an affiliate (including the Company) must be on terms no less favorable to the Bank than comparable transactions between the Bank and unrelated third parties. Covered transactions by the Bank with any affiliate (including the Company) are limited in amount to 10% of the Bank’s capital and surplus, and covered transactions with all affiliates are limited in the aggregate to 20% of the Bank’s capital and surplus. Furthermore, loans and extensions of credit to affiliates are subject to various collateral requirements. These laws and regulations may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

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

Deposit insurance premiums are based on an institution’s quarterly average total assets minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modelling designed to estimate the probability of the bank’s failure over a three year period. Assessment rates for institutions of the Bank’s size currently range from 1.5 to 30 basis points.

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

Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years (less dividends paid over the period). As of December 31, 2021, approximately $41 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2021, the Bank was in compliance with these requirements.

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

The OCC has broad enforcement powers over national banks, including the power to issue cease and desist order, impose substantial civil money penalties, remove directors and officers, and appoint a conservator or receiver for the assets of a regulated entity. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Bank, as well as officers, directors and other institution-affiliated parties of the Bank, to administrative sanctions and potential civil penalties.

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

The OCC issued a final rule in June 2020 which amended the agency’s CRA regulations. The changes were designed to modernize the CRA framework and, according to the OCC, make it “more objective, transparent, consistent in application and reflective of changes in banking.” The rule was effective October 1, 2020, however, institutions of the Bank’s asset size had until January 1, 2024 to comply with certain of the revised requirements. In July 2021, the OCC announced that it intended to rescind the June 2020 changes to CRA in favor of a future joint rulemaking with the FRB and FDIC. A final rule rescinding the June 2020 rule was issued by the OCC in December 2021, effective January 1, 2022.

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

Federal law requires that the federal bank regulators take “prompt corrective action” with respect to institutions that do not comply with the minimum regulatory capital requirements. For that purpose, the regulations establish categories of institutions based on their level of capitalization for regulatory purpose.

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

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. In order for the capital restoration plan to be accepted by the appropriate federal banking agency, the law requires that any parent holding company guarantee that its subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary institution’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with regulatory approval. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

The Bank’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2021 are presented in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was temporarily lowered to 8% for 2020. The ratio increased to 8.5% for 2021 and will revert to 9% thereafter. The Bank has not exercised its option to use the community bank leverage ratio alternative as of December 31, 2021.

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

Credit Risks

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2021, the Company's portfolio of commercial real estate loans totaled $838 million, or 53% of total loans outstanding, and the Company's portfolio of commercial and industrial ("C&I") loans totaled $237 million, or 15% of total loans outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2021 were $8.7 million, compared with $17.5 million at December 31, 2020. C&I loans in non-accrual status were $4.9 million and $6.5 million at December 31, 2021 and December 31, 2020, respectively. Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company's results of operations and financial condition.

Continuing Concentration of Loans in the Company's Primary Market Area May Increase the Company's Risk

Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in Western New York and the Finger Lakes Region of New York State. Therefore, the Company's success depends primarily on the general economic conditions in those areas. The Company's business lending and marketing strategies focus on loans to small and medium-sized businesses in this geographic region. Moreover, the Company's assets are heavily concentrated in mortgages on properties located in Western New York and the Finger Lakes Region of New York State. Accordingly, the Company's business and operations are vulnerable to downturns in the economy of those areas. The concentration of the Company's loans in this geographic region subjects the Company to the risk that a downturn in the economy or recession in this region could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company's lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company's mortgage loans which would have a material adverse impact on the Company's operations.

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable incurred losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan losses which could exceed the recorded amount of the allowance for loan losses. In determining the amount of the Company's recorded allowance, the Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers, the effect of changes in the local economy on the value of the real estate and other assets serving as collateral for the repayment of loans, the effects on the Company's loan portfolio of current economic indicators and their probable impact on borrowers, and the Company's loan quality reviews. The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses. As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations. In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. At December 31, 2021, the Company had a gross loan portfolio of $1.6 billion and the allowance for loan losses was $18.4 million, which represented 1.17% of the total amount of gross loans. If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition. Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

The Company expects to adopt a new accounting standard, referred to as Current Expected Credit Loss (CECL), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change our current method of recording allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. An increase in our allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Interest Rate Risks

Changes in Interest Rates Could Adversely Affect the Company's Business, Results of Operations and Financial Condition

The Company's results of operations and financial condition are significantly affected by changes in interest rates. The Company's results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Because the Company's interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, changes in interest rates could result in a decrease in its net interest income. Management is unable to predict fluctuations in market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2021, the Company's securities available for sale totaled $306 million. Net unrealized losses on securities available for sale amounted to $3.2 million, net of tax. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings.

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

The FRB reduced the targeted federal funds rate to near 0% in 2020. These actions put pressure on the Company's net interest margin due to the re-pricing of the variable rate loan portfolio.

The FRB has indicated it expects to increase rates starting in 2022. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.

The Company Is Required to Transition From the Use of LIBOR

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. As of December 31, 2021, the Company ceased issuance of new LIBOR loans. LIBOR will be discontinued after June 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in the Company's portfolio and may impact the availability and cost of hedging instruments and borrowings. The Company has material contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks. If the Company is required to implement substitute indices for the calculation of interest rates, it may incur expenses in effecting the transition, and may be subject to disputes or litigation over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on the Company's results of operations. Additionally, since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition may change the Company's market risk profile, requiring changes to risk and pricing models.

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

Additionally, the Consumer Financial Protection Bureau (the "CFPB") has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. Because we have less than $10 billion in total consolidated assets, the FRB and OCC, not the CFPB, are responsible for examining and supervising our compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

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

If Regulators Impose Limitations on the Company's Commercial Real Estate Lending Activities, Earnings Could Be Adversely Affected

In 2006, the federal bank regulatory agencies issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance"). Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank's non-owner occupied commercial real estate level equaled 318% of total risk-based capital at December 31, 2021. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 392% at December 31, 2021. If the Company's regulators were to impose restrictions on the amount of commercial real estate loans it can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Company's earnings would be adversely affected.

Operational Risks

The Company’s Internal Controls May Fail or Be Circumvented

Management regularly reviews and updates our internal controls and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our operations, net income, financial condition, reputation, compliance with laws and regulations, or may result in untimely or inaccurate financial reporting.

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

The COVID-19 Outbreak Has Adversely Affected, and is Likely to Continue to Adversely Affect, the Company’s Business and Results of Operations

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including New York, have imposed restrictions on individual and business activities. This has resulted in an unprecedented slow-down in economic activity and fluctuations in unemployment. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0% to 0.25% and the yields on 10 and 30-year treasury notes declined to historic lows. Various state governments and federal agencies have required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of COVID-19 caused the Company to modify business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company has many employees working remotely and may take further actions required by government authorities or that the Company determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the outbreak can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

•the Company relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company’s operations; and

•government actions in response to the COVID-19 pandemic, including vaccination mandates, may affect the Company’s workforce, human capital resources and infrastructure.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY. At December 31, 2021, the Company had a total of $32.9 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $3.0 million as of December 31, 2021.

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

Mergers and Acquisitions Involve Numerous Risks and Uncertainties

The Company may pursue mergers and acquisitions opportunities. Mergers and acquisitions involve a number of risks and challenges, including the expenses involved; integration of branches and operations acquired; the outflow of customers from the acquired branches; the successful retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share.

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

General Risk Factors

The Company May Incur Impairment to its Goodwill

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. The Company has recognized goodwill as an asset on our balance sheet in connection with the acquisition of various insurance agencies and the acquisition of FSB on May 1, 2020. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2021, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, it would record the appropriate charge to earnings, which could be materially adverse to its financial condition and results of operations.

The Company's Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in Western New York and the Finger Lakes Region of New York State, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. The Company's performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties.

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

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results

Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2021, the Bank conducted its business from its administrative office and 21 branch offices. The administrative offices of the Company and the Bank are located at 6460 Main Street in Williamsville, NY. The administrative office facility is 50,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building in Derby, NY.

The Bank has 21 branch locations. The Bank owns the building and land for six locations. Of the remaining branch locations, fourteen are leased by the Bank and one is leased by TEA.

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

Holders. The approximate number of holders of record of the Company’s common stock as of March 2, 2022 was 1,251.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2016 to December 31, 2021) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2016 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc., NYSE American - Composite Index,
NASDAQ Bank Index

Total Return Performance
200
150
100
50
Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Evans Bancorp, Inc.	100.00	135.54	107.27	136.21	97.87	147.99
NASDAQ Bank	100.00	105.46	88.40	109.95	98.26	137.26
NYSE American - Composite Index	100.00	118.56	104.61	118.96	110.03	159.72

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 2021:
October 1, 2021 - October 31, 2021	-	$-	-	300,000
November 2021:
November 1, 2021 - November 30, 2021	-	$-	-	300,000
December 2021:
December 1, 2021 - December 31, 2021	-	$-	-	300,000

Total:	-	$-	-	300,000

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2021 Repurchase Program as of December 31, 2021 was 300,000.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2021 and 2020. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Impact of Covid-19

The Company's operations and financial results were substantially impacted by the COVID-19 pandemic during 2020 and 2021. Large portions of the U.S. economy were substantially curtailed for extended periods of time and, as a result, many commercial and consumer customers were negatively affected. The most significant impacts to the Company’s financial results are reflected in the provision for loan loss and interest income.

The Company recognized elevated levels of provisions for credit losses during 2020 that reflected projections of credit losses based on macroeconomic trends and conditions and an increase in criticized assets, primarily related to the identification of a well-defined weakness in the hotel industry which resulted in the classification of $81 million of loans to clients within that industry as criticized. The Company recorded provisions for credit losses of $5.4 million during 2020. An improvement in economic trends and conditions and a decrease in criticized assets during 2021 led the Company to recognize provision release of $1.5 million during 2021. Approximately one third of the hotel portfolio was upgraded, leaving approximately $50 million in criticized status at year end 2021.

In response to the pandemic, in 2020 the Federal Reserve took actions to lower interest rates that have negatively affected the Company’s net interest income since the beginning of the pandemic. The CARES Act and applicable extensions provide relief to borrowers, including the opportunity to defer loan payments while not negatively affecting their credit standing, and also provided funding opportunities for small businesses under the Paycheck Protection Program (“PPP”) from approved Small Business Administration (“SBA”) lenders. PPP fees recognized in interest income were $8.8 million and $2.9 million in 2021 and 2020, respectively.

Continuing uncertainties associated with the COVID-19 pandemic include the duration of any outbreaks and any related variants, the availability and effectiveness of vaccines, restrictions on individual and business activities, the impact to our customers, employees and vendors and the impact to the economy as a whole. The COVID-19 pandemic could continue to have a significant impact on our business. Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business.

Selected Financial Data

	As of and for the year ended December 31,

	2021	2020	2019
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$2,210,640	$2,044,115	$1,460,230
Interest-earning assets	2,103,604	1,929,674	1,373,488
Investment securities	309,124	166,600	130,308
Loans and leases, net	1,553,467	1,673,379	1,211,356
Deposits	1,937,037	1,771,409	1,267,440
Borrowings	67,965	79,663	23,755
Stockholders' equity	183,892	168,905	148,453

Income Statement Data
Net interest income	$72,785	$59,782	$52,055
Non-interest income	18,847	18,237	18,082
Non-interest expense	61,219	59,860	47,820
Net income	24,043	11,246	17,014

Per Share Data
Earnings per share - basic	$4.41	$2.15	$3.47
Earnings per share - diluted	4.37	2.13	3.42
Cash dividends	1.20	1.16	1.04
Book value	33.54	31.21	30.12

Performance Ratios
Return on average assets	1.12%	0.60%	1.17%
Return on average equity	13.71%	7.06%	12.08%
Return on average tangible
common stockholders' equity*	14.96%	7.77%	13.29%
Net interest margin	3.57%	3.37%	3.82%
Efficiency ratio	66.81%	76.72%	68.18%
Efficiency ratio (Non-GAAP) **	66.22%	68.45%	67.21%
Dividend payout ratio	27.19%	53.95%	29.97%

Capital Ratios
Tier 1 capital to average assets	8.57%	8.21%	10.33%
Equity to assets	8.32%	8.26%	10.17%

Asset Quality Ratios
Total non-performing assets to
total assets	0.83%	1.38%	0.99%
Total non-performing loans
to total loans	1.17%	1.66%	1.17%
Net charge-offs (recoveries) to
average loans	0.03%	0.01%	(0.03)%
Allowance for loan losses
to non-accrual loans	106.04%	73.21%	105.41%
Allowance for loan losses
to total loans	1.17%	1.21%	1.24%

* The calculation of the average tangible common stockholders’ equity ratio excludes goodwill and intangible assets from average stockholders’ equity. See Reconciliation of GAAP to Non-GAAP Financial Measures below.

** The calculation of the non-GAAP efficiency ratio excludes amortization of intangibles, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions. See Reconciliation of GAAP to Non-GAAP Financial Measures below.

Reconciliation of GAAP to Non-GAAP Financial Measures

We believe the non-GAAP financial measures included above provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures:

	2021	2020	2019
	(in thousands)
Return on average tangible common stockholders' equity
Net income (GAAP)	$24,043	$11,246	$17,014

Average shareholders' equity (GAAP)	$175,416	$159,330	$140,801
Deduct: Average goodwill and intangible assets	14,683	14,672	12,775
Average shareholders' equity (non-GAAP)	$160,733	$144,658	$128,026

Return on average tangible common stockholders' equity (non-GAAP)	14.96%	7.77%	13.29%

Efficiency ratio
Non-interest expense (GAAP)	$61,219	$59,860	$47,820
Deduct: Intangible amortization expense	537	533	448
Deduct: Merger related expense	-	5,958	232
Adjusted non-interest expense (non-GAAP)	$60,682	$53,369	$47,140

Net interest income (GAAP)	$72,785	$59,782	$52,055
Non-interest income (GAAP)	18,847	18,237	18,082
Add: Historic tax credit losses, net	9	618	43
Deduct: Gain on sale of securities	-	667	42
Adjusted total revenue (non-GAAP)	$91,641	$77,970	$70,138

Efficiency ratio (non-GAAP)	66.22%	68.45%	67.21%

See Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company's financial condition and results of operations.

Summary

Net income in 2021 was $24.0 million, a 114% increase from 2020 net income of $11.2 million. The increase in the Company’s net income during 2021 reflected higher net interest income of $13.0 million and the prior year’s $6.0 million in merger-related expenses associated with the acquisition of FSB and $5.4 million provision for loan loss primarily related to the impact of the COVID-19 pandemic. During 2021 the Company released $1.5 million of the allowance for loan loss. Partially offsetting those benefits were increases of $5.6 million in salaries and employee benefits cost and $6.3 million of income tax provision. Net interest income was $72.8 million in 2021, a 22% increase from 2020, reflecting higher PPP fees of $5.9 million, $0.8 million in commercial prepayment fees, $0.5 million relating to the amortization of fair value marks on acquired loans, and the full year impact of the acquisition of FSB. Net interest margin was 3.57% and 3.37% in 2021 and 2020, respectively.

The Company’s release of the allowance for loan losses of $1.5 million, compared with the provision for loan loss of $5.4 million during 2020 reflects a decrease in non-performing and criticized loans as well as improvements in the economy related to the effects of the COVID-19 pandemic. The ratio of non-performing loans to total loans was 1.17% compared with 1.66% in 2020.

Non-interest income was $18.8 million and $18.2 million in 2021 and 2020, respectively. The largest component of the Company’s non-interest income, insurance service and fees, was $10.5 million in 2021, a decrease of $0.2 million or 1% from 2020. Deposit service charges were $2.5 million in 2021, an increase of $0.3 million from 2020. Included in the increase of non-interest income during 2021 were increases of $0.4 million in interchange fees, $0.4 million in loan fees, and $0.3 million in mortgage servicing rights income. During 2020 the Company recognized gains of $0.7 million relating to the sale of investment securities and $0.7 million relating to the sale of the previous administrative headquarters. Partially offsetting those 2020 gains was a $0.6 million loss on an investment in a historic rehabilitation tax credit. There were no significant gains or losses from the sale of assets or historic tax credit transactions during 2021.

Non-interest expense was $61.2 million, an increase of $1.4 million from 2020. Salaries and benefits expense, the largest component of non-interest expenses, increased $5.6 million compared to 2020. Merger-related costs of $6.0 million were incurred during 2020, in connection with the acquisition of FSB. As a result of the full year impact of the FSB acquisition, occupancy expense and marketing expense increased $0.4 million and $0.3 million, respectively, in 2021 when compared with 2020.

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

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for 79% of total revenue in 2021. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Bank serves its market through 21 banking offices in Western New York and the Finger Lakes Region of New York State. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the FDIC. The Bank is regulated by the OCC.

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

The more significant areas in which management of the Company applies critical assumptions and estimates include the allowance for loan losses and valuation methodologies.

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) represents management’s estimate of probable incurred losses in the Bank’s loan portfolio. Determining the amount of the allowance for loan losses requires significant judgment on the part of management and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, consideration of current economic trends and conditions, and other qualitative and quantitative factors, all of which may be susceptible to significant change. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

In estimating the ALLL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ALLL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact on the ALLL allocated to the total commercial loan portfolio was between a reduction of $11.4 million and an increase of $9.7 million at December 31, 2021. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2021in estimation of the ALLL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ALLL prove to be incorrect, the ALLL may not be sufficient to cover actual loan losses and an increase to the ALLL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ALLL.

Management’s methodology and policy in determining the allowance for loan losses can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The activity in the allowance for loan losses is depicted in supporting tables in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

Net Income

Net income of $24.0 million in 2021 consisted of $22.7 million related to the Company’s banking activities and $1.3 million related to the Company’s insurance agency activities. Net income of $24.0 million in 2021, or $4.37 per diluted share increased from $11.2 million, or $2.13 per diluted share, in 2020.

Net Interest Income

Net interest income, the difference between interest income and fee income on interest earning assets, such as loans and securities, and interest expense on deposits and borrowings, provides the primary basis for the Company’s results of operations.

Net interest income is dependent on the amounts of and yields earned on interest earning assets as compared to the amounts of and rates paid on interest bearing liabilities.

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2021, 2020, and 2019. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Available-for-sale securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2021			2020			2019
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,661,057	$72,955	4.39%	$1,526,631	$64,753	4.24%	$1,188,436	$60,193	5.06%
Taxable securities	221,965	4,224	1.90%	152,456	3,587	2.35%	130,535	3,537	2.71%
Tax-exempt securities	10,489	214	2.04%	10,411	246	2.36%	12,157	313	2.57%
Interest bearing deposits at banks	144,944	187	0.13%	82,697	247	0.30%	32,166	697	2.17%

Total interest-earning assets	2,038,455	$77,580	3.81%	1,772,195	$68,833	3.88%	1,363,294	$64,740	4.75%

Non interest-earning assets:
Cash and due from banks	15,197			14,671			13,988
Premises and equipment, net	18,963			16,531			11,960
Other assets	79,765			76,911			61,823

Total Assets	$2,152,380			$1,880,308			$1,451,065

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$248,441	$269	0.11%	$197,113	$488	0.25%	$126,628	$540	0.43%
Regular savings	932,549	1,514	0.16%	736,558	3,120	0.42%	595,605	5,248	0.88%
Time deposits	202,958	1,081	0.53%	312,620	4,113	1.32%	286,181	6,151	2.15%
Other borrowed funds	39,478	308	0.78%	35,749	304	0.85%	10,000	173	1.73%
Subordinated debt	30,922	1,616	5.23%	20,836	1,019	4.89%	11,327	565	4.99%
Securities sold U/A to repurchase	4,453	7	0.16%	4,022	7	0.17%	4,279	8	0.19%

Total interest-bearing liabilities	1,458,801	$4,795	0.33%	1,306,898	$9,051	0.69%	1,034,020	$12,685	1.23%

Noninterest-bearing liabilities:
Demand deposits	494,294			388,269			255,125
Other	23,869			25,811			21,119
Total liabilities	$1,976,964			$1,720,978			$1,310,264

Stockholders' equity	175,416			159,330			140,801

Total Liabilities and Equity	$2,152,380			$1,880,308			$1,451,065

Net interest earnings		$72,785			$59,782			$52,055
Net interest margin			3.57%			3.37%			3.82%
Interest rate spread			3.48%			3.19%			3.52%

(1)Included in interest earned were PPP loans fees of $8.8 million and $2.9 million as of December 31, 2021 and 2020, respectively. There were no PPP loan fees earned during 2019. Other loan fees included in interest earned were not material during 2021, 2020, and 2019.

The following table segregates changes in interest earned and paid for the past two years into amounts attributable to changes in volume and changes in rates by major categories of assets and liabilities. The change in interest income and expense due to both volume and rate has been allocated in the table to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. There are no out-of-period item adjustments included in the following table.

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$5,846	$2,356	$8,202	$15,357	$(10,797)	$4,560
Taxable securities	1,415	(778)	637	550	(500)	50
Tax-exempt securities	2	(34)	(32)	(42)	(25)	(67)
Interest-bearing deposits at banks	126	(186)	(60)	485	(935)	(450)
Total interest-earning assets	$7,389	$1,358	$8,747	$16,350	$(12,257)	$4,093

Interest paid on:
NOW accounts	$104	$(323)	$(219)	$229	$(281)	$(52)
Savings deposits	677	(2,283)	(1,606)	1,039	(3,167)	(2,128)
Time deposits	(1,124)	(1,908)	(3,032)	525	(2,563)	(2,038)
Other	345	256	601	807	(223)	584
Total interest-bearing liabilities	$2	$(4,258)	$(4,256)	$2,600	$(6,234)	$(3,634)

Net interest income increased by $13.0 million, or 22%, to $72.8 million in 2021 from $59.8 million in 2020. This change primarily resulted from increases of $5.9 million in PPP fees, $0.8 million in commercial prepayment fees, $0.5 million relating to the amortization of fair value marks on acquired loans, and the full year impact of the acquisition of FSB. In addition, interest expense decreased $4.3 million as the Company continued to align rates on deposits. Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $7.4 million in 2021, while the rates earned and paid on those respective assets and liabilities had a positive impact of $5.6 million.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $31.0 million, or 3%, from a $1.17 billion average balance in 2020 to a $1.20 billion average balance in 2021. This increase was primarily the result of commercial real estate originations, partially offset by a decrease in commercial lines of credit. Average consumer loans, including residential mortgages and home equity lines of credit, increased 27% from $375.2 million in 2020 to $476.2 million in 2021. The increase was primarily due to the full year impact of the acquisition of FSB and higher levels of residential mortgage originations.

On the funding side, total average deposits increased $243.7 million, or 15%, year over year to $1.9 billion in 2021. The increase from the prior year reflects an accumulation of liquidity by commercial customers in response to the pandemic, including deposits related to PPP loans, and increases in consumer deposits from government stimulus payments and lower consumer spending.

The Company’s net interest margin increased from 3.37% in 2020 to 3.57% in 2021. The net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, increased from 3.19% in 2020 to 3.48% in 2021. These changes are primarily attributable to the increase in PPP fees in 2021. The yield on interest-earning assets decreased 7 basis points to 3.81% during 2021, reflecting the changes in the mix of interest-earning assets, including increased interest earning cash balances. Cost of interest-bearing liabilities decreased 36 basis points to 0.33% during 2021. The decrease in the cost of interest-bearing liabilities is the result of lower rates as the Company continues to align rates on deposits. The rate paid on average time deposits decreased from 1.32% in 2020 to 0.53% in 2021.  Average time deposits were 14% of total interest-bearing liabilities in 2021, compared with 24% in the prior year period.

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

Provision for Loan Losses

The Company’s release of allowance for loan losses of $1.5 million during 2021, compared with the provision for loan losses of $5.4 million in 2020 reflects a decrease in non-performing and criticized loans as well as improvements in economic trends and conditions related to the COVID-19 pandemic. During 2020, the Company identified a well-defined weakness in the hotel industry and classified the $81 million of loans to clients within that industry as criticized. During 2021, approximately one third of the hotel portfolio was upgraded, leaving approximately $50 million in criticized status at year end. At December 31, 2021, criticized assets totaled $111 million, compared with $140 million in 2020. The ratio of non-performing loans to total loans was 1.17% at December 31, 2021 compared with 1.66% at the end of 2020. The Company records a specific reserve on impaired loans and a higher reserve percentage on criticized loan balances, or those loans risk-rated special mention or worse, which are collectively evaluated for impairment. At December 31, 2021, criticized loans that were collectively evaluated for impairment totaled $97 million, compared with $116 million at December 31, 2020. Overall, total loans collectively evaluated for impairment decreased $118 million to $1.6 billion at the end of 2021 from $1.7 billion as of December 31, 2020, primarily as a result of a decrease in non-accrual loans that paid off or were individually evaluated for impairment during 2020.

A description of how the allowance for loan losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans

Non-performing loans decreased $9.7 million from $28.1 million at December 31, 2020 to $18.4 million at December 31, 2021. The decrease in 2021 was primarily driven by three large non-accrual commercial real estate loans that paid off totaling $8.3 million and a $2.8 million commercial real estate loan that moved back to accruing status during 2021. Offsetting those decreases was approximately $5.0 million of commercial loans that moved to non-accrual status during 2021. Non-performing loans included $17.4 million of non-accruing loans at December 31, 2021 compared with $27.9 million at December 31, 2020. Total non-accrual loans to total loans was 1.11% and 1.65% at December 31, 2021 and 2020, respectively. There were $1.0 million of accruing loans categorized as 90 days past due at December 31, 2021 compared with $0.2 million at December 31, 2020.

Total non-performing loans to total assets was 0.83% at December 31, 2021 compared with 1.38% at December 31, 2020. Total non-performing loans to total loans and leases at December 31, 2021 and 2020 was 1.17% and 1.66%, respectively.

The Company had $5.7 million in loans that were restructured and deemed to be TDRs at December 31, 2021 with $1.5 million of those balances in non-accrual status, compared with $7.3 million and $5.3 million, respectively, at December 31, 2020. Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. All of the restructurings were completed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2021 and 2020. The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. This reserve methodology is used because all TDR loans are considered impaired. In accordance with the CARES Act and federal banking regulators issued guidance, modifications made to a borrower affected by the COVID-19 pandemic did not result in a TDR classification if the loan was current were current as of December 31, 2019. This COVID-19 related TDR exception expired on January 1, 2022.

See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due and restructured loans.

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allocation of the allowance for loan losses by portfolio type for years 2021 and 2020.

	Balance at 12/31/2021	Percent of loans to total loans	Balance at 12/31/2020	Percent of loans to total loans
	(in thousands)

Residential mortgages*	$2,127	27%	$1,658	22%
Commercial mortgages*	12,367	53%	13,249	48%
Home equities	581	5%	581	5%
Commercial and industrial	3,309	15%	4,882	25%
Consumer loans**	54	-%	45	-%

Total	$18,438	100%	$20,415	100%

* includes construction loans

** includes other loans

During 2021, the Company had net loan charge-offs of $0.5 million, compared with of $0.1 million in 2020. The ratio of net loan charge-offs to average net loans outstanding was 0.03% in 2021 compared with 0.01% in 2020. There were no significant charge-offs or recoveries in 2021 or 2020. The following table presents by loan category net loan charge-offs (recoveries) to average loans outstanding ratios for 2021 and 2020.

	2021	2020

Residential mortgages*	-%	0.01%
Commercial mortgages*	-%	-%
Home equities	-%	(0.03)%
Commercial loans	0.10%	0.01%
Consumer loans**	1.27%	1.36%

* includes construction loans

** includes other loans

Commercial mortgages comprised 67% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 53%, of the total loan portfolio as of December 31, 2021, as compared with 65% of the allowance and 48% of the total loan portfolio at December 31, 2020. The commercial mortgage percentage of the allowance as it compares to the percentage of total loans primarily reflects the impact of the COVID-19 pandemic on the Company’s hotel loan portfolio.

C&I loans comprised 18% of the allowance for loan losses and 15% of the loan portfolio as of December 31, 2021, as compared with 24% of the allowance and 25% of the total loan portfolio at December 31, 2020. These decreases primarily reflect a decrease in commercial lines of credit loans outstanding and the impact of SBA forgiveness of PPP loans during 2021.

Residential mortgages comprised 12% of the allowance for loan losses and 26% of the loan portfolio as of December 31, 2021, as compared with 8% of the allowance and 22% of the total loan portfolio at December 31, 2020. The change in the residential mortgage percentage of the allowance as it compares to the percentage of total loans primarily reflects an increase in residential mortgages originations during 2021. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Acquired residential mortgages that were not included in the allowance for loan losses were $120 million and $161 million at December 31, 2021 and 2020, respectively.

In addition to acquired loans, PPP loans are excluded from the calculation of the allowance for loan losses because they are 100% guaranteed by the SBA. Total loans excluded from the calculation of the allowance for loan losses were $180 million and $397 million at December 31, 2021 and 2020, respectively. Overall, the ratio of the allowance for loan losses to total loans decreased from 1.21% at December 31, 2020 to 1.17% on December 31, 2021. The decrease reflects improved economic trends and conditions relating to the COVID-19 pandemic, as well as a sustained level of low charge-offs, and a decrease in non-performing loans. The non-performing loans to total loans ratio decreased from 1.66% at the end of 2020, to 1.17% at the conclusion of 2021.

The Company evaluates the loan portfolio to ensure that specific credits are appropriately graded and reserved. At least annually, borrowers’ financial information is reviewed by the individual relationship managers. Independent of the individual relationship managers, the credit department performs annual reviews on all requisite relationships within the loan portfolio. Additionally, the credit department, the loan review department monitors the management of the Company’s commercial loan portfolio. The Company’s loan review function reviews a percentage of the commercial loan portfolio based on an annual risk assessment, typically ranging from 35% to 50%. The Company believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased by $0.6 million from $18.2 million in 2020 to $18.8 million in 2021. Interchange fee income increased $0.4 million to $2.1 million at December 31, 2021. Deposit service charges were up $0.3 million to $2.5 million at December 31, 2021. During 2020, certain deposit service fees had been temporarily suspended to assist customers affected by COVID-19. During 2020, the Company recorded a $0.7 million gain on sale of investment securities and a $0.7 million gain on sale of the Company’s previous administrative headquarters, partially offset by a net loss of $0.6 million as a result of the recognition of a historic tax credit transaction. Insurance services fees of $10.5 million decreased $0.2 million compared to 2020. Insurance revenue remains the largest component of non-interest income at 55% of total non-interest income. TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.

The Company has been actively engaged in the community by financing historic rehabilitation projects in Buffalo and enhances its yield by investing in related tax credits. When a project is completed, the Company recognizes tax benefits with a related reduction in the investment. The impact on non-interest income from historic tax credit investments was a $0.6 million loss in 2020. There were no significant historic tax credit transactions in 2021.

Non-Interest Expense

Total non-interest expense increased $1.4 million, or 2%, from $59.9 million in 2020 to $61.2 million in 2021. The largest increases in non-interest expense in 2021 when compared with 2020 was salaries and employee benefits, which increased $5.6 million, or 17%, primarily due to higher incentive accruals and the full year impact of the FSB acquisition. Occupancy expense increased $0.4 million and marketing expense increased $0.3 million also reflecting the addition of FSB. In addition, the Company had a $0.5 million increase in charitable contributions. Offsetting these increases were merger-related expenses of $6.0 million that were incurred during 2020 in connection with the acquisition of FSB. There were no merger-related expenses during 2021.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company's GAAP efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income, was 66.8% in 2021 compared with 76.7% in 2020. The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 66.2% in 2021 compared with 68.5% in 2020.

Taxes

Income tax expense for the year was $7.9 million, representing an effective tax rate of 24.7% compared with an effective tax rate of 12.2% in 2020. Income tax expense in 2020 included a tax benefit relating to historic tax credit transactions. Excluding the impact of the historic tax credit transaction, the effective tax rate was 23.9% in 2020. There were no significant historic tax credit transactions in 2021. For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2021 and 2020, see Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

The Company had total assets of $2.2 billion at December 31, 2021, an increase of $167 million, or 8%, from $2.0 billion at December 31, 2020. Net loans of $1.6 billion at the most recent year end were $120 million, or 7%, lower than at December 31, 2020. Total investment securities increased $143 million, or 86%, from $167 million at December 31, 2020 to $309 million at December 31, 2021, and deposits increased by $166 million, or 9%, to $1.9 billion as of the end of 2021. Stockholders’ equity was $184 million at the conclusion of 2021, a $15 million, or 9% increase from $169 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at December 31, 2021 or December 31, 2020. Bonds rated below A are reviewed periodically to ensure their continued creditworthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are reported at amortized cost and consist of municipal investments that the Bank has made in its local market area. At December 31, 2021, $3.2 million in securities were designated as held to maturity. Debt and mortgage backed securities designated as available for sale are reported at fair market value.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2021 or 2020.

The available for sale portfolio totaled $306 million or approximately 99% of the Company’s securities portfolio at December 31, 2021. Net unrealized gains and losses on available for sale securities resulted in an unrealized loss of $4.3 million at December 31, 2021, as compared with a net unrealized gain of $3.2 million at December 31, 2020. The change in the net unrealized position of the portfolio in 2021 was due to the increase in market interest rates during the year and the increase in total securities resulting from elevated purchase activity. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. For the year ended December 31, 2021, the impact of net unrealized losses, net of taxes, on stockholders’ equity was $5.6 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2021. Management assessed those securities available for sale in an unrealized loss position at December 31, 2021 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

Securities and interest-bearing deposits at banks made up 19% of the Company’s total average interest-earning assets in 2021 compared with 14% in 2020. The Company’s securities portfolio outstanding balances increased from $167 million at December 31, 2020 to $309 million at December 31, 2021 and the Company’s interest-bearing deposits at banks increased from $84 million to $235 million over the same time period. The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks. The increase in interest-bearing deposits reflective of excess liquidity due to growth in funding from customer deposits. At December 31, 2021, the Company’s concentration in U.S. government-sponsored agency bonds was 31% of the total securities balance versus 41% at December 31, 2020. Government-sponsored mortgage-backed securities comprised 66% of the portfolio at December 31, 2021, compared with 52% of the portfolio at December 31, 2020, and tax-advantaged municipal bonds made up 3% of the portfolio at December 31, 2021 versus 7% of the portfolio at December 31, 2020.

Income from securities held in the Bank’s investment portfolio represented 6% of total interest income of the Company in 2021 and 2020. Taxable securities yields declined to 1.90% in 2021 from 2.35% in 2020, while tax-exempt yields were 2.04% in 2021 and 2.36% in 2020. Returns weakened in 2021 as market interest rates remained low. The tax-exempt portfolio has significantly declined since 2017 as the decrease in the Company’s federal tax rate has reduced the effectiveness of municipal bonds.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. The Bank held $3.0 million and $3.5 million in FHLB stock as of December 31, 2021 and 2020, respectively, and $3.0 million and $2.3 million in FRB stock at December 31, 2021 and 2020, respectively.

Available for sale securities with a total fair value of $207 million at December 31, 2021 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio that are not carried at fair value through earnings (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2021. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. treasuries and government agencies	$1,012	1.63%	$10,871	1.73%	$48,597	1.64%	$36,338	1.70%
States and political subdivisions	1,039	1.16%	3,977	2.28%	1,230	3.45%	-	-%
Total debt securities	$2,051	1.39%	$14,848	1.88%	$49,827	1.68%	$36,338	1.70%

Mortgage-backed securities
FNMA	$-	-%	$8,471	2.68%	$5,068	1.77%	$49,671	1.97%
FHLMC	1	5.89%	-	-%	8,754	1.84%	29,679	1.75%
GNMA	-	-%	132	3.74%	-	-%	31,082	1.76%
SBA	-	-%	-	-%	-	-%	18,208	2.45%
CMO	-	-%	-	-%	266	2.74%	51,563	1.92%
Total mortgage-backed securities	$1	5.89%	$8,603	2.70%	$14,088	1.83%	$180,203	1.93%

Total securities designated as available for sale	$2,052	1.39%	$23,451	2.18%	$63,915	1.71%	$216,541	1.89%

Held to Maturity:
Debt Securities
States and political subdivisions	$2,196	1.60%	$516	3.12%	$384	3.07%	$69	2.80%
Total securities designated as held to maturity	$2,196	1.60%	$516	3.12%	$384	3.07%	$69	2.80%

Total securities	$4,248	1.50%	$23,967	2.20%	$64,299	1.72%	$216,610	1.89%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. Interest income on loans represented 94% of the total interest income of the Company in 2021 and 2020. The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.6 billion and $1.7 billion at December 31, 2021 and December 31, 2020, respectively. The net loan portfolio represented 81% and 86% of the Company’s average interest-earning assets during 2021 and 2020, respectively.

The following table summarizes the major classifications of the Bank’s loans as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Mortgage loans on real estate:
Residential Mortgages	$411,060	$365,351
Commercial and multi-family	739,761	706,276
Construction-Residential	5,109	7,509
Construction-Commercial	98,012	106,559
Home equities	81,238	82,602
Total real estate loans	1,335,180	1,268,297

Commercial and industrial loans	237,077	430,350
Consumer and other loans	719	151
Net deferred loan origination fees and costs	(1,071)	(5,004)
Total gross loans and leases	1,571,905	1,693,794
Allowance for loan and
lease losses	(18,438)	(20,415)

Loans and leases, net	$1,553,467	$1,673,379

Real Estate Loans

Approximately 85% of the Bank’s total loan portfolio at December 31, 2021 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $1.34 billion at December 31, 2021, compared with $1.27 billion at December 31, 2020. The real estate loan portfolio increased by 5% in 2021 over 2020, primarily as a result of higher residential mortgage real estate loans.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Fixed rate residential mortgage loans outstanding totaled $400 million at December 31, 2021 compared with $348 million at December 31, 2020, which was 25% and 21% of total loans outstanding, respectively. This balance did not include any construction residential mortgage loans, which are discussed below. Residential mortgage originations in 2021 were $121 million compared with $107 million in 2020. The increase was primarily the result of customers refinancing as they were able to benefit from low interest rates.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. In 2021, the Bank sold $1 million in mortgages to FNMA under this arrangement, compared with $15 million in mortgages sold in 2020.

At December 31, 2021, the Company had approximately $70 million in unpaid principal balances of loans that it services for FHLMC, compared with $95 million at December 31, 2020. No loans were sold to FHLMC by the Company during the years 2021 and 2020.

At December 31, 2021, the Bank had retained the servicing rights on $61 million in mortgages sold to FNMA, compared with a $77 million servicing portfolio of loans sold to FNMA at December 31, 2020. The Company recorded a net servicing asset for such loans of $0.9 million at December 31, 2021 and 2020.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. The Bank’s outstanding adjustable rate residential mortgage loans were $11 million at December 31, 2021 compared with $16 million at December 31, 2020. At each respective time period adjustable rate residential mortgage loans represented less than 1% of total loans outstanding. With rates on fixed rate mortgage products at still near historic lows, there has been little demand for variable-rate products which has resulted in minimal growth in variable rate mortgage loan balances.

Overall, residential real estate loans increased from $365 million at December 31, 2020 to $411 million at December 31, 2021.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors. The Bank’s outstanding commercial mortgage loans were $740 million at December 31, 2021, which was 47% of total loans outstanding, and 5% higher than the $706 million balance at December 31, 2020. The balance at December 31, 2021 included $663 million in fixed rate and $77 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio. At December 31, 2021, the real estate loan portfolio included $81 million of home equity loans, which represented 5% of total loans outstanding, compared with $83 million and 5% at December 31, 2020, respectively. The total home equity portfolio included $75 million in variable rate loans and $6 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2021, adjustable rate construction loans outstanding totaled $84 million, or 5% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $19 million, or 1% of total loans outstanding. At December 31, 2020, adjustable rate construction loans outstanding totaled $73 million, or 4% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $41 million, or 2% of total loans outstanding.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s C&I loan portfolio totaled $237 million at December 31, 2021, compared with $430 million at December 31, 2020, a 45% decrease. The decrease is attributable to the SBA forgiveness of PPP loans during 2021. At December 31, 2021 there was $25 million in PPP loans outstanding compared to $187 million at December 31, 2020. At December 31, 2021 commercial lines of credit were reduced by $34 million since the end of 2020. Loan growth was muted due to economic factors, including the contraction in economic activity resulting from the pandemic and the reduced demand resulting from the availability of PPP loans. C&I loans represented 15% of the Bank’s total loans at the end of 2021 and 25% at the end of 2020.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2021, 6% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $0.7 million at December 31, 2021 compared with $0.2 million at December 31, 2020, representing less than 1% of the Bank’s total loans outstanding at those dates. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. This segment of the portfolio is done on an accommodation basis for customers. The Company does not actively try to grow the portfolio in a significant way. Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of loans outstanding as of December 31, 2021 and the classification of those loans according to sensitivity to changes in interest rates.

(in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total

Commercial and Industrial
Interest rates:
Fixed Rate	$2,914	$80,043	$62,695	$-	$145,652
Variable Rate	62,429	21,808	7,112	76	91,425
Total	$65,343	$101,851	$69,807	$76	$237,077

Commercial Real Estate *
Interest rates:
Fixed Rate	$24,519	$155,621	$488,012	$8,320	$676,472
Variable Rate	24,071	46,591	90,526	113	161,301
Total	$48,590	$202,212	$578,538	$8,433	$837,773

Residential Real Estate **
Interest rates:
Fixed Rate	$134	$4,639	$88,564	$311,478	$404,815
Variable Rate	9	26	394	10,925	11,354
Total	$143	$4,665	$88,958	$322,403	$416,169

Home Equity
Interest rates:
Fixed Rate	$37	$912	$4,674	$915	$6,538
Variable Rate	9	214	11,543	62,934	74,700
Total	$46	$1,126	$16,217	$63,849	$81,238

Consumer and other loans
Interest rates:
Fixed Rate	$229	$307	$39	$13	$588
Variable Rate	38	-	-	93	131
Total	$267	$307	$39	$106	$719

*Includes commercial real estate construction loans

**Includes residential real estate construction loans

SOURCES OF FUNDS

General

Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, borrowings from the FHLB and from correspondent banks, and issuance of securities.

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC.

As of December 31, 2021 the amount of total uninsured deposits, deposits that exceed the limits provided by the FDIC, was $ 0.7 billion.

The following schedule indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2021:

Dollar Amount
At December 31, 2021:	(in thousands)
Three months or less	$8,083
Over three through six months	7,196
Over six through twelve months	5,745
Over twelve months	4,282
Total	$25,306

Total deposits at December 31, 2021 increased $166 million or 9% from the end of 2020. The increase from the prior year reflects an accumulation of liquidity by commercial customers in response to the pandemic, including deposits related to PPP loans, and increases in consumer deposits from government stimulus payments and lower consumer spending.

Included in the increase were total savings of $194 million, and non-interest bearing demand deposits and NOW deposits of $86 million, reflecting deposits related to PPP loans and lower consumer spending. Partially offsetting the increase, total time deposits decreased $114 million from prior year. Economic factors, such as low interest rates, played a role in the changes in deposit mix from prior year.

As of December 31, 2021, savings deposits increased $194 million, or 23%, over the previous year end. The growth in savings deposits was attributable to $105 million in commercial savings deposits, $59 million increase in consumer savings, and $30 million in municipal savings deposits.

Time deposits were $164 million as of December 31, 2021, a $114 million or 41% decrease from December 31, 2020. The Company took a less aggressive stance during 2021 in rates for time deposits as liquidity was higher due to commercial customers response to the pandemic. Consumer time deposits decreased $106 million or 41% from previous year end. Brokered time deposits, included in other time deposits in the tables above, provide an additional funding source for loan growth. Brokered time deposits decreased $8 million from December 31, 2020 to December 31, 2021.

Federal Funds Purchased and Other Borrowed Funds

Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB. The Bank had no outstanding balance on its overnight line of credit with the FHLB as of December 31, 2021 and 2020. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. At December 31, 2021, the Bank had $33 million in FHLB borrowings compared with $44 million at December 31, 2020. The FHLB borrowings as of December 31, 2021 have various maturity dates through 2024 and a weighted average rate of 2.64%.

Subordinated Debt

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to investors (the “Capital Securities”) and $0.3 million of common securities to the Company (the “Common Securities”). The Capital Securities represent preferred undivided interests in the assets of the Trust. The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers. In connection with the issuance and sale of the Capital Securities, the Company issued an $11.3 million floating rate junior subordinated debt security, due October 1, 2037, to the Trust. Payments from the Company under the junior subordinated debt security are the sole source of cash flow for the Trust and fund the Trust’s payments on its Capital Securities. The interest rate payable to holders of the Capital Securities was 2.86% at December 31, 2021.

On July 9, 2020, the Company issued and sold $20 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2030.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $4.1 million at December 31, 2021 and 2020. Balances can vary day to day based on customer needs.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $391 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2021, approximately 1% of the Company’s debt securities had maturity dates of one year or less, and approximately 6% had maturity dates of five years or less. In addition, the Company receives regular cash flows on its mortgage-backed securities.

The Company, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  The Company stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2021, in the stress test, the Bank had net short-term liquidity available of $724 million as compared with $410 million at December 31, 2020.  Available assets of $546 million divided by public and purchased funds of $356 million resulted in a long-term liquidity ratio of 153% at December 31, 2021, compared with 70% at December 31, 2020.

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

At December 31, 2021, the Company had commitments to extend credit of $395 million, compared with $359 million at December 31, 2020. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $184 million at December 31, 2021, an increase from $169 million at December 31, 2020. Equity as a percentage of assets was 8.3% at December 31, 2021 and 2020. Book value per share of common stock increased to $33.54 at December 31, 2021 from $31.21 at December 31, 2020. The increase in stockholders’ equity and book value per share was primarily the result of $24 million in net income, offset in part by $5.6 million unrealized losses on available for sale investment securities, and $6.5 million in dividends paid to common stockholders in 2021.

The aggregate dividend payment of $1.20 per share in 2021 was $0.04, or 3% higher per share than dividends paid in 2020. The Company typically pays a semi-annual dividend in April and October of each year. Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 2.98% at December 31, 2021.

Included in stockholders’ equity is accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized losses after tax were $3.2 million at December 31, 2021, compared with net unrealized gains of $2.4 million at December 31, 2020. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2021 or 2020.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes. In 2021 and 2020, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2021	December 31, 2020
Changes in interest rates

+200 basis points	$1,375	$(681)
+100 basis points	3,569	2,717

-100 basis points	(2,183)	(1,169)
-200 basis points	NM	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2021 and December 31, 2020, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income

Financial instruments with off-balance sheet risk at December 31, 2021 included $360 million in undisbursed lines of credit at an average interest rate of 3.18%; $9 million in fixed rate loan origination commitments at 2.74%; and $4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. Unused overdraft protection lines totaled $22 million.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$114,567	$45,715	$74,819	$83,097	$106,528	$1,148,250	$1,572,976	$1,573,420
Average interest	3.64%	4.14%	4.16%	3.82%	3.25%	3.93%	3.87%	3.87%

Investment securities	$4,249	$3,102	$2,864	$8,436	$9,565	$280,908	$309,124	$309,138
Average interest	1.50%	1.75%	2.77%	2.58%	1.84%	1.85%	1.87%	1.87%

Interest-bearing Liabilities
Interest-bearing
deposits	$1,405,737	$26,254	$3,994	$4,735	$3,453	$-	$1,444,173	$1,444,407
Average interest	0.35%	1.03%	1.87%	1.56%	0.67%	-%	0.17%	0.17%

Other borrowed funds	$11,820	$13,798	$6,527	$-	$-	$-	$32,145	$32,990
Average interest	2.46%	2.59%	3.06%	-%	-%	-%	2.64%	2.64%

Securities sold under
agreements to repurchase	$4,112	$-	$-	$-	$-	$-	$4,112	$4,112
Average interest	0.14%	-%	-%	-%	-%	-%	0.14%	0.14%

Subordinated debt	$-	$-	$-	$-	$-	$31,330	$31,330	$32,111
Average interest	-%	-%	-%	-%	-%	4.86%	4.86%	4.86%

Operating lease
obligations	$1,095	$924	$789	$647	$575	$1,721	$5,751	$5,210
Average interest	2.75%	2.75%	2.62%	2.45%	2.37%	2.78%	2.67%	2.67%

The amounts in the above table exclude acquisition fair value adjustments and debt issuance costs.

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. On a quarterly basis, the balance sheet is shocked for immediate rate movement of 200 basis points. At December 31, 2021, the Company determined it would take an immediate movement in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2022 include the purchase of technology to improve workflow automation and operational efficiency. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $1.2 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. Net income from banking activities was $22.7 million in 2021 compared with $10.1 million in 2020. The increase in net income from banking activities was driven by higher net interest income of $13.0 million largely from an increase in PPP fees of $5.9 million and the full year impact of the 2020 acquisition of FSB. Net interest income, increased 22% from $59.8 million in 2020 to $72.8 million in 2021. The prior year also included a $5.4 million provision for loan loss compared with a release of allowance for loan loss of $1.5 million in 2021. Non-interest expense increased $1.5 million to $52.8 million in 2021 primarily due to increased incentive expenses and the full year impact of the 2020 FSB acquisition, partially offset by $6.0 million of merger-related expenses incurred during 2020. There were no merger-related expenses during 2021. Total assets of the banking activities segment were $2.2 billion at December 31, 2021, an increase of $167 million or 8.2% from December 31, 2020. The year over year increase in total assets is primarily a result of PPP loans and the FSB acquisition.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area. Net income from insurance activities was $1.3 million in 2021, an increase from $1.2 million in 2020. TEA’s total assets were $18.3 million at December 31, 2021 and $18.6 million at December 31, 2020.

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

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Evans Bancorp, Inc.

Williamsville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Allowance for Loans Collectively Evaluated for Impairment.

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is management’s best estimate of probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses was $18.4 million as of December 31, 2021, which consists of two components: the allowance related to loans individually evaluated for impairment, representing $0.5 million and the allowance related to loans collectively evaluated for impairment, representing $17.9 million.

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics.  Separate pools of loans include loans pooled by loan grade and by portfolio segment for pass and watch loans.  An average historical loss rate over the past ten years multiplied by the loss emergence period factor is applied against these loans. For both the criticized and non-criticized loan pools in the general portfolio allocation, additional qualitative factors are applied.  The qualitative factors applied to the general portfolio allocation reflect management’s evaluation of various conditions.  The conditions evaluated include the following: levels and trends in delinquencies, non-accruals, and criticized loans; trends in volume and terms of loans; effects of any changes in lending policies and credit quality underwriting standards; experience, ability, and depth of management; national and economic trends and conditions; changes in the quality of the loan review system; concentrations of credit risk; changes in collateral value; and large loan risk.  The total possible qualitative allocation is determined by comparing peer bank historical charge-off rates to the Bank’s historical charge-off rate.  The actual qualitative allocation is determined by qualitative factor by loan type based on metrics that management believes are appropriate indicators of whether the Bank is in a low, moderate, or high risk range relative to historical experience for each qualitative factor.

We identified the allowance for loans collectively evaluated for impairment as a critical audit matter because of the necessary judgment applied by us to evaluate management’s significant estimates and subjective assumptions relating to 1) the determination of the loss emergence period factor by segment, 2) the determination of additional qualitative factors for criticized loans, 3) the determination of aggregate qualitative allocation, and 4) the classification of commercial loans as criticized or impaired. Changes in these assumptions could have a material effect on the Company’s financial results.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the evaluation of the allowance related to loans collectively evaluated for impairment, including controls addressing:

oData inputs, judgments and calculations used to determine the loss emergence period factor and additional qualitative factors for criticized assets.

oProblem loan identification and delinquency monitoring.

oManagement’s review of the qualitative and quantitative analysis related to the qualitative factors.

oIndependent loan review and independent annual credit reviews of the commercial portfolios.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the allowance for loans collectively evaluated for impairment, which included:

oTesting the data input and mathematical accuracy of the calculation, including historical losses, loss emergence period factors and additional qualitative factors for criticized loans.

oEvaluation of the reasonableness of management’s judgments related to the historical loss experience and estimated loss emergence period, including the evaluation of triggering events related to default and actual losses. The evaluation of triggering events included evaluation of management's assessment of problem loan identification and delinquencies.

oEvaluation of reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.

oAnalytically evaluating the allowance related to loans collectively evaluated for impairment by loan segment year over year for reasonableness.

oTesting the loan grades of the commercial portfolios.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

Livingston, New Jersey

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Evans Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Evans Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2003 to 2020.

Rochester, New York
March 12, 2020

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND DECEMBER 31, 2020
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$9,856	$13,702
Interest-bearing deposits at banks	234,929	83,902
Securities:
Available for sale, at fair value (amortized cost: $310,228 at December 31, 2021;	305,959	162,396
$159,157 at December 31, 2020)
Held to maturity, at amortized cost (fair value: $3,179 at December 31, 2021;	3,165	4,204
$4,271 at December 31, 2020)
Federal Home Loan Bank common stock, at cost	3,045	3,470
Federal Reserve Bank common stock, at cost	3,039	2,323
Loans, net of allowance for loan losses of $18,438 at December 31, 2021
and $20,415 at December 31, 2020	1,553,467	1,673,379
Properties and equipment, net of accumulated depreciation of $10,283 at December 31, 2021
and $19,963 at December 31, 2020	17,789	19,305
Goodwill	12,702	12,713
Intangible assets	1,627	2,238
Bank-owned life insurance	34,295	33,989
Operating lease right-of-use asset	4,826	5,282
Other assets	25,941	27,212

TOTAL ASSETS	$2,210,640	$2,044,115

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$492,864	$436,157
NOW	259,908	230,751
Savings	1,019,925	825,947
Time	164,340	278,554
Total deposits	1,937,037	1,771,409

Securities sold under agreement to repurchase	4,112	4,093
Other borrowings	32,879	44,698
Operating lease liability	5,210	5,694
Other liabilities	16,536	18,444
Subordinated debt	30,974	30,872
Total liabilities	2,026,748	1,875,210

CONTINGENT LIABILITIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,482,756 and 5,411,384 shares issued at December 31, 2021 and December 31, 2020, respectively, and 5,482,756 and 5,411,384 outstanding at December 31, 2021
and December 31, 2020, respectively	2,744	2,708
Capital surplus	78,795	76,394
Retained earnings	108,024	90,522
Accumulated other comprehensive loss, net of tax	(5,671)	(719)
Total stockholders' equity	183,892	168,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,210,640	$2,044,115

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(in thousands, except share and per share amounts)

	2021	2020	2019
INTEREST INCOME
Loans	$72,955	$64,753	$60,193
Interest bearing deposits at banks	187	247	697
Securities:
Taxable	4,224	3,587	3,537
Non-taxable	214	246	313
Total interest income	77,580	68,833	64,740
INTEREST EXPENSE
Deposits	2,864	7,721	11,939
Other borrowings	315	311	181
Subordinated debt	1,616	1,019	565
Total interest expense	4,795	9,051	12,685
NET INTEREST INCOME	72,785	59,782	52,055
(CREDIT) PROVISION FOR LOAN LOSSES	(1,513)	5,351	75
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	74,298	54,431	51,980
NON-INTEREST INCOME
Deposit service charges	2,531	2,242	2,569
Insurance service and fees	10,457	10,610	10,688
Gain on loans sold	11	383	154
Bank-owned life insurance	853	680	656
Loss on tax credit investments	(30)	(2,475)	(158)
Refundable state historic tax credit	21	1,857	115
Gain on sale of securities	-	667	-
Interchange fee income	2,116	1,755	1,722
Other	2,888	2,518	2,336
Total non-interest income	18,847	18,237	18,082
NON-INTEREST EXPENSE
Salaries and employee benefits	38,612	32,990	29,628
Occupancy	4,698	4,296	3,429
Advertising and public relations	1,427	1,128	1,033
Professional services	3,587	3,544	3,510
Technology and communications	5,376	5,234	4,124
Amortization of intangibles	537	533	448
Merger-related expenses	-	5,958	232
FDIC insurance	1,133	1,090	431
Other	5,849	5,087	4,985
Total non-interest expense	61,219	59,860	47,820
INCOME BEFORE INCOME TAXES	31,926	12,808	22,242

INCOME TAX PROVISION	7,883	1,562	5,228

NET INCOME	$24,043	$11,246	$17,014

Net income per common share-basic	$4.41	$2.15	$3.47
Net income per common share-diluted	$4.37	$2.13	$3.42
Weighted average number of common shares outstanding	5,447,057	5,232,881	4,897,803
Weighted average number of diluted shares outstanding	5,501,511	5,268,560	4,968,172

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(in thousands)
	2021	2020	2019

NET INCOME	$24,043	$11,246	$17,014

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	(5,557)	2,369	2,870
Reclassification of gain on sale of securities	-	(494)	-
Total	(5,557)	1,875	2,870

Defined benefit pension plans:
Amortization of prior service cost	23	23	23
Amortization of actuarial loss	280	330	246
Actuarial losses	302	(364)	(369)
Total	605	(11)	(100)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,952)	1,864	2,770

COMPREHENSIVE INCOME	$19,091	$13,110	$19,784

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$2,429	$61,225	$73,345	$(5,353)	$131,646
Net Income			17,014		17,014
Other comprehensive income				2,770	2,770
Cash dividends ($1.04 per common share)			(5,092)		(5,092)
Stock compensation expense		937			937
Reissued 500 restricted shares					-
Issued 20,632 restricted shares, net of forfeitures	12	(12)			-
Issued 7,549 shares under Dividend Reinvestment Plan	4	272			276
Issued 11,712 shares in Employee Stock Purchase Plan	6	381			387
Issued 32,516 shares in stock option exercises	16	499			515
Reissued 3,506 shares in stock option exercises					-
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$148,453
Net Income			11,246		11,246
Other comprehensive income				1,864	1,864
Cash dividends ($1.16 per common share)			(5,991)		(5,991)
Stock compensation expense		883			883
Reissued 310 restricted shares					-
Issued 23,338 restricted shares, net of forfeitures	12	(12)			-
Issued 6,813 shares under Dividend Reinvestment Plan	3	148			151
Issued 19,434 shares in Employee Stock Purchase Plan	9	407			416
Issued 9,230 shares in stock option exercises	5	145			150
Issued 422,475 shares in stock consideration	212	11,521			11,733
Reissued 501 shares in stock option exercises					-
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$168,905
Net Income			24,043		24,043
Other comprehensive income				(4,952)	(4,952)
Cash dividends ($1.20 per common share)			(6,541)		(6,541)
Stock compensation expense		947			947
Issued 18,181 restricted shares, net of forfeitures	9	(9)			-
Issued 8,293 shares under Dividend Reinvestment Plan	4	290			294
Issued 12,166 shares in Employee Stock Purchase Plan	6	393			399
Issued 19,715 shares in stock option exercises	10	187			197
Issued 13,017 shares for earnout	7	593			600
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$183,892

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(in thousands)
	2021	2020	2019

OPERATING ACTIVITIES:
Interest received	$71,457	$63,677	$65,036
Fees received	19,197	17,240	17,872
Interest paid	(5,997)	(10,830)	(12,771)
Cash paid to employees and vendors	(58,267)	(59,312)	(45,732)
Income tax paid	(5,790)	(2,953)	(3,102)
Proceeds from sale of loans held for resale	949	15,408	13,008
Originations of loans held for resale	(1,037)	(15,443)	(13,238)

Net cash provided by operating activities	20,512	7,787	21,073

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(189,838)	(91,504)	(48,916)
Proceeds from sales	-	25,553	15,224
Proceeds from maturities, calls, and payments	37,928	55,892	41,332
Held to maturity securities:
Purchases	(3,845)	(5,361)	(1,592)
Proceeds from maturities, calls, and payments	4,884	3,543	891
Cash paid for bank owned life insurance	-	-	(360)
Additions to properties and equipment	(1,033)	(5,822)	(4,640)
Proceeds from sales of assets	581	1,500	185
Purchase of tax credit investment	(1,913)	-	(3,116)
Sale of other real estate	129	982	-
Net cash used in acquisitions	(900)	(6,490)	-
Net decrease (increase) in loans	131,387	(191,684)	(68,890)

Net cash used in investing activities	(22,620)	(213,391)	(69,882)

FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	(675)	(16,329)	(717)
(Repayments of) proceeds from long-term borrowings	(10,454)	20,693	-
Debt issuance cost of long term borrowings	-	(509)	-
Net increase in deposits	166,069	265,770	52,382
Dividends paid	(6,541)	(5,991)	(5,092)
Issuance of common stock	890	717	1,178

Net cash provided by financing activities	149,289	264,351	47,751

Net increase (decrease) in cash and equivalents	147,181	58,747	(1,058)

CASH AND CASH EQUIVALENTS:
Beginning of year	97,604	38,857	39,915

End of year	$244,785	$97,604	$38,857

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019
(in thousands)
	2021	2020	2019

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$24,043	$11,246	$17,014

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,260	1,205	2,049
Deferred tax expense (benefit)	1,520	(1,852)	(571)
(Credit) Provision for loan losses	(1,513)	5,351	75
Loss on tax credit investment	30	2,475	158
Changes in refundable state historic tax credits	(21)	(1,857)	(115)
Net loss (gain) on sales of assets	135	(702)	(3)
Gain on sales of securities	-	(667)	(42)
Gain on loans sold	(11)	(383)	(154)
Stock compensation expense	947	883	937
Proceeds from sale of loans held for resale	949	15,408	13,008
Originations of loans held for resale	(1,037)	(15,443)	(13,238)
Changes in assets and liabilities affecting cash flow:
Other assets	(8,679)	(5,745)	(4,948)
Other liabilities	2,889	(2,132)	6,903

NET CASH PROVIDED BY OPERATING ACTIVITIES	$20,512	$7,787	$21,073

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired in acquisition (non-cash)	$-	$311,847	$-
Fair value of liabilities assumed in acquisition	$-	$296,076	$-

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

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

The general portfolio allocation is segmented into homogeneous pools of loans with similar characteristics. Separate pools of loans include loans pooled by loan grade and by portfolio segment. An average historical loss rate over the past ten years multiplied by the loss emergence period factor is applied against these loans.

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

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a Troubled Debt Restructuring (“TDR”). The allowances for credit losses on loans on a TDR is measured using the specific credit allocation. On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria were met. The TDR exemption expired on January 1, 2022.

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

Operating Leases

As of December 31, 2021, the Company only had operating leases related to our leased facilities. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Operating leases with a term of more than one year are included in operating lease Right-of-Use (“ROU”) assets and operating lease liabilities. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases.

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

Insurance Service and Fees

Commission revenue from selling commercial and personal property and casualty insurance on behalf of the insurance carriers is recognized at the time of the sale of the policy or when a policy renews. Commission revenue from selling benefit plans to commercial customers on behalf of the insurance carriers is recognized each month when the customer continues with the benefit plan. The Company also receives contingent commissions from insurance companies which are based on the overall profitability of their relationship based primarily on the loss experience of the insurance placed by the Company. Contingent commissions from insurance companies are accrued throughout the year based on recent historical results. As loss events occur and overall performance becomes known, accrual adjustments are recorded until the cash is ultimately received. Financial services commissions and insurance claims services revenue are recognized when the services are rendered. Information on insurance service and fee revenue is included in Note 15 to these Consolidated Financial Statements, “Revenue Recognition of Non-interest Income.”

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

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and are not included in calculating diluted earnings per share. There were 57,322, 81,770, and 43,385 anti-dilutive shares at December 31, 2021, 2020 and 2019, respectively.

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

The Bank maintains a defined contribution 401(k) plan and accrues contributions due under this plan as earned by employees. In addition, the Bank maintains a non-qualified Supplemental Executive Retirement Plan for certain members of senior management, a non-qualified Deferred Compensation Plan for directors and certain members of management, and a non-qualified Executive Incentive Retirement Plan for certain members of management, as described more fully in Note 12 to these Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans.”

Stock-based Compensation

Stock-based compensation expense is recognized over the requisite service period of the stock-based grant based on the estimated grant date value of the stock-based compensation that is expected to vest. The Company accounts for forfeitures of stock awards when they occur. When stock awards are granted, the Company assumes that the service condition will be achieved when determining the initial amount of compensation cost recognized. Information on the determination of the estimated value of stock-based awards used to calculate stock-based compensation expense is included in Note 13 to these Consolidated Financial Statements, “Stock-Based Compensation.”

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party. The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement. There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2021 and 2020, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. ASUs adopted by the Company during its current fiscal year did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2021, to the extent management believes their adoption will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold. The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software, working on model development, model validation, development of a qualitative framework, data sourcing, and technology enhancements. The total impact of CECL to the Company’s financial statements is unknown but may be material. The Company will adopt CECL effective January 1, 2023.

2.ACQUISITIONS

The Company did not have any acquisitions during 2021. On May 1, 2020, the Company completed the acquisition of FSB Bancorp, Inc., a Maryland corporation and the parent holding company of Fairport Savings Bank (“FSB”). On that date, FSB was merged into Evans Bank, a wholly owned banking subsidiary of the Company. At the time of closing, FSB had $321.7 million in total assets, including $272.1 million in net loans receivable and $21.4 million in securities, and $293.1 million in total liabilities, including $237.7 million in deposits and $50.6 million in borrowings. FSB operated 5 banking offices in New York at the date of acquisition. After application of the election, allocation and proration procedures contained in the merger agreement, the Company paid $17.1 million in cash and issued 422,475 shares of Evans Bancorp, Inc. common stock in exchange for all of the shares of common stock of FSB Bancorp, Inc. outstanding at the time of the acquisition. The $11.7 million fair value of the shares issued as part of the consideration paid for FSB was determined on the basis of the closing market price of the Company’s shares on April 30, 2020.

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

There were no merger-related expenses recorded in 2021. Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $6.0 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively. These expenses were recorded in merger-related expense on the consolidated statements of income.

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

3.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$99,005	$199	$(2,386)	$96,818
States and political subdivisions	6,150	96	-	6,246
Total debt securities	$105,155	$295	$(2,386)	$103,064

Mortgage-backed securities:
FNMA	$64,056	$222	$(1,068)	$63,210
FHLMC	38,796	62	(424)	38,434
GNMA	31,814	15	(615)	31,214
SBA	17,919	343	(54)	18,208
CMO	52,488	175	(834)	51,829
Total mortgage-backed securities	$205,073	$817	$(2,995)	$202,895

Total securities designated as available for sale	$310,228	$1,112	$(5,381)	$305,959

Held to Maturity:
Debt securities
States and political subdivisions	$3,165	$17	$(3)	$3,179

Total securities designated as held to maturity	$3,165	$17	$(3)	$3,179

	2020
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$67,619	$731	$(252)	$68,098
States and political subdivisions	7,362	169	(7)	7,524
Total debt securities	$74,981	$900	$(259)	$75,622

Mortgage-backed securities:
FNMA	$24,265	$654	$(50)	$24,869
FHLMC	3,739	111	(1)	3,849
GNMA	2,006	58	(1)	2,063
SBA	20,949	914	(33)	21,830
CMO	33,217	946	-	34,163
Total mortgage-backed securities	$84,176	$2,683	$(85)	$86,774

Total securities designated as available for sale	$159,157	$3,583	$(344)	$162,396

Held to Maturity:
Debt securities
States and political subdivisions	$4,204	$67	$-	$4,271

Total securities designated as held to maturity	$4,204	$67	$-	$4,271

Available for sale securities with a total fair value of $207 million and $135 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2021 and 2020, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2021 is summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	December 31, 2021
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$2,035	$2,051
Due after one year through five years	14,620	14,848
Due after five years through ten years	50,404	49,827
Due after ten years	38,096	36,338
	105,155	103,064

Mortgage-backed securities
available for sale	205,073	202,895

Total	$310,228	$305,959

Debt securities held to maturity:

Due in one year or less	$2,196	$2,197
Due after one year through five years	516	523
Due after five years through ten years	384	385
Due after ten years	69	74
Total	$3,165	$3,179

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains or losses from sales of securities in 2021. Gross realized gains on sales of investment securities were $0.7 million in 2020. Gross realized losses on sales of investment securities were less than $0.1 million in 2020. Gross realized gains and losses on sales of investment securities were both less than $0.1 million in 2019.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2021 and 2020 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)
States and political subdivisions	-	-	-	-	-	-
Total debt securities	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)

Mortgage-backed securities:
FNMA	$48,008	$(903)	$2,941	$(165)	$50,949	$(1,068)
FHLMC	35,851	(423)	76	(1)	35,927	(424)
GNMA	30,252	(615)	143	-	30,395	(615)
SBA	2,824	(25)	1,218	(29)	4,042	(54)
CMO	38,313	(833)	25	(1)	38,338	(834)
Total mortgage-backed securities	$155,248	$(2,799)	$4,403	$(196)	$159,651	$(2,995)

Held to Maturity:
Debt securities:
States and political subdivisions	$1,782	$(3)	$-	$-	$1,782	$(3)

Total temporarily impaired
securities	$207,411	$(3,686)	$31,891	$(1,698)	$239,302	$(5,384)

	2020

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$33,801	$(252)	$-	$-	$33,801	$(252)
States and political subdivisions	207	(1)	180	(6)	387	(7)
Total debt securities	$34,008	$(253)	$180	$(6)	$34,188	$(259)

Mortgage-backed securities:
FNMA	$3,354	$(39)	$1,391	$(11)	$4,745	$(50)
FHLMC	182	(1)	-	-	182	(1)
GNMA	154	(1)	-	-	154	(1)
SBA	-	-	1,392	(33)	1,392	(33)
CMO	121	-	-	-	121	-
Total mortgage-backed securities	$3,811	$(41)	$2,783	$(44)	$6,594	$(85)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$-	$-	$-	$-

Total temporarily impaired
securities	$37,819	$(294)	$2,963	$(50)	$40,782	$(344)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2021 and 2020 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2021, 2020, or 2019. The creditworthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

4.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$411,060	$365,351
Commercial and multi-family	739,761	706,276
Construction-Residential	5,109	7,509
Construction-Commercial	98,012	106,559
Home equities	81,238	82,602
Total real estate loans	1,335,180	1,268,297

Commercial and industrial loans	237,077	430,350
Consumer and other loans	719	151
Unaccreted yield adjustments*	(1,071)	(5,004)
Total gross loans	1,571,905	1,693,794
Allowance for loan losses	(18,438)	(20,415)
Loans, net	$1,553,467	$1,673,379

*Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated, including $0.8 million and $4.6 million of PPP fees at December 31, 2021 and 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program (“PPP”). PPP loans carry a fixed rate of 1.00%, are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. During 2021 the Company originated $95 million of PPP loans, compared with $203 million during 2020. Total PPP loans originated during the life of the program was $298 million. PPP loans, included in commercial and industrial loans, did not impact the Company’s allowance for loan loss as a result of the SBA guarantees. Fees collected from the SBA for these loans totaled $12.5 million. These fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. PPP fees recognized in interest income were $8.8 million and $2.9 million in the years ended December 31, 2021 and 2020, respectively. The outstanding balance of PPP loans was $25 million and $187 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million. At December 31, 2020, the outstanding principal balance and the carrying amount of acquired credit-impaired loans were $0.9 million and $0.8 million, respectively. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2021 or 2020.

There were $619 million and $630 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2021 and 2020, respectively.

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

The Company, in its normal course of business, sells certain residential mortgages which it originates to FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2021 and 2020, the Company had approximately $61 million and $77 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2021 and 2020, the Company sold $1 million and $15 million, respectively, in loans to FNMA and realized gains on those sales of less than $0.1 million and $0.3 million, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.

At December 31, 2021, the Company also had approximately $70 million in unpaid principal balances of loans that it services for FHLMC, compared with $95 million at December 31, 2020. No loans were sold to FHLMC by the Company during the years 2021 and 2020.

The Company had a related asset carried at fair value of approximately $0.9 million for the servicing portfolio rights at December 31, 2021 and 2020. There were $0.1 million and $0.8 million in loans held for sale at December 31, 2021 and 2020, respectively. The carrying value approximates fair value.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a higher risk of loss. These loans included overdrawn deposit accounts classified as loans of $0.1 million at December 31, 2021 and 2020.

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

The following tables summarize the allowance for loan losses, as of December 31, 2021 and 2020, respectively, by portfolio segment. The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2021

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	(424)	(1)	(147)	-	-	(572)
Recoveries	76	-	30	-	2	108
Provision (Credit)	(1,225)	(881)	126	469	(2)	(1,513)
Ending balance	$3,309	$12,367	$54	$2,127	$581	$18,438

Allowance for loan
losses:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-
Individually evaluated
for impairment	100	345	-	9	41	495
Collectively evaluated
for impairment	3,209	12,022	54	2,118	540	17,943
Total	$3,309	$12,367	$54	$2,127	$581	$18,438

Loans:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$803	$-	$803
Individually evaluated
for impairment	5,028	11,925	-	2,598	1,236	20,787
Collectively evaluated
for impairment	232,049	825,848	719	412,768	80,002	1,551,386
Total	$237,077	$837,773	$719	$416,169	$81,238	$1,572,976

Note: Loan balances do not include $(1.1) million of unaccreted yield adjustments as of December 31, 2021.

* includes construction loans

2020

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,547	$9,005	$155	$1,071	$397	$15,175
Charge-offs	(236)	(5)	(74)	(29)	(4)	(348)
Recoveries	199	11	27	-	-	237
Provision (Credit)	372	4,238	(63)	616	188	5,351
Ending balance	$4,882	$13,249	$45	$1,658	$581	$20,415

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

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2021 and 2020, respectively:

2021
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,211	$480,159	$545,370	$152,675
Watch	19,108	182,502	201,610	64,406
Special Mention	7,045	33,219	40,264	10,200
Substandard	6,648	43,881	50,529	9,796
Doubtful/Loss	-	-	-	-
Total	$98,012	$739,761	$837,773	$237,077

2020
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$59,020	$317,854	$376,874	$314,322
Watch	17,218	300,061	317,279	95,117
Special Mention	2,041	17,656	19,697	6,555
Substandard	28,280	70,705	98,985	14,356
Doubtful/Loss	-	-	-	-
Total	$106,559	$706,276	$812,835	$430,350

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During 2020, the Company reclassified all commercial loans that received a deferral into the watch or criticized categories. Loans that have returned to compliance with contractual payment terms for a sustained period have been upgraded out of the watch or criticized categories. During 2020, the Company identified a well-defined weakness in the hotel industry and classified the $81 million of loans to clients within that industry as substandard. During 2021, the Company upgraded $24 million of these loans out of the substandard loan category and received payoffs of $6 million. As of December 31, 2021, $50 million of the Company’s hotel loan portfolio remained in the substandard loan category. Total criticized assets decreased to $111 million at December 31, 2021 compared with $140 million at the end of 2020.

The Company evaluates the loan portfolio to ensure that specific credits are appropriately graded and reserved. At least annually, borrowers’ financial information is reviewed by the individual relationship managers. Independent of the individual relationship managers, the credit department performs annual reviews on all requisite relationships within the loan portfolio. Additionally, the credit department, the loan review department monitors the management of the Company’s commercial loan portfolio. The Company’s loan review function reviews a percentage of the commercial loan portfolio based on an annual risk assessment, typically ranging from 35% to 50%. The Company believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

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

A summary of current, past due, and nonaccrual loans as of December 31, 2021 and 2020 follows:

2021
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$229,724	$1,336	$568	$548	$4,901	$237,077
Residential real estate:
Residential	402,992	3,466	1,563	-	3,039	411,060
Construction	5,109	-	-	-	-	5,109
Commercial real estate:
Commercial	711,481	16,451	6,073	-	5,756	739,761
Construction	93,842	757	-	480	2,933	98,012
Home equities	79,644	627	209	-	758	81,238
Consumer and other	706	9	4	-	-	719
Total Loans	$1,523,498	$22,646	$8,417	$1,028	$17,387	$1,572,976

2020
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$419,409	$4,240	$122	$94	$6,485	$430,350
Residential real estate:
Residential	357,135	4,156	1,262	109	2,689	365,351
Construction	7,509	-	-	-	-	7,509
Commercial real estate:
Commercial	667,426	20,024	4,166	-	14,660	706,276
Construction	94,030	5,616	4,062	-	2,851	106,559
Home equities	80,044	744	604	14	1,196	82,602
Consumer and other	111	6	14	17	3	151
Total Loans	$1,625,664	$34,786	$10,230	$234	$27,884	$1,698,798

The following table provides data, at the class level, of impaired loans:

	At December 31, 2021			2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$4,874	$5,712	$-	$5,126	$22
Residential real estate:
Residential	3,297	3,654	-	3,602	27
Construction	-	-	-	-	-
Commercial real estate:
Commercial	8,821	9,338	-	11,223	270
Construction	1,395	1,499	-	1,144	-
Home equities	1,127	1,324	-	1,319	12
Consumer and other	-	-	-	-	-
Total impaired loans	$19,514	$21,527	$-	$22,414	$331

	At December 31, 2021			2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$154	$158	$100	$159	$4
Residential real estate:
Residential	60	60	9	59	1
Construction	-	-	-	-	-
Commercial real estate:
Commercial	171	717	16	191	-
Construction	1,538	1,555	329	1,642	-
Home equities	109	109	41	109	-
Consumer and other	-	-	-	-	-
Total impaired loans	$2,032	$2,599	$495	$2,160	$5

	At December 31, 2021			2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,028	$5,870	$100	$5,285	$26
Residential real estate:
Residential	3,357	3,714	9	3,661	28
Construction	-	-	-	-	-
Commercial real estate:
Commercial	8,992	10,055	16	11,414	270
Construction	2,933	3,054	329	2,786	-
Home equities	1,236	1,433	41	1,428	12
Consumer and other	-	-	-	-	-
Total impaired loans	$21,546	$24,126	$495	$24,574	$336

	At December 31, 2020			2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$1,706	$1,947	$-	$1,952	$8
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	12,210	12,840	-	12,397	209
Construction	1,295	1,352	-	1,315	-
Home equities	1,515	1,741	-	1,565	23
Consumer and other	-	-	-	-	-
Total impaired loans	$20,429	$21,949	$-	$20,983	$300

	At December 31, 2020			2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$4,779	$4,993	$994	$4,938	$25
Residential real estate:
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	2,943	2,953	153	2,943	10
Construction	1,556	1,556	386	1,556	53
Home equities	109	109	11	109	1
Consumer and other	3	3	3	3	-
Total impaired loans	$9,390	$9,614	$1,547	$9,549	$89

	At December 31, 2020			2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$6,485	$6,940	$994	$6,890	$33
Residential real estate:
Residential	3,703	4,069	-	3,754	60
Construction	-	-	-	-	-
Commercial real estate:
Commercial	15,153	15,793	153	15,340	219
Construction	2,851	2,908	386	2,871	53
Home equities	1,624	1,850	11	1,674	24
Consumer and other	3	3	3	3	-
Total impaired loans	$29,819	$31,563	$1,547	$30,532	$389

	2019
	Average Recorded Investment			Interest Income Recognized
	With no related allowance recorded:	With related allowance recorded:	Total	With no related allowance recorded:	With related allowance recorded:	Total
Commercial and industrial	$4,046	$2,764	$6,810	$143	$63	$206
Residential real estate:
Residential	2,823	61	2,884	63	1	64
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	6,293	197	6,490	72	4	76
Construction	1,344	242	1,586	50	9	59
Home equities	1,525	-	1,525	30	-	30
Consumer and other	-	22	22	-	1	1
Total impaired loans	$16,031	$3,286	$19,317	$358	$78	$436

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

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2021 and 2020.

Troubled debt restructurings (“TDRs”)

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	December 31, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,003	$876	$127	$-
Residential real estate:
Residential	989	627	362	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,236	-	3,236	-
Construction	-	-	-	-
Home equities	490	12	478	-
Consumer and other	-	-	-	-
Total TDR loans	$5,718	$1,515	$4,203	$-

	December 31, 2020
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,722	$1,722	$-	$370
Residential real estate:
Residential	1,632	587	1,045	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,408	2,915	493	-
Construction	-	-	-	-
Home equities	552	124	428	-
Consumer and other	-	-	-	-
Total TDR loans	$7,314	$5,348	$1,966	$370

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

In late March 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do no need to be identified as a TDR if the loan was current at the time a modification plan was implemented. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. During 2020, the Company had applied this guidance and had modified approximately 381 commercial loans with principal balances totaling $368 million and approximately 298 consumer loans with principal balances totaling $37 million. COVID-19 related modifications made during 2021 were not material. The COVID-19 related TDR exception expired on January 1, 2022.

The following tables show the data for TDR activity by type of concession granted to the borrower during 2021 and 2020:

	Year ended December 31, 2021			Year ended December 31, 2020
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction:
Combination of concessions	-	-	-	1	56	56
Extension of maturity and
interest rate reduction	-	-	-	1	97	97
Commercial Real Estate & Construction
Home Equities	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2021 and 2020. All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve-month periods ended December 31, 2021 and 2020 were not material. Commitments to lend additional amounts on loans classified as TDRs were not material as of December 31, 2021 and 2020.

5.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2021	2020
	(in thousands)
Land	$845	$845
Buildings and improvements	18,563	19,712
Furniture, fixtures, and equipment	8,664	18,711
	28,072	39,268
Less accumulated depreciation	(10,283)	(19,963)
Properties and equipment, net	$17,789	$19,305

Depreciation expense totaled $1.8 million in 2021, $1.6 million in 2020, and $1.3 million in 2019. Fixed asset disposals during 2021 included a building and equipment related to information technology services that have been outsourced and various fully depreciated items.

6.LEASES

The Company’s leases, consisting of property leases for certain of our bank branches and insurance agency offices, are classified as operating leases. Operating lease Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets were $4.8 million and $5.3 million as of December 31, 2021 and 2020, respectively. Lease liabilities were $5.2 million and $5.7 million as of December 31, 2021 and 2020, respectively. As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term. Operating lease expenses were $1.1 million and $1.0 million during the years ended December 31, 2021 and 2020, respectively, and are included in occupancy expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities were $1.1 and $1.0 million during the years ended December 31, 2021 and 2020, respectively, and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 2.8% as of December 31, 2021 and 2020.  The weighted average remaining lease term related to the Company’s leases was 7.4 years and 8.1 years as of December 31, 2021 and 2020, respectively.  Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Year Ending December 31,
(in thousands)
2022	$1,095
2023	924
2024	789
2025	647
2026	575
Thereafter	1,721
Total future minimum lease payments	5,751
Less imputed interest	541
Total	$5,210

ROU assets obtained in exchange for lease obligations were $0.5 million and $2.4 million during the years ended December 31, 2021 and December 31, 2020.

7.GOODWILL AND INTANGIBLE ASSETS

Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill. The Company had $12.7 million in goodwill at December 31, 2021 and 2020, including $10.9 million in the insurance agency activities segment and $1.8 million in the banking activities segment. There were no additions to goodwill during 2021. During 2020, the Company recorded additions to goodwill of $1.8 million in the banking activities segment resulting from the FSB acquisition and $0.4 million in the insurance activities segment resulting from the acquisition of Benefit Brokers of WNY, LLC.

Goodwill is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company measures the fair value of the banking and insurance agency reporting units annually, as of December 31. This analysis indicated that no impairment existed as of the issue date. However, an $11 thousand impairment of goodwill was recognized in 2021 related to the discontinued operations of a business within the insurance agency reporting unit. There was no impairment of goodwill recognized during 2020.

There were no additions to intangible assets during 2021. During 2020, the Company recorded additions to intangible assets of $0.2 million of core deposit intangibles in the banking activities segment resulting from the FSB acquisition and $0.6 million, consisting primarily of customer relationships, in the insurance activities segment resulting from the acquisition of Benefit Brokers of WNY, LLC.

The gross carrying amount and accumulated amortization of other intangible assets at December 31, 2021 and December 31, 2020 were as follows:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized intangible asset:
Other insurance intangibles	$3,325	(1,828)	$3,445	(1,358)
Core deposit intangibles	166	(36)	166	(15)
Total	$3,491	(1,864)	$3,611	(1,373)

Total intangible assets have an estimated weighted average remaining life of 4.8 years. Core deposit intangibles have an estimated weighted average remaining life of 8.3 years. Other insurance intangibles have an estimated weighted average remaining life of 4.5 years. Amortization expense related to intangibles for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $0.5 million, and $0.4 million, respectively. During 2021, the Company recorded less than $0.1 million of impairment related to an other insurance intangible asset that was determined to be valueless. There was no impairment of intangible assets recognized during 2020.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2022	$400
2023	389
2024	378
2025	218
2026	60
Thereafter	182
$1,627

8.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $25.3 million and $43.6 million at December 31, 2021 and 2020, respectively. Brokered time deposits totaled $8.7 million and $16.5 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of all time deposits were as follows:

(in thousands)
2022	$125,872
2023	26,279
2024	4,001
2025	4,735
2026	3,453
$164,340

9.BORROWED FUNDS AND SUBORDINATED DEBT

Other borrowings at December 31, 2021 consisted primarily of various advances from the FHLB with fixed interest rate terms ranging from 1.66% to 3.34%.

The maturities and weighted average rates of other borrowed funds, excluding purchased discounts of $0.7 million, at December 31, 2021 are as follows:

	Maturities	Weighted Average Rate
	(in thousands)
2022	$11,820	2.46%
2023	13,798	2.59%
2024	6,527	3.06%
Total	$32,145	2.64%

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks. Given the current collateral available, additional advances of up to $391 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks. There were $619 million and $630 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2021 and 2020, respectively.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $3.0 million and $3.5 million as of December 31, 2021 and December 31, 2020, respectively.

The amounts and interest rates of other borrowed funds, excluding purchased discounts of $0.7 million and $1.4 million at December 31, 2021 and 2020, respectively, were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	FRB Borrowings	Total Other Borrowings
	(in thousands)
At December 31, 2021
Amount outstanding	$-	$32,145	$-	$32,145
Weighted-average interest rate	-%	2.64%	-%	2.64%

For the year ended December 31, 2021
Highest amount at a month end	$-	$42,434	$-
Daily average amount outstanding	$-	$38,378	$24	$38,403
Weighted-average interest rate	-%	2.55%	0.35%	2.55%

At December 31, 2020
Amount outstanding	$-	$42,600	$693	$43,293
Weighted-average interest rate	-%	2.51%	0.35%	2.47%

For the year ended December 31, 2020
Highest amount at a month end	$-	$50,597	$693
Daily average amount outstanding	$-	$35,625	$451	$35,625
Weighted-average interest rate	-%	2.35%	0.35%	2.33%

At December 31, 2019
Amount outstanding	$-	$10,000	$-	$10,000
Weighted-average interest rate	-%	1.73%	-%	1.73%

For the year ended December 31, 2019
Highest amount at a month end	$-	$10,000	$-
Daily average amount outstanding	$11	$10,000	$-	$10,011
Weighted-average interest rate	2.70%	1.73%	-%	1.73%

Subordinated debt comprised $20.0 million of subordinated notes and $11.3 million of trust preferred capital securities at December 31, 2021 and 2020.

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

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to various investors (the “Capital Securities”) and $0.3 million of common securities to the Company (the “Common Securities”). The Capital Securities represent preferred undivided interests in the assets of the Trust. The Common Securities represent the initial capital contribution of the Company to the Trust, which have not been consolidated and are included in “Other Assets” on the Company’s consolidated balance sheet. Under the Federal Reserve Board’s current risk-based capital guidelines, the Capital Securities are includable in the Company’s Tier 1 (Core) capital. The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers.

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23. The distribution rate was 2.86% at December 31, 2021.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million in aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 2.86% at December 31, 2021.

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

10.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day. No physical movement of the securities is involved. The Bank had $4.1 million in securities sold under agreement to repurchase at December 31, 2021 and 2020.

11.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2020	Net Change	Balance at December 31, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(5,557)	$(3,160)
Net defined benefit pension plan adjustments	(3,116)	605	(2,511)
Total	$(719)	$(4,952)	$(5,671)

	Balance at December 31, 2019	Net Change	Balance at December 31, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$1,875	$2,397
Net defined benefit pension plan adjustments	(3,105)	(11)	(3,116)
Total	$(2,583)	$1,864	$(719)

	Balance at December 31, 2018	Net Change	Balance at December 31, 2019
	(in thousands)
Net unrealized (loss) gain on investment securities	$(2,348)	$2,870	$522
Net defined benefit pension plan adjustments	(3,005)	(100)	(3,105)
Total	$(5,353)	$2,770	$(2,583)

	2021
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:		(in thousands)
Unrealized gain (loss) on investment securities	$(7,508)	$1,951	$(5,557)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$404	$(102)	$302
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(8)	23
Amortization of actuarial loss (a)	383	(103)	280
Net change	818	(213)	605

Other Comprehensive Income (Loss)	$(6,690)	$1,738	$(4,952)

(a)Included in net periodic pension cost as described in Note 12 – “Employee Benefits and Deferred Compensation Plans”

	2020
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:		(in thousands)
Unrealized gain (loss) on investment securities	$3,201	$(832)	$2,369
Reclassification from accumulated other
comprehensive income for gains (b)	(667)	173	(494)
Net change	2,534	(659)	1,875

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(492)	$128	$(364)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	31	(8)	23
Amortization of actuarial loss (a)	446	(116)	330
Net change	(15)	4	(11)

Other Comprehensive Income (Loss)	$2,519	$(655)	$1,864

(a)Included in net periodic pension cost as described in Note 12 – “Employee Benefits and Deferred Compensation Plans”

(b)Included in Gain on sale of investments in the Consolidated Statement of Income

	2019
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment securities:		(in thousands)
Unrealized gain (loss) on investment securities	$3,875	$(1,005)	$2,870

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$(581)	$212	$(369)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost (a)	32	(9)	23
Amortization of actuarial loss (a)	332	(86)	246
Net change	(217)	117	(100)

Other Comprehensive Income (Loss)	$3,658	$(888)	$2,770

(a)Included in net periodic pension cost as described in Note 12 – “Employee Benefits and Deferred Compensation Plans”

12.EMPLOYEE BENEFITS AND DEFERRED COMPENSATION PLANS

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

Selected Financial Information for the Pension Plan is as follows:

	2021	2020
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$6,837	$6,402
Service cost	-	-
Interest cost	165	200
Assumption change	(297)	631
Actuarial loss (gain)	85	(6)
Benefits paid	(239)	(390)
Benefit obligation at the end of the year	6,551	6,837

Change in plan assets:
Fair value of plan assets at the beginning of year	6,583	6,044
Actual return on plan assets	192	929
Employer contributions	-	-
Benefits paid	(239)	(390)
Fair value of plan assets at the end of year	6,536	6,583

Funded status	$(15)	$(254)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(15)	$(254)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,254	$2,401
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,254	$2,401

Accumulated benefit obligation at year end	$6,551	$6,837

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2021	2020	2019
Discount rate for projected benefit obligation	2.77%	2.42%	3.20%
Discount rate for net periodic pension cost	2.42%	3.20%	4.20%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	5.50%	5.50%	5.50%

The components of net periodic benefit cost consisted of the following:

	2021	2020	2019
	(in thousands)
Service cost	$-	$-	$-
Interest cost	165	200	223
Expected return on plan assets	(356)	(325)	(278)
Net amortization and deferral	100	96	98
Net periodic benefit cost	$(91)	$(29)	$43

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

The Company did not contribute to the Pension Plan in 2021 and expects that it will not contribute to the Pension Plan in 2022.

The expected long-term rate of return on Pension Plan assets assumption was determined based on historical returns earned by equity and fixed income securities, adjusted to reflect future return expectations based on plan targeted asset allocation. Equity and fixed income securities were assumed to earn returns in the ranges of 4.5% to 11% and 4% to 5%, respectively. When these overall return expectations are applied to the Pension Plan’s targeted allocation, the expected rate of return was determined to be 5.50%, which is within the range of expected return. The Company’s management will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will adjust as necessary.

The weighted average asset allocation of the Pension Plan at December 31, 2021 and 2020, the Pension Plan measurement date, was as follows:

Asset Category:	2021	2020
Equity mutual funds	33.81%	30.83%
Fixed income mutual funds	63.40%	67.59%
Cash/Short-term investments	2.79%	1.58%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices. Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is 33% equity investment and 67% fixed income assets and other short term investments and cash equivalents. The investment objective of the allocation in equity investments emphasizes long term capital appreciation. These equity investments are diversified across market capitalization, industries, style and geographical location. The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation. The primary objective of the investment philosophy is capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 20 – Fair Value of Financial Instruments).

	2021	2020
	(in thousands)
Level 1:
Cash	$22	$11
Mutual funds:
Short-term investments:
Money market	160	93
Fixed Income:	4,144	4,450
Equities:
Large cap	920	783
International large cap	1,290	1,246
	$6,536	$6,583

The mutual funds are actively traded with market quotes available on at least a daily basis. Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis increased from 2.42% at December 31, 2020 to 2.77% at December 31, 2021 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2021 are as follows:

(in thousands)
2022	$255
2023	280
2024	328
2025	336
2026	341
Year 2027 - 2031	1,704

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

Selected financial information for the two SERP plans is as follows:

	2021	2020
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$6,148	$5,747
Service cost	148	155
Interest cost	100	151
Actuarial (gain) loss	(357)	472
Benefits paid	(285)	(377)
Benefit obligation at the end of the year	5,754	6,148

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	285	377
Benefits paid	(285)	(377)
Fair value of plan assets at the end of year	-	-

Funded status	$(5,754)	$(6,148)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(5,754)	$(6,148)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,106	$1,746
Prior service cost	31	62
Net amount recognized in equity - pre-tax	$1,137	$1,808

Accumulated benefit obligation at year end	$5,591	$5,920

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2021	2020	2019
Discount rate for projected benefit obligation	2.23%	1.66%	2.72%
Discount rate for net periodic pension cost	1.66%	2.72%	3.84%
Salary scale	3.00%	3.00%	6.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis increased from 1.66% at December 31, 2020 to 2.23% at December 31, 2021 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2021	2020	2019
	(in thousands)
Service cost	$148	$155	$146
Interest cost	100	151	202
Net amortization and deferral	314	381	266
Net periodic benefit cost	$562	$687	$614

Expected benefit payments under the SERP over the next ten years at December 31, 2021 are as follows:

(in thousands)
2022	$408
2023	285
2024	2,750
2025	285
2026	285
Year 2027 - 2031	1,026

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements. Aggregate expense under these plans was approximately $0.2 million in 2021, $0.1 million in 2020, and $0.2 million in 2019. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.9 million at December 31, 2021 and $1.8 million at December 31, 2020.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $34.3 million and $34.0 million at December 31, 2021 and 2020, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Company acquired a deferred compensation plan from FSB during 2020 which requires the Company to make scheduled payments to the participants. At December 31, 2021, this plan consisted of one participant that receives $5 thousand monthly payments through June 2033. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $0.7 million at December 31, 2021.

The Company also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $1.4 million in 2021, $1.2 million in 2020, and $1.0 million in 2019.

13.STOCK-BASED COMPENSATION

At December 31, 2021, the Company had two stock-based compensation plans, which are described below. The compensation cost charged against income for those plans was $0.7 million in 2021, $0.6 million in 2020, and $0.7 million in 2019, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option and restricted stock expense is recorded on a straight-line basis over the requisite service period. In addition, expenses for director stock-based compensation were recognized to reflect $0.2 million in 2021, $0.3 million in 2020, and $0.2 million in 2019, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2019 Long-Term Equity Incentive Plan

Under the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 Plan”) and, prior to the adoption of the 2019 Plan by shareholders in April 2019, under the Company’s 2009 Long-Term Incentive Plan (the “2009 Plan” and together with the 2019 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries. Under the Equity Plans, the Company was authorized to issue up to 603,883 shares of common stock. Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 12 months through 5 years. At December 31, 2021, there were a total of 221,065 shares available for grant under the 2019 Plan. The Company may no longer make grants under the 2009 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2021	2020	2019
Dividend Yield	3.07%	4.55%	2.88%
Expected Life (years)	7.18	7.09	6.96
Expected Volatility	27.54%	26.64%	17.36%
Risk-free Interest Rate	1.51%	0.63%	2.47%
Weighted Average Fair Value	$7.80	$3.41	$5.01

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

Stock options activity for 2021 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2020	244,171	$27.71
Granted	17,040	39.06
Exercised	(26,223)	15.59
Expired	(1,657)	42.10
Forfeited	(688)	39.46
Balance, December 31, 2021	232,643	$29.77	5.55	$2,597

Exercisable, December 31, 2021	160,990	$28.45	4.21	$2,018

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $0.3 million. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2022	$135
2023	50
2024	40
2025	35

Restricted stock award activity for 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	43,264	$33.36
Granted	18,490	34.87
Vested	(20,472)	35.77
Forfeited	(308)	39.89
Balance, December 31, 2021	40,974	$32.79

As of December 31, 2021, there was $0.8 million in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2022	$462
2023	150
2024	119
2025	104

During fiscal years 2021, 2020, and 2019, the following activity occurred under the Company’s plans:

	2021	2020	2019
	(in thousands)
Total intrinsic value of stock options exercised	$488	$206	$770
Total fair value of restricted stock awards vested	$701	$577	$610

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2021, there were 60,811 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date. Under the Purchase Plan, the Company issued 12,166, 19,434, and 11,712 shares to employees in 2021, 2020, and 2019, respectively. Compensation cost is calculated by the value of the 15% discount only. The compensation cost that was charged against income for the Purchase Plan was less than $0.1 million in 2021, 2020, and 2019.

14.INCOME TAXES

The components of the provision for income taxes were as follows:

	2021	2020	2019
	(in thousands)
Current federal tax expense	$4,951	$2,283	$4,639
Current state tax expense	1,412	1,131	1,160
Total current tax expense	6,363	3,414	5,799

Deferred federal tax expense (benefit)	$1,165	$(1,356)	$(513)
Deferred state tax expense (benefit)	355	(496)	(58)
Total deferred tax expense (benefit)	1,520	(1,852)	(571)

Total income tax provision	$7,883	$1,562	$5,228

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$6,704	21%	$2,690	21%	$4,671	21%
Change in taxes resulting from:
Tax-exempt income	(230)	-	(203)	(2)	(213)	(1)
Historic tax credit	(24)	-	(1,643)	(13)	(81)	-
State taxes, net of federal benefit	1,396	4	502	4	870	4
Other items, net	37	-	216	2	(19)	-
Income tax provision	$7,883	25%	$1,562	12%	$5,228	24%

In 2020, the Company recognized significant impact from its investments in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State after the historic structures were placed in service. At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting.  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets. There were no significant historic tax credit transactions during 2021 and 2019.

The following table presents the impact on the results of operations from the Bank’s historic tax credit activity for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019

Loss on tax credit investment	$(30)	$(2,475)	$(158)
Refundable state historic tax credit	21	1,857	115
Income tax benefit	24	1,643	81
Total HTC income	$15	$1,025	$38

At December 31, 2021 and 2020 the components of the net deferred tax asset were as follows:

	2021	2020
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,687	$1,864
Allowance for loan and lease losses	4,744	5,247
Deferred compensation	576	538
Loss on investment in tax credit	135	415
Stock options granted	193	181
State tax credit carryforward	185	180
Lease liabilities	1,353	1,476
State net operating loss	387	316
Net unrealized losses on securities	1,109	-
Deferred loan fees and costs	-	698
Fair value adjustments of business combinations	623	1,071
Other	29	52
Gross deferred tax assets	$11,021	$12,038

Deferred tax liabilities:
Depreciation and amortization	$1,187	$1,635
Right of use assets	1,254	1,369
Prepaid expenses	308	265
Net unrealized gains on securities	-	840
Deferred loan fees and costs	161	-
Mortgage servicing asset	238	238
Other	-	35
Gross deferred tax liabilities	$3,148	$4,382

Net deferred tax asset	$7,873	$7,656

The net deferred tax asset at December 31, 2021 and 2020 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, including assessing all positive and negative evidence and the weight of such evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2021.

Since historic tax credit investments are capital assets for federal income tax purposes, any loss recognized when an investment is ultimately sold will give rise to a capital loss that can only be realized to offset capital gain. As the Company’s ability to generate capital gain is limited, its assessment of the deferred tax asset may warrant the need for a valuation allowance to be recorded if it is determined the asset is more-likely-than-not to not be realized. The expected capital loss includes the projected tax basis after claiming the tax credit, tax losses, and cash distributions. There was no valuation allowance at December 31, 2021 and 2020. While the Company does not typically generate capital gains, during 2020, the Company recognized a capital gain in connection with the sale of property that resulted in a reversal of the valuation allowance on the net deferred tax asset for the investment in historic tax credits.

The state tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019.

There were no accrued penalties and interest at December 31, 2021 and 2020.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. The tax years 2018-2020 remain subject to examination by the IRS. The New York State Department of Taxation & Finance is conducting an examination of the tax years 2018-2020. The Company does not expect any material adverse findings from this examination.

15. REVENUE RECOGNITION OF NON-INTEREST INCOME

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

FCS has signed agreements with insurance companies to perform claims services including investigative and adjustment services related to residential and commercial lines. The performance obligation is for FCS to investigate the insurance claims and inspecting the damage to determine the extent of the insurance company’s liability. FCS is paid based on time and materials expended to investigate the claim. The rates paid are determined in the agreement between FCS and the respective insurance companies. Upon completion of its claims inspection work, FCS bills the insurance company for services rendered and recognizes the revenue earned. FCS discontinued operations on December 31, 2021.

A disaggregation of the total insurance service and other fees at December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in thousands)
Commercial property and casualty insurance commissions	$3,993	$4,023	$4,014
Personal property and casualty insurance commissions	3,288	3,388	3,416
Employee benefits sales commissions	902	1,173	1,136
Profit sharing and contingent revenue	1,198	1,077	1,050
Wealth management and other financial services	638	516	517
Insurance claims services revenue	285	292	453
Other insurance-related revenue	153	141	102
Total insurance service and other fees	$10,457	$10,610	$10,688

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

16.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate outstanding principal balance of loans to such related parties on December 31, 2021 and 2020 was $1.7 million and $3.4 million, respectively. During 2021, there were $2.8 million of advances and new loans to such related parties, and repayments amounted to $4.5 million. Deposits from related parties were $2.6 million and $2.3 million as of December 31, 2021 and 2020, respectively.

17.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)

Commitments to extend credit	$394,953	$359,152
Standby letters of credit	4,636	3,803
Total	$399,589	$362,955

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

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $1.1 million in 2022, $0.9 million 2023, $0.8 million 2024, $0.6 million in 2025, $0.6 million in 2026 and $1.7 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income was $1.1 million in 2021, $1.0 million in 2020, and $0.7 million in 2019.

18.CONCENTRATIONS OF CREDIT

All of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s primary market areas of the Western New York and the Finger Lakes Region of New York State. Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area. The concentrations of credit by type of loan are set forth in Note 4 to these Consolidated Financial Statements, "Loans and the Allowance for Loan Losses." The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

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

The following tables set forth information regarding these segments for the years ended December 31, 2021, 2020, and 2019.

	2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$72,785	$-	$72,785
Credit for loan losses	(1,513)	-	(1,513)
Net interest income after
credit for loan losses	74,298	-	74,298
Insurance service and fees	580	9,877	10,457
Other non-interest income	8,136	254	8,390
Amortization expense	21	516	537
Other non-interest expense	52,843	7,839	60,682
Income before income taxes	30,150	1,776	31,926
Income tax provision	7,421	462	7,883
Net income	$22,729	$1,314	$24,043

	2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$59,793	$(11)	$59,782
Provision for loan losses	5,351	-	5,351
Net interest income (expense) after
provision for loan losses	54,442	(11)	54,431
Insurance service and fees	488	10,122	10,610
Other non-interest income	7,623	4	7,627
Amortization expense	15	518	533
Other non-interest expense	51,322	8,005	59,327
Income before income taxes	11,216	1,592	12,808
Income tax provision	1,143	419	1,562
Net income	$10,073	$1,173	$11,246

	2019
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$52,152	$(97)	$52,055
Provision for loan losses	75	-	75
Net interest income (expense) after
provision for loan losses	52,077	(97)	51,980
Insurance service and fees	480	10,208	10,688
Other non-interest income	7,232	162	7,394
Amortization expense	-	448	448
Other non-interest expense	38,961	8,411	47,372
Income before income taxes	20,828	1,414	22,242
Income tax provision	4,860	368	5,228
Net income	$15,968	$1,046	$17,014

	December 31,	December 31,
	2021	2020
	(in thousands)
Identifiable Assets, Net
Banking activities	$2,192,348	$2,025,498
Insurance agency activities	18,292	18,617
Consolidated Total Assets	$2,210,640	$2,044,115

20.FAIR VALUE OF ASSETS AND LIABILITIES

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a recurring basis at December 31, 2021 and 2020:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$96,818	$-	$96,818
States and political subdivisions	-	6,246	-	6,246
Mortgage-backed securities	-	202,895	-	202,895

December 31, 2020
Securities available-for-sale:
US treasuries and government agencies	$-	$68,098	$-	$68,098
States and political subdivisions	-	7,524	-	7,524
Mortgage-backed securities	-	86,774	-	86,774

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

On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2021 or 2020.

Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a nonrecurring basis at December 31, 2021 and 2020:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2021
Collateral dependent impaired loans	$-	$-	$4,608	$4,608

December 31, 2020
Collateral dependent impaired loans	$-	$-	$7,496	$7,496

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $5.0 million, with an allowance for loan loss of $0.4 million, at December 31, 2021 compared with $8.8 million and $1.3 million, respectively, at December 31, 2020.

At December 31, 2021 and 2020, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$244,785	$244,785	$97,604	$97,604
Level 2:
Available for sale securities	305,959	305,959	162,396	162,396
FHLB and FRB stock	6,084	N/A	5,793	N/A
Level 3:
Held to maturity securities	3,165	3,179	4,204	4,271
Loans, net	1,553,467	1,573,420	1,673,379	1,720,878

Financial liabilities:
Level 1:
Demand deposits	$492,864	$492,864	$436,157	$436,157
NOW deposits	259,908	259,908	230,751	230,751
Savings deposits	1,019,925	1,019,925	825,947	825,947
Level 2:
Securities sold under agreement to
repurchase	4,112	4,112	4,093	4,093
Other borrowed funds	32,879	32,990	44,698	45,547
Subordinated debt	30,974	32,111	30,872	31,394
Level 3:
Time deposits	164,340	164,574	278,554	280,059

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

Pension Plan Assets

Refer to Note 12 to these Consolidated Financial Statements, “Employee Benefits and Deferred Compensation Plans” for the fair value analysis of the Pension Plan assets.

21.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes that as of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were as follows:

	December 31, 2021
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$200,420	13.68%	$65,940	4.5%	$95,247	6.5%

Total Capital
(to Risk Weighted Assets)	$218,740	14.93%	$117,227	8.0%	$146,534	10.0%

Tier I Capital
(to Risk Weighted Assets)	$200,420	13.68%	$87,921	6.0%	$117,227	8.0%

Tier I Capital
(to Average Assets)	$200,420	9.19%	$87,278	4.0%	$109,098	5.0%

	December 31, 2020
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$181,916	12.69%	$64,633	4.5%	$93,358	6.5%

Total Capital
(to Risk Weighted Assets)	$199,863	13.94%	$114,902	8.0%	$143,628	10.0%

Tier I Capital
(to Risk Weighted Assets)	$181,916	12.69%	$86,177	6.0%	$114,902	8.0%

Tier I Capital
(to Average Assets)	$181,916	8.96%	$81,329	4.0%	$101,662	5.0%

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

22.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands)
ASSETS
Cash	$1,864	$1,642
Other assets	478	485
Investment in subsidiaries	213,717	198,873
Total assets	$216,059	$201,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Subordinated debt	$30,974	$30,872
Other liabilities	1,193	1,223
Total liabilities	32,167	32,095

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$183,892	$168,905
Total liabilities and stockholders’ equity	$216,059	$201,000

CONDENSED STATEMENTS OF INCOME

	December 31,
	2021	2020	2019
	(in thousands)
Dividends from subsidiaries	$8,100	$4,500	$4,500
Income	-	-	4
Expenses	(2,565)	(3,290)	(1,323)
Income before equity in undistributed
earnings of subsidiaries	5,535	1,210	3,181
Equity in undistributed earnings of subsidiaries	18,508	10,036	13,833
Net income	$24,043	$11,246	$17,014

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2021	2020	2019
	(in thousands)
Operating Activities:
Net income	$24,043	$11,246	$17,014
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(18,508)	(10,036)	(13,833)
Changes in assets and liabilities affecting cash flow:
Other assets	7	(78)	130
Other liabilities	(30)	(48)	4
Other	361	314	180
Net cash provided by operating activities	5,873	1,398	3,495

Investing Activities:
Investment in subsidiaries	-	(15,000)	-
Net cash used in investing activities	-	(15,000)	-

Financing Activities:
Proceeds from issuance of common stock	890	717	1,178
Cash dividends paid	(6,541)	(5,991)	(5,092)
Proceeds from long-term borrowings	-	20,000	-
Debt issuance cost of long term borrowings	-	(509)	-
Net cash (used in) provided by financing activities	(5,651)	14,217	(3,914)

Net increase (decrease) in cash	222	615	(419)

Cash beginning of year	1,642	1,027	1,446

Cash ending of year	$1,864	$1,642	$1,027

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2021 were effective.

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

Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2021 using the criteria set forth in the report of the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) - Internal Control - Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on the COSO criteria.

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

(c)Changes in Internal Control Over Financial Reporting. No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Delinquent Section 16(a) Reports," “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2022 annual meeting of shareholders to be held on May 3, 2022 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm (Crowe LLP)

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Income - Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020 and 2019

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

10.1	Evans Bancorp, Inc. Dividend Reinvestment Plan, (incorporated by reference to the Company's Registration Statement on Form S-3D (Registration No. 333-249269), as filed on October 2, 2020).
10.2*	Evans Bancorp, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed on March 21, 2013).
10.3*	Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed on April 1, 2009).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2021 and 2020; (ii) Consolidated Statements of Income – years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Comprehensive Income – years ended December 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Cash Flows – years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

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
Date: March 9, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 9, 2022
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2022
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	March 9, 2022
Lee C. Wortham

/s/ Michael A. Battle	Director	March 9, 2022
Michael A. Battle

/s/ James E. Biddle, Jr.	Director	March 9, 2022
James E. Biddle, Jr.

/s/ Jody L. Lomeo	Director	March 9, 2022
Jody L. Lomeo

/s/ Kevin D. Maroney	Director	March 9, 2022
Kevin D. Maroney

/s/ Robert G. Miller, Jr.	Director	March 9, 2022
Robert G. Miller, Jr.

/s/ Kimberley A. Minkel	Director	March 9, 2022
Kimberley A. Minkel

/s/ Christina P. Orsi	Director	March 9, 2022
Christina P. Orsi

/s/ David R. Pfalzgraf, Jr.	Director	March 9, 2022
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 9, 2022
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 9, 2022
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 9, 2022
Thomas H. Waring, Jr.