Form 10-Q
period 2022-03-31
EVANS BANCORP INC
filed 2022-04-29
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,523,536 shares as of April 27, 2022.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2022 AND DECEMBER 31, 2021
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$11,398	$9,856
Interest-bearing deposits at banks	147,277	234,929
Securities:
Available for sale, at fair value (amortized cost: $412,742 at March 31, 2022;	385,936	305,959
$310,228 at December 31, 2021)
Held to maturity, at amortized cost (fair value: $2,976 at March 31, 2022;	3,017	3,165
$3,179 at December 31, 2021)
Federal Home Loan Bank common stock, at cost	2,734	3,045
Federal Reserve Bank common stock, at cost	3,051	3,039
Loans, net of allowance for loan losses of $18,618 at March 31, 2022
and $18,438 at December 31, 2021	1,585,461	1,553,467
Properties and equipment, net of accumulated depreciation of $10,727 at March 31, 2022
and $10,283 at December 31, 2021	17,571	17,789
Goodwill	12,702	12,702
Intangible assets	1,527	1,627
Bank-owned life insurance	34,449	34,295
Operating lease right-of-use asset	4,594	4,826
Other assets	31,017	25,941

TOTAL ASSETS	$2,240,734	$2,210,640

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$528,962	$492,864
NOW	257,475	259,908
Savings	1,051,136	1,019,925
Time	149,243	164,340
Total deposits	1,986,816	1,937,037

Securities sold under agreement to repurchase	6,476	4,112
Other borrowings	26,847	32,879
Operating lease liability	4,965	5,210
Other liabilities	15,428	16,536
Subordinated debt	30,999	30,974
Total liabilities	2,071,531	2,026,748

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; at
March 31, 2022 and December 31, 2021 shares issued and outstanding were
5,519,831 and 5,482,756, respectively	2,762	2,744
Capital surplus	79,396	78,795
Retained earnings	109,366	108,024
Accumulated other comprehensive income (loss), net of tax	(22,321)	(5,671)
Total stockholders' equity	169,203	183,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,240,734	$2,210,640

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Loans	$15,724	$17,066
Interest-bearing deposits at banks	70	16
Securities:
Taxable	1,677	832
Non-taxable	46	56
Total interest income	17,517	17,970
INTEREST EXPENSE
Deposits	568	886
Other borrowings	47	88
Subordinated debt	401	399
Total interest expense	1,016	1,373
NET INTEREST INCOME	16,501	16,597
PROVISION FOR LOAN LOSSES	221	313
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,280	16,284
NON-INTEREST INCOME
Deposit service charges	692	572
Insurance service and fees	2,299	2,502
Bank-owned life insurance	154	163
Interchange fee income	492	490
Other	794	839
Total non-interest income	4,431	4,566
NON-INTEREST EXPENSE
Salaries and employee benefits	9,470	9,044
Occupancy	1,180	1,187
Advertising and public relations	179	263
Professional services	872	959
Technology and communications	1,174	1,264
Amortization of intangibles	100	135
FDIC insurance	270	300
Other	1,215	1,213
Total non-interest expense	14,460	14,365
INCOME BEFORE INCOME TAXES	6,251	6,485
INCOME TAX PROVISION	1,503	1,633
NET INCOME	$4,748	$4,852
Net income per common share-basic	$0.86	$0.89
Net income per common share-diluted	$0.86	$0.89
Weighted average number of common shares outstanding	5,494,782	5,421,837
Weighted average number of diluted shares outstanding	5,547,548	5,463,674

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands)
	Three Months Ended March 31,
	2022	2021

NET INCOME	$4,748	$4,852

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized loss on available-for-sale securities	(16,705)	(3,889)
Defined benefit pension plans:
Amortization of prior service cost	5	6
Amortization of actuarial loss	50	70
Total	55	76
OTHER COMPREHENSIVE LOSS, NET OF TAX	(16,650)	(3,813)
COMPREHENSIVE (LOSS) INCOME	$(11,902)	$1,039

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$168,905
Net Income			4,852		4,852
Other comprehensive income				(3,813)	(3,813)
Cash dividends ($0.60 per common share)			(3,257)		(3,257)
Stock compensation expense		233			233
Issued 8,280 restricted shares, net of forfeitures	4	(4)			-
Issued 9,329 shares in stock option exercises	4	50			54
Balance, March 31, 2021	$2,716	$76,673	$92,117	$(4,532)	$166,974

Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$183,892
Net Income			4,748		4,748
Other comprehensive loss				(16,650)	(16,650)
Cash dividends ($0.62 per common share)			(3,406)		(3,406)
Stock compensation expense		333			333
Issued 18,244 restricted shares, net of forfeitures	9	(9)			-
Issued 18,831 shares in stock option exercises	9	277			286
Balance, March 31, 2022	$2,762	$79,396	$109,366	$(22,321)	$169,203

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands)
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Interest received	$17,088	$17,080
Fees received	5,142	5,183
Interest paid	(1,094)	(1,790)
Cash paid to employees and vendors	(18,781)	(15,000)
Income taxes paid	(1,200)	(187)
Proceeds from sale of loans held for sale	2,957	-
Originations of loans held for sale	(2,815)	-

Net cash provided by operating activities	1,297	5,286

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(109,990)	(40,301)
Proceeds from sales, maturities, calls, and payments	7,726	6,421
Held to maturity securities:
Purchases	(412)	(515)
Proceeds from maturities, calls, and payments	560	45
Additions to properties and equipment	(226)	(233)
Sale of other real estate	-	129
Net increase in loans	(31,622)	(51,764)

Net cash used in investing activities	(133,964)	(86,218)

FINANCING ACTIVITIES:
(Repayments) proceeds from long-term borrowings, net	(5,888)	897
Proceeds (repayments) from short-term borrowings, net	2,364	(2,131)
Net increase in deposits	49,795	100,728
Issuance of common stock	286	54

Net cash provided by financing activities	46,557	99,548

Net (decrease) increase in cash and cash equivalents	(86,110)	18,616

CASH AND CASH EQUIVALENTS:
Beginning of period	244,785	97,604
End of period	$158,675	$116,220

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands)
	Three Months Ended March 31,
	2022	2021

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$4,748	$4,852

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	497	440
Deferred tax expense (benefit)	262	(1,971)
Provision for loan losses	221	313
Loss on sales of assets	-	22
Gain on loans sold	(43)	-
Stock compensation expense	333	233
Proceeds from sale of loans held for sale	2,957	-
Originations of loans held for sale	(2,815)	-
Changes in assets and liabilities affecting cash flow:
Other assets	303	(1,553)
Other liabilities	(5,166)	2,950

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,297	$5,286

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2022 AND 2021

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

The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “10-K”). There have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$154,343	$6	$(11,045)	$143,304
States and political subdivisions	24,850	17	(657)	24,210
Total debt securities	179,193	23	(11,702)	167,514

Mortgage-backed securities:
FNMA	81,656	18	(5,599)	76,075
FHLMC	41,094	6	(3,022)	38,078
GNMA	35,450	4	(2,458)	32,996
SBA	24,710	1	(632)	24,079
CMO	50,639	7	(3,452)	47,194
Total mortgage-backed securities	233,549	36	(15,163)	218,422
Total securities designated as available for sale	$412,742	$59	$(26,865)	$385,936

Held to Maturity:
Debt securities
States and political subdivisions	$3,017	$4	$(45)	$2,976
Total securities designated as held to maturity	$3,017	$4	$(45)	$2,976

	December 31, 2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$99,005	$199	$(2,386)	$96,818
States and political subdivisions	6,150	96	-	6,246
Total debt securities	105,155	295	(2,386)	103,064

Mortgage-backed securities:
FNMA	64,056	222	(1,068)	63,210
FHLMC	38,796	62	(424)	38,434
GNMA	31,814	15	(615)	31,214
SBA	17,919	343	(54)	18,208
CMO	52,488	175	(834)	51,829
Total mortgage-backed securities	205,073	817	(2,995)	202,895
Total securities designated as available for sale	$310,228	$1,112	$(5,381)	$305,959

Held to Maturity:
Debt securities
States and political subdivisions	$3,165	$17	$(3)	$3,179
Total securities designated as held to maturity	$3,165	$17	$(3)	$3,179

Available for sale securities with a total fair value of $320 million and $207 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at March 31, 2022 and December 31, 2021, respectively.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2022 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2022
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$2,033	$2,035
Due after one year through five years	70,017	67,757
Due after five years through ten years	69,044	64,900
Due after ten years	38,099	32,822
	179,193	167,514

Mortgage-backed securities
available for sale	233,549	218,422
Total	$412,742	$385,936

Debt securities held to maturity:

Due in one year or less	$2,093	$2,092
Due after one year through five years	471	458
Due after five years through ten years	384	358
Due after ten years	69	68
Total	$3,017	$2,976

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three month periods ended March 31, 2022 and 2021.

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2022 and December 31, 2021 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the three months ended March 31, 2022 and did not record any OTTI charges during 2021. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2022 and December 31, 2021 is summarized below.

	March 31, 2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$108,767	$(5,589)	$32,533	$(5,456)	$141,300	$(11,045)
States and political subdivisions	20,776	(657)	-	-	20,776	(657)
Total debt securities	129,543	(6,246)	32,533	(5,456)	162,076	(11,702)

Mortgage-backed securities:
FNMA	65,825	(4,779)	7,879	(820)	73,704	(5,599)
FHLMC	34,183	(2,610)	3,320	(412)	37,503	(3,022)
GNMA	29,039	(2,139)	3,709	(319)	32,748	(2,458)
SBA	21,909	(605)	1,164	(27)	23,073	(632)
CMO	40,758	(2,658)	6,122	(794)	46,880	(3,452)
Total mortgage-backed securities	191,714	(12,791)	22,194	(2,372)	213,908	(15,163)
Held to Maturity:
Debt securities:
States and political subdivisions	1,912	(22)	316	(23)	2,228	(45)
Total temporarily impaired
securities	$323,169	$(19,059)	$55,043	$(7,851)	$378,212	$(26,910)

	December 31, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)
States and political subdivisions	-	-	-	-	-	-
Total debt securities	50,381	(884)	27,488	(1,502)	77,869	(2,386)

Mortgage-backed securities:
FNMA	48,008	(903)	2,941	(165)	50,949	(1,068)
FHLMC	35,851	(423)	76	(1)	35,927	(424)
GNMA	30,252	(615)	143	-	30,395	(615)
SBA	2,824	(25)	1,218	(29)	4,042	(54)
CMO	38,313	(833)	25	(1)	38,338	(834)
Total mortgage-backed securities	155,248	(2,799)	4,403	(196)	159,651	(2,995)
Held to Maturity:
Debt securities:
States and political subdivisions	1,782	(3)	-	-	1,782	(3)
Total temporarily impaired
securities	$207,411	$(3,686)	$31,891	$(1,698)	$239,302	$(5,384)

3. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2022	December 31, 2021
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$419,053	$411,060
Commercial and multi-family	764,369	739,761
Construction-Residential	3,839	5,109
Construction-Commercial	94,155	98,012
Home equities	80,579	81,238
Total real estate loans	1,361,995	1,335,180
Commercial and industrial loans	242,271	237,077
Consumer and other loans	662	719
Unaccreted yield adjustments*	(849)	(1,071)
Total gross loans	1,604,079	1,571,905
Allowance for loan losses	(18,618)	(18,438)
Loans, net	$1,585,461	$1,553,467

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

On March 27, 2021 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The outstanding balance of PPP loans of $10 million and $25 million as of March 31, 2022 and December 31, 2021, respectively, are included in commercial and industrial loans. PPP loans did not impact the Company’s allowance for loan losses as a result of the SBA guarantees. Fees collected from the SBA for these loans are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. PPP fees recognized into interest income were $0.5 million and $1.7 million in the three month periods ended March 31, 2022 and 2021, respectively. Unamortized PPP fees were $0.3 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million, respectively. At December 31, 2021, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.8 million. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at March 31, 2022 or December 31, 2021. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans.

There were $585 million and $619 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Company’s FHLMC loan serving portfolio had $67 million in principal balances of residential real estate loans that were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three month periods ending March 31, 2022 and 2021.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. At March 31, 2022, the Company’s FNMA loan servicing portfolio was $61 million in principal balances. In the three month period ended March 31, 2022, the Company sold $2.9 million residential mortgages to FNMA. The Company did not sell any mortgages to FNMA in the three month period ended March 31, 2021.

At March 31, 2022 and December 31, 2021, the Company had loan servicing portfolio principal balances of $128 million and $131 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.1 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 no residential mortgages were held for sale. At December 31, 2021 there were $0.2 million of residential mortgages held for sale.

Disclosures related to the basis for accounting for loans, the method for recognizing interest income on loans, the policy for placing loans on nonaccrual status and the subsequent recording of payments and resuming accrual of interest, the policy for determining past due status, a description of the Company’s accounting policies and methodology used to estimate the allowance for loan losses, the policy for charging-off loans, the accounting policies for impaired loans, the accounting policy for loans acquired in a business combination, and more descriptive information on the Company’s credit risk ratings are all contained in the Notes to the Audited Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

	March 31, 2022
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$63,829	$510,297	$574,126	$158,131
Watch	9,704	185,092	194,796	63,790
Special Mention	14,544	32,393	46,937	11,698
Substandard	6,078	36,587	42,665	8,652
Doubtful/Loss	-	-	-	-
Total	$94,155	$764,369	$858,524	$242,271

	December 31, 2021
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,211	$480,159	$545,370	$152,675
Watch	19,108	182,502	201,610	64,406
Special Mention	7,045	33,219	40,264	10,200
Substandard	6,648	43,881	50,529	9,796
Doubtful/Loss	-	-	-	-
Total	$98,012	$739,761	$837,773	$237,077

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During 2021, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of March 31, 2022, the Company’s hotel loan portfolio totaled approximately $75 million, of which $55 million or 5% of total commercial loans was classified as criticized. Total criticized assets were $110 million at March 31, 2022 and $111 million at the end of the 2021.

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

	March 31, 2022
	(in thousands)
	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance
Commercial and industrial	$230,668	$6,909	$-	$-	$4,694	$242,271
Residential real estate:
Residential	410,466	4,668	481	-	3,438	419,053
Construction	3,839	-	-	-	-	3,839
Commercial real estate:
Commercial	739,677	15,071	96	3,354	6,171	764,369
Construction	88,906	2,112	774	-	2,363	94,155
Home equities	79,577	254	109	-	639	80,579
Consumer and other	658	3	1	-	-	662
Total Loans	$1,553,791	$29,017	$1,461	$3,354	$17,305	$1,604,928

Note: Loan balances do not include $(0.8) million of unaccreted yield adjustments as of March 31, 2022.

	December 31, 2021
	(in thousands)
	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance
Commercial and industrial	$229,724	$1,336	$568	$548	$4,901	$237,077
Residential real estate:
Residential	402,992	3,466	1,563	-	3,039	411,060
Construction	5,109	-	-	-	-	5,109
Commercial real estate:
Commercial	711,481	16,451	6,073	-	5,756	739,761
Construction	93,842	757	-	480	2,933	98,012
Home equities	79,644	627	209	-	758	81,238
Consumer and other	706	9	4	-	-	719
Total Loans	$1,523,498	$22,646	$8,417	$1,028	$17,387	$1,572,976

Note: Loan balances do not include $(1.1) million of unaccreted yield adjustments as of December 31, 2021.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended March 31, 2022 and 2021.

	March 31, 2022
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan	(in thousands)
losses:
Beginning balance	$3,309	$12,367	$54	$2,127	581	$18,438
Charge-offs	(24)	-	(40)	-	-	(64)
Recoveries	17	-	6	-	-	23
Provision (Credit)	386	(88)	24	(10)	(91)	221
Ending balance	$3,688	$12,279	$44	$2,117	$490	$18,618

*Includes construction loans

	March 31, 2021
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan	(in thousands)
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	-	-	(60)	-	-	(60)
Recoveries	21	-	12	-	-	33
Provision (Credit)	(513)	819	60	51	(104)	313
Ending balance	$4,390	$14,068	$57	$1,709	$477	$20,701

* Includes construction loans

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	91	24	-	74	42	231

Collectively evaluated for impairment	3,597	12,255	44	2,043	448	18,387
Total	$3,688	$12,279	$44	$2,117	$490	$18,618

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$786	$-	$786

Individually evaluated for impairment	4,803	11,776	-	3,005	1,068	20,652

Collectively evaluated for impairment	237,468	846,748	662	419,101	79,511	1,583,490
Total	$242,271	$858,524	$662	$422,892	$80,579	$1,604,928

Note: Loan balances do not include $(0.8) million of unaccreted yield adjustments as of March 31, 2022.

* Includes construction loans

	December 31, 2021
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

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At March 31, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$4,709	$5,530	$-	$4,874	$5,712	$-
Residential real estate:
Residential	3,443	3,826	-	3,297	3,654	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,241	9,704	-	8,821	9,338	-
Construction	2,218	2,414	-	1,395	1,499	-
Home equities	959	1,156	-	1,127	1,324	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$20,570	$22,630	$-	$19,514	$21,527	$-

	At March 31, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial and industrial	$94	$97	$91	$154	$158	$100
Residential real estate:
Residential	304	304	74	60	60	9
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	172	197	11	171	717	16
Construction	145	150	13	1,538	1,555	329
Home equities	109	109	42	109	109	41
Consumer and other	-	-	-	-	-	-
Total impaired loans	$824	$857	$231	$2,032	$2,599	$495

	At March 31, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total:
Commercial and industrial	$4,803	$5,627	$91	$5,028	$5,870	$100
Residential real estate:
Residential	3,747	4,130	74	3,357	3,714	9
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	9,413	9,901	11	8,992	10,055	16
Construction	2,363	2,564	13	2,933	3,054	329
Home equities	1,068	1,265	42	1,236	1,433	41
Consumer and other	-	-	-	-	-	-
Total impaired loans	$21,394	$23,487	$231	$21,546	$24,126	$495

		Three months ended March 31, 2022		Three months ended March 31, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial		$5,118	$2	$1,344	$3
Residential real estate:
Residential		3,512	4	4,542	17
Construction		-	-	-	-
Commercial real estate:
Commercial		9,298	70	11,929	12
Construction		2,634	-	1,085	-
Home equities		1,000	5	1,719	2
Consumer and other		-	-	-	-
Total impaired loans		$21,562	$81	$20,619	$34

		Three months ended March 31, 2022		Three months ended March 31, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial		$98	$-	$4,139	$-
Residential real estate:
Residential		304	-	627	-
Construction		-	-	-	-
Commercial real estate:
Commercial		178	-	2,943	-
Construction		146	-	2,528	2
Home equities		109	-	109	-
Consumer and other		-	-	-	-
Total impaired loans		$835	$-	$10,346	$2

		Three months ended March 31, 2022		Three months ended March 31, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial		$5,216	$2	$5,483	$3
Residential real estate:
Residential		3,816	4	5,169	17
Construction		-	-	-	-
Commercial real estate:
Commercial		9,476	70	14,872	12
Construction		2,780	-	3,613	2
Home equities		1,109	5	1,828	2
Consumer and other		-	-	-	-
Total impaired loans		$22,397	$81	$30,965	$36

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	March 31, 2022
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$931	$822	$109	$-
Residential real estate:
Residential	975	622	353	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,242	-	3,242	-
Construction	-	-	-	-
Home equities	442	13	429	-
Consumer and other	-	-	-	-
Total TDR loans	$5,590	$1,457	$4,133	$-

	December 31, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,003	$876	$127	$-
Residential real estate:
Residential	989	627	362	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,236	-	3,236	-
Construction	-	-	-	-
Home equities	490	12	478	-
Consumer and other	-	-	-	-
Total TDR loans	$5,718	$1,515	$4,203	$-

Any TDR that is placed on non-accrual status is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. All of the Company’s restructurings were allowed in an effort to maximize its ability to collect on loans where borrowers were experiencing financial difficulty.

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

In late March 2021, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.

The following tables present TDR activity by the type of concession granted to the borrower for the three month period ended March 31, 2022 and 2021.

	Three months ended March 31, 2022			Three months ended March 31, 2021
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial	-	$-	$-	-	$-	$-
Residential Real Estate & Construction
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:		-	-	-	-	-
Extension of maturity and
interest rate reduction	1	38	38	-	-	-
Consumer and other loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the three month period ended March 31, 2022 and 2021 were not material.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three month period ended March 31, 2022 and 2021, the Company had an average of 52,766 and 41,837 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month period ended March 31, 2022 and 2021 there was an average of 21,560 and 81,770 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three month period ended March 31, 2022 and 2021:

	Balance at December 30, 2021	Net Change	Balance at March 31, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(16,705)	$(19,865)
Net defined benefit pension plan adjustments	(2,511)	55	(2,456)
Total	$(5,671)	$(16,650)	$(22,321)

	Balance at December 31, 2020	Net Change	Balance at March 31, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(3,889)	$(1,492)
Net defined benefit pension plan adjustments	(3,116)	76	(3,040)
Total	$(719)	$(3,813)	$(4,532)

	Three months ended March 31, 2022			Three months ended March 31, 2021
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(22,537)	$5,832	$(16,705)	$(5,253)	$1,364	$(3,889)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	8	(3)	5	8	(2)	6
Amortization of actuarial loss	68	(18)	50	95	(25)	70
Net change	76	(21)	55	103	(27)	76

Other comprehensive loss	$(22,461)	$5,811	$(16,650)	$(5,150)	$1,337	$(3,813)

6. NET PERIODIC BENEFIT COSTS

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month period ended March 31, 2022 and 2021:

	Three months ended March 31,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2022	2021	2022	2021

Service cost	$-	$-	$33	$37
Interest cost	44	41	31	25
Expected return on plan assets	(88)	(89)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	24	24	44	71
Net periodic (benefit) cost	$(20)	$(24)	$116	$141

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

7. REVENUE RECOGNITION OF NON-INTEREST INCOME

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

A disaggregation of the total insurance service and other fees for the three months ended March 31, 2022 and 2021 is provided in the tables below:

	Three months ended March 31,
	2022	2021
	(in thousands)
Commercial property and casualty insurance commissions	$788	$797
Personal property and casualty insurance commissions	723	740
Employee benefits sales commissions	234	244
Profit sharing and contingent revenue	370	402
Wealth management and other financial services	141	180
Insurance claims services revenue	-	81
Other insurance-related revenue	43	58
Total insurance service and other fees	$2,299	$2,502

8. FAIR VALUE MEASUREMENT

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$143,304	$-	$143,304
States and political subdivisions	-	24,210	-	24,210
Mortgage-backed securities	-	218,422	-	218,422

December 31, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$96,818	$-	$96,818
States and political subdivisions	-	6,246	-	6,246
Mortgage-backed securities	-	202,895	-	202,895

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis March 31, 2022 and December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2022
Collateral dependent impaired loans	$-	$-	$3,569	$3,569

December 31, 2021
Collateral dependent impaired loans	$-	$-	$4,608	$4,608

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $3.7 million, with an allowance for loan loss of $0.1 million, at March 31, 2022 compared with $5.0 million and $0.4 million, respectively, at December 31, 2021.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$158,675	$158,675	$244,785	$244,785
Level 2:
Available for sale securities	385,936	385,936	305,959	305,959
FHLB and FRB stock	5,785	N/A	6,084	N/A
Level 3:
Held to maturity securities	3,017	2,976	3,165	3,179
Loans, net	1,585,461	1,543,612	1,553,467	1,573,420

Financial liabilities:
Level 1:
Demand deposits	$528,962	$528,962	$492,864	$492,864
NOW deposits	257,475	257,475	259,908	259,908
Savings deposits	1,051,136	1,051,136	1,019,925	1,019,925
Level 2:
Securities sold under agreement to
repurchase	6,476	6,476	4,112	4,112
Other borrowed funds	26,847	26,398	32,879	32,990
Subordinated debt	30,999	31,107	30,974	32,111
Level 3:
Time deposits	149,243	149,386	164,340	164,574

9. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month period ended March 31, 2022 and 2021.

	Three months ended March 31, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$16,501	$-	$16,501
Provision for loan losses	221	-	221
Net interest income after
provision for loan losses	16,280	-	16,280
Insurance service and fees	139	2,160	2,299
Other non-interest income	2,132	-	2,132
Amortization expense	5	95	100
Other non-interest expense	12,502	1,858	14,360
Income before income taxes	6,044	207	6,251
Income tax provision	1,449	54	1,503
Net income	$4,595	$153	$4,748

	Three months ended March 31, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$16,600	$(3)	$16,597
Provision for loan losses	313	-	313
Net interest income (expense) after
provision for loan losses	16,287	(3)	16,284
Insurance service and fees	164	2,338	2,502
Other non-interest income	2,064	-	2,064
Amortization expense	5	130	135
Other non-interest expense	12,213	2,017	14,230
Income before income taxes	6,297	188	6,485
Income tax provision	1,584	49	1,633
Net income	$4,713	$139	$4,852

10. CONTINGENT LIABILITIES AND COMMITMENTS

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

	March 31,	December 31,
	2022	2021
	(in thousands)

Commitments to extend credit	$372,964	$394,953
Standby letters of credit	4,353	4,636
Total	$377,317	$399,589

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2022 or during 2021.

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

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures – This ASU eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the CECL model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". The Company intends to adopt ASU 2022-02 effective January 1, 2023.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended March 31, 2021 as well as the trailing quarter ended December 31, 2021. Information with respect to the trailing quarter ended December 31, 2021 is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2021. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

The more significant areas in which management of the Company applies critical assumptions and estimates includes the allowance for loan losses.

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

In estimating the ALLL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ALLL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact on the ALLL allocated to the total commercial loan portfolio was between a reduction of $11.7 million and an increase of $9.9 million at March 31, 2022. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2022 in estimation of the ALLL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ALLL prove to be incorrect, the ALLL may not be sufficient to cover actual loan losses and an increase to the ALLL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ALLL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.6 billion at March 31, 2022 and December 31, 2021 compared with $1.7 billion at March 31, 2021. The year-over-year decrease is primarily due to a decrease in PPP loan balances. PPP loan balances, included in commercial and industrial loans, decreased $227 million since March 31, 2021. PPP loans totaled $10 million at March 31, 2022, compared with $25 million at December 31, 2021 and $237 million at March 31, 2021. Excluding the decrease of PPP loans, commercial and industrial loans increased $19 million year-over-year. Residential mortgages and commercial real estate loans increased year-over-year by $42 million and $19 million, respectively.

Loans secured by real estate were $1.4 billion at March 31, 2022, compared with $1.3 billion at December 31, 2021 and March 31, 2021. Residential real estate loans were $423 million at March 31, 2022, $7 million or 2% higher than at December 31, 2021, and $42 million or 11% higher than at March 31, 2021. The increase in residential real estate loans reflects management’s decision to retain the majority of residential mortgages within our loan portfolio. Commercial real estate loans, including construction loans, were $859 million at March 31, 2022, $21 million or 2% higher than the balance at December 31, 2021, and $19 million or 2% higher than the balance at March 31, 2021. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the first quarter of 2022, residential mortgage originations were $22 million compared with the previous quarter’s originations of $25 million and $32 million in the first quarter of 2021. The decrease in residential mortgage originations as compared to the prior year is primarily due to customers refinancing at lower interest rates during the first quarter of 2021. The Company sold $3 million of residential mortgages during the first three months of 2022 compared with $1 million during the fourth quarter of 2021. The Company did not sell any residential mortgages during the first three months of 2021. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $242 million at March 31, 2022, representing a $5 million or 2% increase from December 31, 2021, but a $209 million or 46% decrease from March 31, 2021. The decrease from prior year period is primarily the result of SBA forgiveness of PPP loans as the program approaches it conclusion. A total of $298 million of PPP loans were originated during the program, of which $95 million were originated during 2021. As of March 31, 2022, a total of $288 million of the PPP loans have been forgiven by the SBA, including $15 million that was forgiven during the first three months of 2022. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $21 million, or 1.29% of total loans outstanding at March 31, 2022, compared with $18 million, or 1.17% of total loans outstanding, as of December 31, 2021 and $29 million, or 1.66% of total loans outstanding, as of March 31, 2021. The decrease in non-performing loans from the first quarter of 2021 was primarily due to three separate commercial real estate loans totaling $8 million that were paid off during 2021.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $110 million at March 31, 2022, a $1 million decrease from $111 million at December 31, 2021, and a $44 million decrease from $154 million at March 31, 2021. The Company continues to classify loans to clients within the hotel industry as criticized given their level of seasonality and ongoing challenges during the COVID-19 pandemic. As of March 31, 2022, the Company’s hotel loan portfolio was $75 million, or approximately 7% of total commercial loans, of which $55 million of these loans are classified as criticized. The Company continues to monitor each client in that industry including on-going conversations with the borrowers. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $18.6 million or 1.16% of total loans outstanding at March 31, 2022, compared with $18.4 million or 1.17% of total loans outstanding as of December 31, 2021 and $20.7 million or 1.18% of total loans outstanding at March 31, 2021. The Company recorded a $0.2 million provision for loan losses in the first quarter of 2022, compared with $0.4 million the fourth quarter of 2021, and $0.3 million during in the first quarter of 2021. First quarter of 2022 provision for loan losses reflects loan growth, partially offset by a reduction in specific reserves.

Investing Activities

Total investment securities were $389 million at March 31, 2022, compared with $309 million at December 31, 2021 and $195 million at March 31, 2021. The increases reflect the use of excess cash balances. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $147 million at March 31, 2022 compared to $235 million at December 31, 2021, and $106 million at March 31, 2021. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 26% of average interest-earning assets in the first quarter of 2022, compared with 25% in the fourth quarter of 2021 and 13% in the first quarter of 2021.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 56%, 66% and 57% of total investment securities at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Tax-advantaged debt securities issued by state and political subdivisions was 2%, 3% and 6% of the total securities portfolio at March 31, 2022, December 31, 2021, and March 31, 2021, respectively. The concentration in U.S. government-sponsored agency bonds was 37% of the total securities portfolio as of March 31, 2022 compared with 31% of the total securities portfolio at December 31, 2021 and 37% at March 31, 2021.

The total net unrealized loss position of the available-for-sale investment portfolio was $26.8 million at March 31, 2022, compared with a net unrealized gain position of $4.3 million at December 31, 2021 and $2.0 million at March 31, 2021. The securities in an unrealized loss position at the end of the first quarter of 2022 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2022 were $2.0 billion, a $50 million or 3% increase from December 31, 2021, and a $115 million or 6% increase from March 31, 2021. The increase from March 31, 2021 largely reflects an increase in commercial deposits related to the second round of PPP loans and an increase in consumer deposits from government stimulus payments and lower consumer spending. Specifically, the increase from prior year reflects increases in commercial savings of $54 million or 28%, total demand deposits of $43 million or 9%, municipal savings deposits of $41 million or 20%, consumer savings deposits of $31 million or 6%, and total NOW deposits of $19 million or 8%. These increases were offset by a decrease in time deposits of $73 million or 33%. Average demand deposits were $512 million in the first quarter of 2022, a 1% decrease from $515 million in the fourth quarter of 2021, but a 10% increase from $465 million in the first quarter of 2021.

The Company had $27 million in other borrowings at March 31, 2022, compared with $33 million at December 31, 2021 and $42 million at March 31, 2021. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at March 31, 2022.

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

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,566,716	$15,724	4.07%	$1,706,325	$17,066	4.06%
Taxable securities	347,123	1,677	1.96%	168,699	832	2.00%
Tax-exempt securities	10,807	46	1.73%	11,774	56	1.93%
Interest bearing deposits at banks	178,729	70	0.16%	76,651	16	0.08%

Total interest-earning assets	2,103,375	$17,517	3.38%	1,963,449	$17,970	3.71%

Non interest-earning assets:
Cash and due from banks	13,302			17,338
Premises and equipment, net	17,698			19,210
Other assets	79,316			78,652
Total Assets	$2,213,691			$2,078,649

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$252,965	$56	0.09%	$230,627	$76	0.13%
Savings	1,024,447	344	0.14%	866,991	421	0.20%
Time deposits	156,534	168	0.44%	246,120	389	0.64%
Other borrowed funds	29,280	45	0.62%	42,767	86	0.82%
Subordinated debt	30,984	401	5.25%	30,883	399	5.24%
Securities sold U/A to repurchase	4,890	2	0.17%	4,634	2	0.18%
Total interest-bearing liabilities	1,499,100	$1,016	0.27%	1,422,022	$1,373	0.39%
Noninterest-bearing liabilities:
Demand deposits	512,118			464,579
Other	20,897			23,031
Total liabilities	$2,032,115			$1,909,632
Stockholders' equity	181,576			169,017
Total Liabilities and Equity	$2,213,691			$2,078,649
Net interest income		$16,501			$16,597
Net interest margin			3.18%			3.43%
Interest rate spread			3.11%			3.32%

(1) Included in interest earned on loans were PPP loan fees of $0.5 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Other loan fees included in interest earned were not material during the three months ended March 31, 2022 and 2021.

Net Income

Net income was $4.7 million, or $0.86 per diluted share, in the first quarter of 2022, compared with $5.9 million, or $1.06 per diluted share, in the fourth quarter of 2021 and $4.9 million, or $0.89 per diluted share, in last year’s first quarter. The change from prior quarter was largely due to lower net interest income impacted by reduced PPP fees earned during the first quarter of 2022. In addition, fourth quarter of 2021 included higher interest income recognized on non-accrual loan payoffs and higher amortization of fair value marks on acquired loans.

Return on average equity was 10.46% for the first quarter of 2022, compared with 12.98% in the fourth quarter of 2021 and 11.48% in the first quarter of 2021.

Other Results of Operations – Quarterly Comparison

Net interest income decreased $3.2 million, or 16%, from the sequential fourth quarter, but was relatively flat when compared with prior-year first quarter. The decrease reflected lower PPP fees of $1.9 million, amortization of fair value marks on acquired loans of $0.8 million, and interest recognized on the payoff of non-accrual loans of $0.7 million in the fourth quarter. The decrease in PPP fees reflects the deceleration in the rate of loan forgiveness as the program approaches its conclusion. PPP fees recognized in interest income were $0.5 million in the first quarter of 2022, $2.4 million in the fourth quarter of 2021 and $1.7 million in the first quarter of 2021. Interest expense remained relatively flat from the prior quarter as the Company continued to effectively manage rates on deposits.

First quarter net interest margin of 3.18% decreased 56 basis points from the fourth quarter of 2021 and 25 basis points from the first quarter of 2021. The yield on loans decreased 79 basis points compared with the fourth quarter of 2021 but remained relatively flat compared with the first quarter of 2021. The cost of interest-bearing liabilities decreased to 0.27% compared with 0.28% in the fourth quarter of 2021 and 0.39% in the first quarter of 2021.

The $0.2 million provision for loan losses in the current quarter was due to loan growth, partially offset by a reduction in specific reserves.

Non-interest income was $4.4 million in the first quarter of 2022, compared with $4.7 million in the fourth quarter of 2021 and $4.6 million in the prior year first quarter. The decrease from the sequential fourth quarter is due to a $0.3 million benefit recognized during the fourth quarter of 2021 relating to the reversal of an earnout in connection with a small 2020 insurance agency acquisition. In addition, the Company recognized a $0.2 million gain on a bank-owned life insurance claim during the fourth quarter of 2021. Offsetting these decreases was $0.2 million of insurance service and fee revenue reflecting higher profit-sharing revenue. The decrease from prior year first quarter was due to the discontinued operations of our insurance claims services business and decreased profit-sharing revenue.

Non-interest expenses of $14.5 million in the first quarter of 2022 decreased $1.8 million or 11% when compared with the fourth quarter of 2021 and were relatively flat from last year’s first quarter. The primary components of the decrease from the sequential fourth quarter were a decrease of $0.8 million or 8% in salaries and employee benefits and a $0.7 million or 37% decrease in other expenses. Fourth quarter of 2021 salaries and employee benefits expense included a $0.7 million increase in incentive expense. Included in other expenses during the fourth quarter of 2021 were $0.4 million in philanthropic contributions, $0.1 million loss on disposal of assets and $0.1 million of impairment charges. There were no comparable expenses during the first quarter of 2022.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 69.1% in the first quarter of 2022, 66.8% in the fourth quarter of 2021, and 67.9% in the first quarter of 2021. The Company’s non-GAAP efficiency ratio, excluding amortization expense, gains and losses from investment securities, and merger-related expenses, was 68.6% compared with 66.2% in the fourth quarter of 2021 and 67.2% in last year’s first quarter.

Income tax expense was $1.5 million, for an effective tax rate of 24.0%, in the first quarter of 2022 compared with 23.4% in the fourth quarter of 2021 and 25.2% in last year’s first quarter.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 8.57% at March 31, 2022 and December 31, 2021, compared with 8.19% at March 31, 2021. Book value per share was $30.65 at March 31, 2022, compared with $33.54 at December 31, 2021 and $30.76 at March 31, 2021.

On February 15, 2022, the Company declared a cash dividend of $0.62 per common share, which was paid on April 5, 2022. The semi-annual dividend represented a $0.02, or 3% increase from the previous semi-annual dividend paid in October 2021.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at March 31, 2022 and December 31, 2021 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of March 31, 2022, advances of up to $406 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of March 31, 2022, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2022, approximately 1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 19% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 56% of the investment portfolio at March 31, 2022, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at March 31, 2022, the Company had net short-term liquidity of $665 million as compared with $724 million at December 31, 2021. Available assets of $538 million, divided by public and purchased funds of $422 million, resulted in a long-term liquidity ratio of 127% at March 31, 2022, compared with 153% at December 31, 2021.

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
	(in thousands)

	March 31, 2022	December 31, 2021
Changes in interest rates
+200 basis points	$(318)	$1,375
+100 basis points	2,824	3,569

-100 basis points	(1,620)	(2,183)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A. Part I of the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (2)
January 2022:
January 1, 2022 - January 31, 2022	-	$-	-	300,000
February 2022:
February 1, 2022 - February 28, 2022	-	$-	-	300,000
March 2022:
March 1, 2022 - March 31, 2022	3,099	$38.95	-	300,000
Total:	3,099	$38.95	-	300,000

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

(2)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2021 Repurchase Program as of March 31, 2022 was 300,000.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2022 and December 31, 2021; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2022 and 2021; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2022 and 2021; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2022 and 2021; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

April 29, 2022

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

April 29, 2022

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)