Form 10-Q
period 2022-06-30
EVANS BANCORP INC
filed 2022-07-29
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,508,663 shares as of July 26, 2022.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND DECEMBER 31, 2021
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$10,570	$9,856
Interest-bearing deposits at banks	88,190	234,929
Securities:
Available for sale, at fair value (amortized cost: $438,669 at June 30, 2022;	395,620	305,959
$310,228 at December 31, 2021)
Held to maturity, at amortized cost (fair value: $7,619 at June 30, 2022;	7,702	3,165
$3,179 at December 31, 2021)
Federal Home Loan Bank common stock, at cost	2,774	3,045
Federal Reserve Bank common stock, at cost	3,059	3,039
Loans, net of allowance for loan losses of $18,819 at June 30, 2022
and $18,438 at December 31, 2021	1,595,015	1,553,467
Properties and equipment, net of accumulated depreciation of $10,852 at June 30, 2022
and $10,283 at December 31, 2021	17,282	17,789
Goodwill	12,702	12,702
Intangible assets	1,427	1,627
Bank-owned life insurance	34,614	34,295
Operating lease right-of-use asset	4,363	4,826
Other assets	35,036	25,941
TOTAL ASSETS	$2,208,354	$2,210,640

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$550,079	$492,864
NOW	265,181	259,908
Savings	1,015,511	1,019,925
Time	137,561	164,340
Total deposits	1,968,332	1,937,037
Securities sold under agreement to repurchase	5,070	4,112
Other borrowings	22,934	32,879
Operating lease liability	4,721	5,210
Other liabilities	13,598	16,536
Subordinated debt	31,024	30,974
Total liabilities	2,045,679	2,026,748

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,532,458 and 5,482,756 shares issued at
June 30, 2022 and December 31, 2021, respectively, and 5,508,663 and 5,482,756 shares outstanding at
June 30, 2022 and December 31, 2021, respectively.	2,769	2,744
Capital surplus	80,072	78,795
Treasury stock, at cost, 23,795 and 0 shares at June 30, 2022 and
December 31, 2021, respectively	(849)	-
Retained earnings	114,982	108,024
Accumulated other comprehensive income (loss), net of tax	(34,299)	(5,671)
Total stockholders' equity	162,675	183,892
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,208,354	$2,210,640

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2022	2021
INTEREST INCOME
Loans	$16,828	$18,513
Interest-bearing deposits at banks	226	19
Securities:
Taxable	1,984	988
Non-taxable	59	56
Total interest income	19,097	19,576
INTEREST EXPENSE
Deposits	580	736
Other borrowings	42	86
Subordinated debt	423	404
Total interest expense	1,045	1,226
NET INTEREST INCOME	18,052	18,350
PROVISION (CREDIT) FOR LOAN LOSSES	267	(760)
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	17,785	19,110
NON-INTEREST INCOME
Deposit service charges	703	607
Insurance service and fees	2,567	2,657
Bank-owned life insurance	171	172
Interchange fee income	539	547
Other	632	435
Total non-interest income	4,612	4,418
NON-INTEREST EXPENSE
Salaries and employee benefits	9,436	9,365
Occupancy	1,131	1,177
Advertising and public relations	438	405
Professional services	843	989
Technology and communications	1,237	1,432
Amortization of intangibles	100	135
FDIC insurance	250	279
Other	1,349	1,394
Total non-interest expense	14,784	15,176
INCOME BEFORE INCOME TAXES	7,613	8,352
INCOME TAX PROVISION	1,879	2,039
NET INCOME	$5,734	$6,313
Net income per common share-basic	$1.04	$1.16
Net income per common share-diluted	$1.03	$1.15
Weighted average number of common shares outstanding	5,512,741	5,434,803
Weighted average number of diluted shares outstanding	5,550,436	5,489,420

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2022	2021
INTEREST INCOME
Loans	$32,552	$35,579
Interest-bearing deposits at banks	296	35
Securities:
Taxable	3,661	1,820
Non-taxable	105	112
Total interest income	36,614	37,546
INTEREST EXPENSE
Deposits	1,148	1,622
Other borrowings	89	174
Subordinated debt	824	803
Total interest expense	2,061	2,599
NET INTEREST INCOME	34,553	34,947
PROVISION (CREDIT) FOR LOAN LOSSES	488	(447)
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	34,065	35,394
NON-INTEREST INCOME
Deposit service charges	1,395	1,179
Insurance service and fees	4,866	5,159
Bank-owned life insurance	325	335
Interchange fee income	1,031	1,037
Other	1,426	1,274
Total non-interest income	9,043	8,984
NON-INTEREST EXPENSE
Salaries and employee benefits	18,906	18,409
Occupancy	2,311	2,364
Advertising and public relations	617	668
Professional services	1,715	1,948
Technology and communications	2,411	2,696
Amortization of intangibles	200	270
FDIC insurance	520	579
Other	2,564	2,607
Total non-interest expense	29,244	29,541
INCOME BEFORE INCOME TAXES	13,864	14,837
INCOME TAX PROVISION	3,382	3,672
NET INCOME	$10,482	$11,165
Net income per common share-basic	$1.90	$2.06
Net income per common share-diluted	$1.89	$2.04
Weighted average number of common shares outstanding	5,503,811	5,428,356
Weighted average number of diluted shares outstanding	5,548,533	5,477,567

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands)
	Three Months Ended June 30,
	2022	2021

NET INCOME	$5,734	$6,313
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:	(12,033)	1,722
Defined benefit pension plans:
Amortization of prior service cost	5	5
Amortization of actuarial loss	50	70
Total	55	75
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(11,978)	1,797
COMPREHENSIVE (LOSS) INCOME	$(6,244)	$8,110

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands)
	Six Month Ended June
	2022	2021

NET INCOME	$10,482	$11,165
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities	(28,738)	(2,167)
Defined benefit pension plans:
Amortization of prior service cost	10	11
Amortization of actuarial loss	100	140
Total	110	151
OTHER COMPREHENSIVE LOSS, NET OF TAX	(28,628)	(2,016)
COMPREHENSIVE (LOSS) INCOME	$(18,146)	$9,149

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, March 31, 2021	$2,716	$76,673	$92,117	$(4,532)	$-	$166,974
Net Income			6,313			6,313
Other comprehensive income				1,797		1,797
Stock compensation expense		201				201
Forfeitures 309 shares of restricted stock						-
Issued 4,611 shares under Dividend Reinvestment Plan	3	152				155
Issued 6,443 shares in Employee Stock Purchase Plan	3	200				203
Issued 3,753 shares in stock option exercises	2	44				46
Balance, June 30, 2021	$2,724	$77,270	$98,430	$(2,735)	$-	$175,689

Balance, March 31, 2022	$2,762	$79,396	$109,366	$(22,321)	$-	$169,203
Net Income			5,734			5,734
Other comprehensive loss				(11,978)		(11,978)
Cash dividends			(3)			(3)
Stock compensation expense		291				291
Issued 3,705 shares under Dividend Reinvestment Plan	2	141				143
Issued 6,902 shares in Employee Stock Purchase Plan	4	195				199
Reissued 6,660 restricted shares in stock option exercises			(115)		249	134
Issued 2,020 shares in stock option exercises	1	49				50
Repurchased 29,269 shares of common stock					(1,098)	(1,098)
Forfeitures 1,186 shares of restricted stock						-
Balance, June 30, 2022	$2,769	$80,072	$114,982	$(34,299)	$(849)	$162,675

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$-	$168,905
Net Income			11,165			11,165
Other comprehensive loss				(2,016)		(2,016)
Cash dividends ($0.60 per common share)			(3,257)			(3,257)
Stock compensation expense		434				434
Issued 7,971 restricted shares, net of forfeitures	4	(4)				-
Issued 4,611 shares under Dividend Reinvestment Plan	3	152				155
Issued 6,443 shares in Employee Stock Purchase Plan	3	200				203
Issued 13,082 shares in stock option exercises	6	94				100
Balance, June 30, 2021	$2,724	$77,270	$98,430	$(2,735)	$-	$175,689

Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			10,482			10,482
Other comprehensive loss				(28,628)		(28,628)
Cash dividends ($0.62 per common share)			(3,409)			(3,409)
Stock compensation expense		624				624
Issued 18,244 restricted shares	9	(9)				-
Issued 20,851 shares in stock option exercises	10	326				336
Repurchased 29,269 shares of common stock					(1,098)	(1,098)
Reissued 6,660 restricted shares in stock option exercises			(115)		249	134
Forfeitures 1,186 shares of restricted stock						-
Reissued 3,705 shares through Dividend
Reinvestment Program	2	141				143
Issued 6,902 shares in Employee Stock
Purchase Plan	4	195				199
Balance, June 30, 2022	$2,769	$80,072	$114,982	$(34,299)	$(849)	$162,675

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands)
	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Interest received	$35,332	$34,739
Fees received	9,236	9,511
Interest paid	(2,301)	(3,381)
Cash paid to employees and vendors	(32,005)	(29,182)
Income taxes paid	(1,801)	(3,884)
Proceeds from sale of loans held for sale	3,529	-
Originations of loans held for sale	(3,368)	(134)
Net cash provided by operating activities	8,622	7,669
INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(144,413)	(88,822)
Proceeds from sales, maturities, calls, and payments	16,198	16,532
Held to maturity securities:
Purchases	(5,825)	(1,250)
Proceeds from maturities, calls, and payments	1,288	2,082
Proceeds from bank-owned life insurance claims	378	-
Additions to properties and equipment	(388)	(535)
Proceeds from tax credit investment	56	-
Sale of other real estate	-	129
Net (increase) decrease in loans	(40,854)	829
Net cash used in investing activities	(173,560)	(71,035)
FINANCING ACTIVITIES:
Repayments from long-term borrowings, net	(9,672)	(2,766)
Proceeds from short-term borrowings, net	958	295
Net increase in deposits	31,322	112,714
Dividends paid	(3,409)	(3,257)
Repurchase of treasury stock	(1,098)	-
Issuance of common stock	678	458
Reissuance of treasury stock	134	-
Net cash provided by financing activities	18,913	107,444
Net (decrease) increase in cash and cash equivalents	(146,025)	44,078

CASH AND CASH EQUIVALENTS:
Beginning of period	244,785	97,604
End of period	$98,760	$141,682

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands)
	Six Months Ended June 30,
	2022	2021

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$10,482	$11,165
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	890	927
Deferred tax expense (benefit)	329	(155)
Provision (credit) for loan losses	488	(447)
Loss on sales of assets	-	22
Gain on loans sold	(62)	-
Stock compensation expense	624	434
Proceeds from sale of loans held for sale	3,529	-
Originations of loans held for sale	(3,368)	(134)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,267)	(4,340)
Other liabilities	(2,023)	197
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,622	$7,669

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

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

The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “10-K”). There have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$166,484	$7	$(16,534)	$149,957
States and political subdivisions	23,676	10	(998)	22,688
Total debt securities	190,160	17	(17,532)	172,645

Mortgage-backed securities:
FNMA	78,044	4	(9,191)	68,857
FHLMC	48,272	35	(4,801)	43,506
GNMA	41,528	-	(4,352)	37,176
SBA	23,918	-	(1,238)	22,680
CMO	56,747	44	(6,035)	50,756
Total mortgage-backed securities	248,509	83	(25,617)	222,975

Total securities designated as available for sale	$438,669	$100	$(43,149)	$395,620

Held to Maturity:
Debt securities
States and political subdivisions	$7,702	$-	$(83)	$7,619

Total securities designated as held to maturity	$7,702	$-	$(83)	$7,619

	December 31, 2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$99,005	$199	$(2,386)	$96,818
States and political subdivisions	6,150	96	-	6,246
Total debt securities	105,155	295	(2,386)	103,064

Mortgage-backed securities:
FNMA	64,056	222	(1,068)	63,210
FHLMC	38,796	62	(424)	38,434
GNMA	31,814	15	(615)	31,214
SBA	17,919	343	(54)	18,208
CMO	52,488	175	(834)	51,829
Total mortgage-backed securities	205,073	817	(2,995)	202,895

Total securities designated as available for sale	$310,228	$1,112	$(5,381)	$305,959

Held to Maturity:
Debt securities
States and political subdivisions	$3,165	$17	$(3)	$3,179

Total securities designated as held to maturity	$3,165	$17	$(3)	$3,179

Available for sale securities with a total fair value of $275 million and $207 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at June 30, 2022 and December 31, 2021, respectively.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2022 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2022
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$6,856	$6,830
Due after one year through five years	78,891	75,395
Due after five years through ten years	70,423	63,453
Due after ten years	33,990	26,967
	190,160	172,645
Mortgage-backed securities
available for sale	248,509	222,975
Total	$438,669	$395,620

Debt securities held to maturity:

Due in one year or less	$6,770	$6,754
Due after one year through five years	514	492
Due after five years through ten years	349	309
Due after ten years	69	64
Total	$7,702	$7,619

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and six month periods ended June 30, 2022 and 2021.

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2022 and December 31, 2021 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the six month period ended June 30, 2022 and did not record any OTTI charges during 2021. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2022 and December 31, 2021 is summarized below.

	June 30, 2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$114,660	$(8,836)	$30,292	$(7,698)	$144,952	$(16,534)
States and political subdivisions	19,891	(998)	-	-	19,891	(998)
Total debt securities	134,551	(9,834)	30,292	(7,698)	164,843	(17,532)
Mortgage-backed securities:
FNMA	61,186	(7,994)	7,416	(1,197)	68,602	(9,191)
FHLMC	36,433	(4,215)	3,050	(586)	39,483	(4,801)
GNMA	30,915	(3,418)	6,174	(934)	37,089	(4,352)
SBA	21,678	(1,218)	1,002	(20)	22,680	(1,238)
CMO	36,694	(4,811)	5,842	(1,224)	42,536	(6,035)
Total mortgage-backed securities	186,906	(21,656)	23,484	(3,961)	210,390	(25,617)
Held to Maturity:
Debt securities:
States and political subdivisions	4,050	(83)	-	-	4,050	(83)
Total temporarily impaired
securities	$325,507	$(31,573)	$53,776	$(11,659)	$379,283	$(43,232)

	December 31, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)
States and political subdivisions	-	-	-	-	-	-
Total debt securities	50,381	(884)	27,488	(1,502)	77,869	(2,386)
Mortgage-backed securities:
FNMA	48,008	(903)	2,941	(165)	50,949	(1,068)
FHLMC	35,851	(423)	76	(1)	35,927	(424)
GNMA	30,252	(615)	143	-	30,395	(615)
SBA	2,824	(25)	1,218	(29)	4,042	(54)
CMO	38,313	(833)	25	(1)	38,338	(834)
Total mortgage-backed securities	155,248	(2,799)	4,403	(196)	159,651	(2,995)
Held to Maturity:
Debt securities:
States and political subdivisions	1,782	(3)	-	-	1,782	(3)
Total temporarily impaired
securities	$207,411	$(3,686)	$31,891	$(1,698)	$239,302	$(5,384)

3. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2022	December 31, 2021
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$424,950	$411,060
Commercial and multi-family	764,593	739,761
Construction-Residential	4,459	5,109
Construction-Commercial	100,902	98,012
Home equities	82,614	81,238
Total real estate loans	1,377,518	1,335,180
Commercial and industrial loans	236,022	237,077
Consumer and other loans	930	719
Unaccreted yield adjustments*	(636)	(1,071)
Total gross loans	1,613,834	1,571,905
Allowance for loan losses	(18,819)	(18,438)
Loans, net	$1,595,015	$1,553,467

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

During 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The outstanding balance of PPP loans of $4 million and $25 million as of June 30, 2022 and December 31, 2021, respectively, is included in commercial and industrial loans. PPP loans did not impact the Company’s allowance for loan losses as a result of the SBA guarantees. Fees collected from the SBA for these loans are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness or sale of a PPP loan, unamortized fees are then recognized into interest income. PPP fees recognized into interest income in the three and six month periods ended June 30, 2022 were $0.2 million and $0.7 million, respectively compared with $2.5 million and $4.2 million in the three and six month periods ended June 30, 2021, respectively. Unamortized PPP fees were less than $0.1 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million, respectively. At December 31, 2021, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.8 million. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2022 or December 31, 2021. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans.

There were $545 million and $619 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Company’s FHLMC loan serving portfolio had $64 million in principal balances of residential real estate loans that were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three month or six month periods ending June 30, 2022 and 2021.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. At June 30, 2022, the Company’s FNMA loan servicing portfolio was $59 million in principal balances. In the three month and six month periods ended June 30, 2022, the Company sold $0.6 million and $3.5 million, respectively, of residential mortgages to FNMA. The Company did not sell any mortgages to FNMA in the three and six month periods ended June 30, 2021.

At June 30, 2022 and December 31, 2021, the Company had loan servicing portfolio principal balances of $123 million and $131 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.1 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 no residential mortgages were held for sale. At December 31, 2021 there were $0.2 million of residential mortgages held for sale.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

	June 30, 2022
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$64,039	$538,861	$602,900	$161,762
Watch	17,332	155,004	172,336	56,550
Special Mention	14,443	30,153	44,596	8,439
Substandard	5,088	40,575	45,663	9,271
Doubtful/Loss	-	-	-	-
Total	$100,902	$764,593	$865,495	$236,022

	December 31, 2021
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,211	$480,159	$545,370	$152,675
Watch	19,108	182,502	201,610	64,406
Special Mention	7,045	33,219	40,264	10,200
Substandard	6,648	43,881	50,529	9,796
Doubtful/Loss	-	-	-	-
Total	$98,012	$739,761	$837,773	$237,077

The Company continues to evaluate its loan portfolio in response to the economic impact of the COVID-19 pandemic on its clients. During 2020, the Company identified a well-defined weakness in the hotel industry and classified the loans to clients within that industry as substandard. As of June 30, 2022, the Company’s hotel loan portfolio totaled approximately $74 million, of which $54 million or 5% of total commercial loans was classified as criticized. Total criticized assets were $108 and $111 million at June 30, 2022 and at the end of the 2021, respectively.

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

	June 30, 2022
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$231,598	$90	$-	$-	$4,334	$236,022
Residential real estate:
Residential	419,469	-	1,322	554	3,605	424,950
Construction	4,459	-	-	-	-	4,459
Commercial real estate:
Commercial	754,063	-	231	-	10,299	764,593
Construction	98,277	-	-	1,253	1,372	100,902
Home equities	81,783	239	-	-	592	82,614
Consumer and other	916	12	2	-	-	930
Total Loans	$1,590,565	$341	$1,555	$1,807	$20,202	$1,614,470

Note: Loan balances do not include $(0.6) million of unaccreted yield adjustments as of June 30, 2022.

	December 31, 2021
	(in thousands)
	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance
Commercial and industrial	$229,724	$1,336	$568	$548	$4,901	$237,077
Residential real estate:
Residential	402,992	3,466	1,563	-	3,039	411,060
Construction	5,109	-	-	-	-	5,109
Commercial real estate:
Commercial	711,481	16,451	6,073	-	5,756	739,761
Construction	93,842	757	-	480	2,933	98,012
Home equities	79,644	627	209	-	758	81,238
Consumer and other	706	9	4	-	-	719
Total Loans	$1,523,498	$22,646	$8,417	$1,028	$17,387	$1,572,976

Note: Loan balances do not include $(1.1) million of unaccreted yield adjustments as of December 31, 2021.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended June 30, 2022 and 2021.

	Three months ended June 30, 2022
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$3,688	$12,279	$44	$2,117	$490	$18,618
Charge-offs	(7)	-	(27)	(55)	-	(89)
Recoveries	19	-	4	-	-	23
Provision	14	26	49	102	76	267
Ending balance	$3,714	$12,305	$70	$2,164	$566	$18,819

*Includes construction loans

	Three months ended June 30, 2021
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$4,390	$14,068	$57	$1,709	$477	$20,701
Charge-offs	-	-	(31)	-	-	(31)
Recoveries	22	-	10	-	-	32
Provision (Credit)	(622)	(143)	22	(15)	(2)	(760)
Ending balance	$3,790	$13,925	$58	$1,694	$475	$19,942

* Includes construction loans

The following tables present the activity in the allowance for loan losses according to portfolio segment for the six month periods ended June 30, 2022 and 2021.

	Six months ended June 30, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(31)	-	(67)	(55)	-	(153)
Recoveries	36	-	10	-	-	46
Provision (Credit)	400	(62)	73	92	(15)	488
Ending balance	$3,714	$12,305	$70	$2,164	$566	$18,819

*Includes construction loans

	Six months ended June 30, 2021
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	-	-	(91)	-	-	(91)
Recoveries	43	-	22	-	-	65
Provision (Credit)	(1,135)	676	82	36	(106)	(447)
Ending balance	$3,790	$13,925	$58	$1,694	$475	$19,942

*Includes construction loans

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	89	7	-	65	66	227

Collectively evaluated for impairment	3,625	12,298	70	2,099	500	18,592
Total	$3,714	$12,305	$70	$2,164	$566	$18,819

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$718	$-	$718

Individually evaluated for impairment	4,433	14,453	-	3,237	981	23,104

Collectively evaluated for impairment	231,589	851,042	930	425,454	81,633	1,590,648
Total	$236,022	$865,495	$930	$429,409	$82,614	$1,614,470

Note: Loan balances do not include $(0.6) million of unaccreted yield adjustments as of June 30, 2022.

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

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At June 30, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$2,744	$3,557	$-	$4,874	$5,712	$-
Residential real estate:
Residential	3,669	4,066	-	3,297	3,654	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	12,909	13,354	-	8,821	9,338	-
Construction	1,373	1,499	-	1,395	1,499	-
Home equities	840	998	-	1,127	1,324	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$21,535	$23,474	$-	$19,514	$21,527	$-

	At June 30, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial and industrial	$1,689	$1,727	$89	$154	$158	$100
Residential real estate:
Residential	245	245	65	60	60	9
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	171	197	7	171	717	16
Construction	-	-	-	1,538	1,555	329
Home equities	141	158	66	109	109	41
Consumer and other	-	-	-	-	-	-
Total impaired loans	$2,246	$2,327	$227	$2,032	$2,599	$495

	At June 30, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total:
Commercial and industrial	$4,433	$5,284	$89	$5,028	$5,870	$100
Residential real estate:
Residential	3,914	4,311	65	3,357	3,714	9
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	13,080	13,551	7	8,992	10,055	16
Construction	1,373	1,499	-	2,933	3,054	329
Home equities	981	1,156	66	1,236	1,433	41
Consumer and other	-	-	-	-	-	-
Total impaired loans	$23,781	$25,801	$227	$21,546	$24,126	$495

		Three months ended June 30, 2022		Three months ended June 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial		$2,834	$2	$1,071	$-
Residential real estate:
Residential		3,534	8	3,593	9
Construction		-	-	-	-
Commercial real estate:
Commercial		10,185	107	13,671	51
Construction		1,377	-	1,278	-
Home equities		787	5	1,444	2
Consumer and other		-	-	-	-
Total impaired loans		$18,717	$122	$21,057	$62

		Three months ended June 30, 2022		Three months ended June 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial		$1,774	$-	$5,082	$-
Residential real estate:
Residential		245	-	814	-
Construction		-	-	-	-
Commercial real estate:
Commercial		171	-	-	-
Construction		-	-	2,211	-
Home equities		142	-	109	-
Consumer and other		-	-	-	-
Total impaired loans		$2,332	$-	$8,216	$-

		Three months ended June 30, 2022		Three months ended June 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial		$4,608	$2	$6,153	$-
Residential real estate:
Residential		3,779	8	4,407	9
Construction		-	-	-	-
Commercial real estate:
Commercial		10,356	107	13,671	51
Construction		1,377	-	3,489	-
Home equities		929	5	1,553	2
Consumer and other		-	-	-	-
Total impaired loans		$21,049	$122	$29,273	$62

		Six months ended June 30, 2022		Six months ended June 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial		$2,896	$4	$1,123	$3
Residential real estate:
Residential		3,440	12	4,508	26
Construction		-	-	-	-
Commercial real estate:
Commercial		9,076	177	13,238	63
Construction		1,383	-	1,076	-
Home equities		775	10	1,657	4
Consumer and other		-	-	-	-
Total impaired loans		$17,570	$203	$21,602	$96

		Six months ended June 30, 2022		Six months ended June 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial		$1,775	$-	$4,830	$26
Residential real estate:
Residential		163	-	710	1
Construction		-	-	-	-
Commercial real estate:
Commercial		172	-	-	-
Construction		-	-	2,372	2
Home equities		142	-	109	-
Consumer and other		-	-	-	-
Total impaired loans		$2,252	$-	$8,021	$29

		Six months ended June 30, 2022		Six months ended June 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial		$4,671	$4	$5,953	$29
Residential real estate:
Residential		3,603	12	5,218	27
Construction		-	-	-	-
Commercial real estate:
Commercial		9,248	177	13,238	63
Construction		1,383	-	3,448	2
Home equities		917	10	1,766	4
Consumer and other		-	-	-	-
Total impaired loans		$19,822	$203	$29,623	$125

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	June 30, 2022
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,327	$1,228	$99	$-
Residential real estate:
Residential	917	567	350	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	2,782	-	2,782	-
Construction	-	-	-	-
Home equities	402	13	389	-
Consumer and other	-	-	-	-
Total TDR loans	$5,428	$1,808	$3,620	$-

	December 31, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,003	$876	$127	$-
Residential real estate:
Residential	989	627	362	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,236	-	3,236	-
Construction	-	-	-	-
Home equities	490	12	478	-
Consumer and other	-	-	-	-
Total TDR loans	$5,718	$1,515	$4,203	$-

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

During 2020, federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.

The following tables present TDR activity by the type of concession granted to the borrower for the three month and six month periods ended June 30, 2022 and 2021.

	Three months ended June 30, 2022			Three months ended June 30, 2021
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:	-	$-	$-	-	$-	$-
Extension of maturity	1	461	461	-	-	-
Residential Real Estate & Construction
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities		-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Other	-	-	-	-	-	-

	Six months ended June 30, 2022			Six months ended June 30, 2021
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:	-	$-	$-	-	$-	$-
Extension of maturity	1	461	461	-	-	-
Residential Real Estate & Construction:
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	1	38	38	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the three month and six month periods ended June 30, 2022 and 2021 were not material.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and six month periods ended June 30, 2022 the Company had an average of 37,695 and 44,722 dilutive shares outstanding, respectively. For the three and six month periods ended June 30, 2021 the Company had an average of 54,617 and 49,211 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. There was an average of 56,430 potentially anti-dilutive shares outstanding for the three and six month periods ended June 30, 2022 that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2022 and 2021:

	Balance at March 31, 2022	Net Change	Balance at June 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(19,865)	$(12,033)	$(31,898)
Net defined benefit pension plan adjustments	(2,456)	55	(2,401)
Total	$(22,321)	$(11,978)	$(34,299)

	Balance at March 31, 2021	Net Change	Balance at June 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$(1,492)	$1,722	$230
Net defined benefit pension plan adjustments	(3,040)	75	(2,965)
Total	$(4,532)	$1,797	$(2,735)

	Balance at December 31, 2021	Net Change	Balance at June 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(28,738)	$(31,898)
Net defined benefit pension plan adjustments	(2,511)	110	(2,401)
Total	$(5,671)	$(28,628)	$(34,299)

	Balance at December 31, 2020	Net Change	Balance at June 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(2,167)	$230
Net defined benefit pension plan adjustments	(3,116)	151	(2,965)
Total	$(719)	$(2,016)	$(2,735)

	Three months ended June 30, 2022			Three months ended June 30, 2021
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$(16,243)	$4,210	$(12,033)	$2,324	$(602)	$1,722

Defined benefit pension plan
adjustments:
Amortization of prior service cost	8	(3)	5	8	(3)	5
Amortization of actuarial loss	67	(17)	50	95	(25)	70
Net change	75	(20)	55	103	(28)	75

Other comprehensive (loss) income	$(16,168)	$4,190	$(11,978)	$2,427	$(630)	$1,797

	Six months ended June 30, 2022			Six months ended June 30, 2021
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(38,780)	$10,042	$(28,738)	$(2,929)	$762	$(2,167)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	16	(6)	10	16	(5)	11
Amortization of actuarial loss	135	(35)	100	190	(50)	140
Net change	151	(41)	110	206	(55)	151

Other comprehensive loss	$(38,629)	$10,001	$(28,628)	$(2,723)	$707	$(2,016)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2022 and 2021:

	Three months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2022	2021	2022	2021

Service cost	$-	$-	$33	$38
Interest cost	45	40	31	25
Expected return on plan assets	(88)	(88)	-	-
Amortization of prior service cost	-	-	8	8
Amortization of the net loss	23	24	44	71
Net periodic (benefit) cost	$(20)	$(24)	$116	$142

	Six months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2022	2021	2022	2021

Service cost	$-	$-	$66	$75
Interest cost	89	81	62	50
Expected return on plan assets	(176)	(177)	-	-
Amortization of prior service cost	-	-	16	16
Amortization of the net loss	47	48	88	142
Net periodic (benefit) cost	$(40)	$(48)	$232	$283

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

A disaggregation of the total insurance service and other fees for the three and six months ended June 30, 2022 and 2021 is provided in the tables below:

	Three months ended June 30,
	2022	2021
	(in thousands)
Commercial property and casualty insurance commissions	$1,031	$1,025
Personal property and casualty insurance commissions	930	921
Employee benefits sales commissions	209	217
Profit sharing and contingent revenue	191	217
Wealth management and other financial services	179	167
Insurance claims services revenue	-	78
Other insurance-related revenue	27	32
Total insurance service and other fees	$2,567	$2,657

	Six months ended June 30,
	2022	2021
	(in thousands)
Commercial property and casualty insurance commissions	$1,819	$1,822
Personal property and casualty insurance commissions	1,653	1,661
Employee benefits sales commissions	443	461
Profit sharing and contingent revenue	561	619
Wealth management and other financial services	320	347
Insurance claims services revenue	-	159
Other insurance-related revenue	70	90
Total insurance service and other fees	$4,866	$5,159

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$149,957	$-	$149,957
States and political subdivisions	-	22,688	-	22,688
Mortgage-backed securities	-	222,975	-	222,975

December 31, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$96,818	$-	$96,818
States and political subdivisions	-	6,246	-	6,246
Mortgage-backed securities	-	202,895	-	202,895

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis June 30, 2022 and December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2022
Collateral dependent impaired loans	$-	$-	$4,743	$4,743

December 31, 2021
Collateral dependent impaired loans	$-	$-	$4,608	$4,608

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $4.9 million, with an allowance for loan loss of $0.2 million, at June 30, 2022 compared with $5.0 million and $0.4 million, respectively, at December 31, 2021.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$98,760	$98,760	$244,785	$244,785
Level 2:
Available for sale securities	395,620	395,620	305,959	305,959
FHLB and FRB stock	5,833	N/A	6,084	N/A
Level 3:
Held to maturity securities	7,702	7,619	3,165	3,179
Loans, net	1,595,015	1,545,095	1,553,467	1,573,420

Financial liabilities:
Level 1:
Demand deposits	$550,079	$550,079	$492,864	$492,864
NOW deposits	265,181	265,181	259,908	259,908
Savings deposits	1,015,511	1,015,511	1,019,925	1,019,925
Level 2:
Securities sold under agreement to
repurchase	5,070	5,070	4,112	4,112
Other borrowed funds	22,934	22,399	32,879	32,990
Subordinated debt	31,024	31,308	30,974	32,111
Level 3:
Time deposits	137,561	137,259	164,340	164,574

9. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2022 and 2021.

	Three months ended June 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$18,052	$-	$18,052
Provision for loan losses	267	-	267
Net interest income after
provision for loan losses	17,785	-	17,785
Insurance service and fees	169	2,398	2,567
Other non-interest income	2,045	-	2,045
Amortization expense	5	95	100
Other non-interest expense	12,885	1,799	14,684
Income before income taxes	7,109	504	7,613
Income tax provision	1,748	131	1,879
Net income	$5,361	$373	$5,734

	Three months ended June 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$18,353	$(3)	$18,350
Provision (credit) for loan losses	(760)	-	(760)
Net interest income (expense) after
provision for loan losses	19,113	(3)	19,110
Insurance service and fees	151	2,506	2,657
Other non-interest income	1,757	4	1,761
Amortization expense	5	130	135
Other non-interest expense	13,008	2,033	15,041
Income before income taxes	8,008	344	8,352
Income tax provision	1,950	89	2,039
Net income	$6,058	$255	$6,313

	Six months ended June 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$34,553	$-	$34,553
Provision for loan losses	488	-	488
Net interest income (expense) after
provision for loan losses	34,065	-	34,065
Insurance service and fees	308	4,558	4,866
Other non-interest income	4,177	-	4,177
Amortization expense	10	190	200
Other non-interest expense	25,387	3,657	29,044
Income before income taxes	13,153	711	13,864
Income tax provision	3,197	185	3,382
Net income	$9,956	$526	$10,482

	Six months ended June 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$34,953	$(6)	$34,947
Provision (credit) for loan losses	(447)	-	(447)
Net interest income (expense) after
provision for loan losses	35,400	(6)	35,394
Insurance service and fees	315	4,844	5,159
Other non-interest income	3,821	4	3,825
Amortization expense	10	260	270
Other non-interest expense	25,221	4,050	29,271
Income before income taxes	14,305	532	14,837
Income tax provision	3,534	138	3,672
Net income	$10,771	$394	$11,165

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

	June 30,	December 31,
	2022	2021
	(in thousands)

Commitments to extend credit	$405,219	$394,953
Standby letters of credit	6,018	4,636
Total	$411,237	$399,589

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2022 or during 2021.

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold. The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company has contracted with a third-party software vendor to assist with the development of the Bank’s approach for determining expected credit losses under the new guidance. The Company is actively working on preliminary test calculations, data validation, as well as process and procedural documentation. While the total impact of CECL to the Company’s financial statements is unknown at this time, the Company recognizes it may be material. On October 16, 2019, the FASB affirmed its decision to amend the effective date for the amendments in CECL for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is allowed for fiscal years beginning after December 15, 2018. The Company intends to adopt CECL effective January 1, 2023.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; the effects of the COVID-19 pandemic, including the effects of government responses, changes in consumer behavior, and supply chain interruptions; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended June 30, 2021 as well as the trailing quarter ended March 31, 2022 and balances as of December 31, 2021. Information with respect to the trailing quarter ended March 31, 2022 is included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC.

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

In estimating the ALLL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ALLL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact on the ALLL allocated to the total commercial loan portfolio was between a reduction of $12.0 million and an increase of $9.8 million at June 30, 2022. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2022 in estimation of the ALLL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ALLL prove to be incorrect, the ALLL may not be sufficient to cover actual loan losses and an increase to the ALLL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ALLL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.6 billion at June 30, 2022 and December 31, 2021 compared with $1.7 billion at June 30, 2021. The year-over-year decrease is primarily due to a decrease in PPP loan balances. PPP loan balances, included in commercial and industrial loans, decreased $142 million since June 30, 2021. PPP loans totaled $4 million at June 30, 2022, compared with $25 million at December 31, 2021 and $146 million at June 30, 2021. Excluding the decrease of PPP loans, commercial and industrial loans increased $13 million year-over-year. Residential mortgages and commercial real estate loans increased year-over-year by $34 million and $6 million, respectively.

Loans secured by real estate were $1.4 billion at June 30, 2022, compared with $1.3 billion at December 31, 2021 and June 30, 2021. Residential real estate loans, including construction loans, were $429 million at June 30, 2022, $13 million or 3% higher than at December 31, 2021, and $34 million or 9% higher than at June 30, 2021. The increase in residential real estate loans reflects management’s decision to retain the majority of residential mortgages within our loan portfolio. Commercial real estate loans, including construction loans, were $865 million at June 30, 2022, $28 million or 3% higher than the balance at December 31, 2021, and $6 million or 1% higher than the balance at June 30, 2021.

In the second quarter of 2022, residential mortgage originations were $18 million compared with the previous quarter’s originations of $22 million and $33 million in the second quarter of 2021. The Company originated $40 million in residential mortgages in the first six months of 2022, compared with $65 million in the first six months of 2021. The decrease in residential mortgage originations as compared to the prior year is primarily due to customers refinancing at lower interest rates during the first six months of 2021. The Company sold $0.6 million of residential mortgages during the second quarter of 2022 compared with $2.9 million during the first quarter of 2022. During the first six months of 2022 the Company sold $3.5 million of residential mortgages. The Company did not sell any residential mortgages during the first six months of 2021. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $236 million at June 30, 2022, representing a $1 million or less than 1% decrease from December 31, 2021, and a decrease of $129 million or 35% from June 30, 2021. The decrease from prior year period is primarily the result of $142 million in SBA forgiveness of PPP loans as the program approaches conclusion. A total of $298 million of PPP loans were originated during the program, of which $95 million were originated during 2021. As of June 30, 2022, a total of $294 million of the PPP loans have been forgiven by the SBA, including $6 million that was forgiven during the second quarter of 2022. A total of $21 million has been forgiven during the first six months of 2022. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $22 million, or 1.36% of total loans outstanding at June 30, 2022, compared with $18 million, or 1.17% of total loans outstanding, as of December 31, 2021 and $24 million, or 1.43% of total loans outstanding, as of June 30, 2021. The increase in non-performing loans since the end of last year was primarily due to one commercial real estate loan of $5.5 million that moved to non-accrual status during the second quarter of 2022.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $108 million at June 30, 2022, a $3 million decrease from $111 million at December 31, 2021, and a $38 million decrease from $146 million at June 30, 2021. The Company continues to classify loans to clients within the hotel industry as criticized given their level of seasonality and ongoing challenges as a result of the COVID-19 pandemic. As of June 30, 2022, the Company’s hotel loan portfolio was $74 million, or approximately 7% of total commercial loans, of which $54 million of these loans are classified as criticized. The Company continues to monitor each client in that industry including on-going conversations with the borrowers. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $18.8 million or 1.17% of total loans outstanding at June 30, 2022, compared with $18.4 million or 1.17% of total loans outstanding as of December 31, 2021 and $19.9 million or 1.17% of total loans outstanding at June 30, 2021. The Company recorded a $0.3 million provision for loan losses in the second quarter of 2022, compared with $0.2 million the first quarter of 2022, and a credit of $0.8 million during the second quarter of 2021. Second quarter of 2022 provision for loan losses was primarily due to the change in economic trends.

Investing Activities

Total investment securities were $403 million at June 30, 2022, compared with $309 million at December 31, 2021 and $234 million at June 30, 2021. The increases reflect the use of excess cash balances. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $88 million at June 30, 2022 compared to $235 million at December 31, 2021, and $127 million at June 30, 2021. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 24% of average interest-earning assets in the second quarter of 2022, compared with 26% in the first quarter of 2022 and 15% in the second quarter of 2021.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 55%, 66% and 61% of total investment securities at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Tax-advantaged debt securities issued by state and political subdivisions was 2%, 3% and 4% of the total securities portfolio at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The concentration in U.S. government-sponsored agency bonds was 37%, 31% and 35% of the total securities portfolio as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

The total net unrealized loss position of the available-for-sale investment portfolio was $43.0 million at June 30, 2022, compared with net unrealized gains of $4.3 million at December 31, 2021 and $0.3 million at June 30, 2021. The securities in an unrealized loss position at the end of the second quarter of 2022 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2022 were $2.0 billion, a $31 million or 2% increase from December 31, 2021, and an $85 million or 4% increase from June 30, 2021. The increase from June 30, 2021 largely reflects the acquisition of new commercial deposit customers. Specifically, the increase from prior year reflects increases in total demand deposits of $63 million or 13%, commercial savings of $42 million or 21%, consumer savings deposits of $21 million or 4%, municipal savings deposits of $12 million or 6%, and total NOW deposits of $4 million or 2%. These increases were offset by a decrease in time deposits of $58 million or 30%. Average demand deposits were $543 million in the second quarter of 2022, a 6% increase from $512 million in the first quarter of 2022, and a 10% increase from $494 million in the second quarter of 2021.

The Company had $23 million in other borrowings at June 30, 2022, compared with $33 million at December 31, 2021 and $41 million at June 30, 2021. This represents long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) that were acquired in the FSB acquisition. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were no overnight borrowings at June 30, 2022.

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

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,591,971	$16,828	4.24%	$1,718,507	$18,513	4.32%
Taxable securities	382,512	1,984	2.08%	205,798	988	1.93%
Tax-exempt securities	9,859	59	2.40%	10,336	56	2.17%
Interest bearing deposits at banks	111,457	226	0.81%	97,168	19	0.08%
Total interest-earning assets	2,095,799	$19,097	3.65%	2,031,809	$19,576	3.86%

Non interest-earning assets:
Cash and due from banks	14,219			20,017
Premises and equipment, net	17,511			19,012
Other assets	84,472			80,363
Total Assets	$2,212,001			$2,151,201

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$258,197	$56	0.09%	$246,565	$70	0.11%
Savings	1,020,004	348	0.14%	928,375	391	0.17%
Time deposits	143,677	176	0.49%	210,287	275	0.52%
Other borrowed funds	25,321	40	0.63%	41,291	84	0.82%
Subordinated debt	31,010	423	5.47%	30,908	404	5.24%
Securities sold U/A to repurchase	6,872	2	0.12%	4,851	2	0.17%
Total interest-bearing liabilities	1,485,081	$1,045	0.28%	1,462,277	$1,226	0.34%

Noninterest-bearing liabilities:
Demand deposits	542,827			493,734
Other	17,562			23,682
Total liabilities	$2,045,470			$1,979,693
Stockholders' equity	166,531			171,508
Total Liabilities and Equity	$2,212,001			$2,151,201
Net interest income		$18,052			$18,350
Net interest margin			3.45%			3.62%
Interest rate spread			3.37%			3.52%

(1) Included in interest earned on loans were PPP loan fees of $0.2 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively. Other loan fees included in interest earned were not material during the three months ended June 30, 2022 and 2021.

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,579,413	$32,552	4.16%	$1,712,450	$35,579	4.19%
Taxable securities	364,915	3,661	2.02%	187,351	1,820	1.96%
Tax-exempt securities	10,331	105	2.05%	11,051	112	2.04%
Interest bearing deposits at banks	144,907	296	0.41%	86,967	35	0.08%
Total interest-earning assets	2,099,566	$36,614	3.52%	1,997,819	$37,546	3.79%

Non interest-earning assets:
Cash and due from banks	13,763			18,684
Premises and equipment, net	17,604			19,110
Other assets	81,909			79,512
Total Assets	$2,212,842			$2,115,125

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$255,595	$112	0.09%	$238,640	$147	0.12%
Regular savings	1,022,214	692	0.14%	897,853	812	0.18%
Time deposits	150,070	344	0.46%	228,105	663	0.59%
Other borrowed funds	27,289	85	0.63%	42,025	168	0.81%
Subordinated debt	30,997	824	5.36%	30,896	803	5.24%
Securities sold U/A to repurchase	5,887	4	0.14%	4,743	6	0.26%
Total interest-bearing liabilities	1,492,052	$2,061	0.28%	1,442,262	$2,599	0.36%

Noninterest-bearing liabilities:
Demand deposits	527,558			479,237
Other	19,220			23,357
Total liabilities	$2,038,830			$1,944,856
Stockholders' equity	174,012			170,269
Total Liabilities and Equity	$2,212,842			$2,115,125
Net interest income		$34,553			$34,947
Net interest margin			3.32%			3.53%
Interest rate spread			3.24%			3.43%

(1) Included in interest earned on loans were PPP loan fees of $0.7 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively. Other loan fees included in interest earned were not material during the six months ended June 30, 2022 and 2021.

Net Income

Net income was $5.7 million, or $1.03 per diluted share, in the second quarter of 2022, compared with $4.7 million, or $0.86 per diluted share, in the first quarter of 2022 and $6.3 million, or $1.15 per diluted share, in last year’s second quarter. The increase from the sequential first quarter was largely due to higher net interest income. The change from prior year largely reflected lower PPP fees and a sizable credit in provision for loan losses during the prior year period.

Return on average equity was 13.77% for the second quarter of 2022, compared with 10.46% in the first quarter of 2022 and 14.72% in the second quarter of 2021.

Other Results of Operations – Quarterly Comparison

Net interest income increased $1.6 million, or 9%, from the sequential first quarter, but decreased $0.3 million when compared with prior-year second quarter. The increase from the first quarter of 2022 reflected higher interest income on loans of $1.1 million as a result of higher average balances and the Federal Reserve’s increase of the fed funds rate by 150 basis points since the beginning of 2022. Also contributing was higher interest income on securities of $0.3 million reflecting a $35 million increase in average balances during the second quarter of 2022. The decrease from the prior year period reflected lower interest income on loans of $1.7 million, including a decrease in PPP fees of $2.3 million partially offset by increases in interest income on investment securities of $1.0 million, interest bearing deposits at banks of $0.2 million and lower interest expense of $0.2 million. The decrease in PPP fees reflects the deceleration in the rate of remaining loan forgiveness as the program approaches its conclusion. PPP fees recognized in interest income were $0.2 million in the second quarter of 2022, $0.5 million in the first quarter of 2022 and $2.5 million in the second quarter of 2021.

Second quarter net interest margin of 3.45% increased 27 basis points from the first quarter of 2022 but decreased 17 basis points from the second quarter of 2021. The yield on loans increased 17 basis points compared with the first quarter of 2022 but decreased 8 basis points compared with the second quarter of 2021. The cost of interest-bearing liabilities was 0.28% in the second quarter of 2022 compared with 0.27% in the first quarter of 2022 and 0.34% in the second quarter of 2021.

The $0.3 million provision for loan losses in the current quarter was primarily due to a change in economic trends.

Non-interest income was $4.6 million in the second quarter of 2022, compared with $4.4 million in the first quarter of 2022 and the prior year second quarter. The increase from the sequential first quarter reflects seasonally higher policy renewals for institutional clients. The increase from prior year’s second quarter was largely due to movements in the fair value of mortgage servicing rights.

Non-interest expenses of $14.8 million in the second quarter of 2022 increased $0.3 million or 2% when compared with the first quarter of 2022 but decreased $0.4 million or 3% from last year’s second quarter. The increase from the first quarter of 2022 was due to seasonal marketing campaigns during the second quarter of 2022. The decrease from the second quarter of 2021 is primarily due to lower COVID related technology and communication expense. Salaries and employee benefits expense remained consistent when compared with prior periods. Salaries and employee benefits comprised 64% of total non-interest expense.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 65.2% in the second quarter of 2022, 69.1% in the first quarter of 2022, and 66.7% in the second quarter of 2021.

Income tax expense was $1.9 million, for an effective tax rate of 24.7%, in the second quarter of 2022 compared with 24.0% in the first quarter of 2022 and 24.4% in last year’s second quarter.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $34.6 million for the first six months of 2022, a $0.4 million or 1% decrease from the first six months of 2021.  The decrease in net interest income is attributable to a $3.5 million reduction in PPP fees earned during the first six months of 2022 compared to prior year period.  Partially offsetting the decrease were higher interest income on investment securities of $1.8 million, interest-bearing deposits at banks of $0.3 million and lower total interest expense of $0.5 million. Average investment securities increased $177 million during the first six months of 2022 when compared to the prior year period. At June 30, 2022 total PPP loans that have not yet received SBA forgiveness was $3.5 million. SBA PPP fees are deferred and amortized into interest income over the contractual period of the loan. Upon SBA forgiveness, unamortized fees are then recognized into interest income. The Company recognized $0.7 million of amortized PPP loan fees in interest income during the six months ended June 30, 2022, compared with $4.2 million during the prior year period.

The Company’s net interest margin of 3.32% in the first six months of 2022 was 21 basis points lower than the margin in the first six months of 2021, largely reflecting changes in the composition of the Company’s earning assets.   The yield on average interest-earning assets decreased 27 basis points from 3.79% to 3.52%. Average loan yields decreased 3 basis points from 4.19% to 4.16%, reflecting the reduction of PPP fees earned since the prior year, partially offset by the Federal Reserve’s increase of fed funds rate during 2022.  The cost of interest-bearing liabilities was 0.28% in the first six months of 2022, 8 basis points lower than during the first six months of 2021.   The rate paid on average time deposits decreased from 0.59% in the first half of 2021 to 0.46% during the first six months of 2022.

The Company recorded $0.5 million provision for loan loss in the six month period ended June 30, 2022, compared with $0.4 million release of allowance for loan losses in the six month period ended June 30, 2021 which resulted from improved macroeconomic trends recognized during the first six months of 2021. While the full impact of COVID-19 on future financial results is uncertain, the Company continues to monitor the potential impact on the ability of some clients to meet their borrowing obligations.

Non-interest income for the first six months of 2022 and 2021 was $9 million at both respective periods. During the first six months of 2022 deposit service charges and changes in the fair value of mortgage servicing rights each increased non-interest income by $0.2 million. Partially offsetting those increases was insurance service and fees revenue, the largest component of non-interest income, which decreased $0.3 million to $4.9 million as of June 30, 2022, primarily due to the discontinued operations of Frontier Claims Services, which ceased operations on December 31, 2021.

Total non-interest expense decreased to $29.2 million in the first six months of 2022, 1% lower than the six-month period ended June 30, 2021. The decrease was mostly attributable to lower technology and communications costs of $0.3 million and professional services costs of $0.2 million during the first six months of 2022 compared to the prior year period. Partially offsetting the decrease were higher salaries and employee benefits costs of $0.5 million or 3% during the first six months of 2022. Salaries and employee benefits costs were $18.9 million for the first six months of 2022 compared to $18.4 million in the prior year period.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 67.1% in the first six months of 2022, compared with 67.2% during the prior-year period.

The Company recorded income tax expense of $3.4 million for the six-month period ended June 30, 2022, compared with $3.7 million in the first six months of 2021.   The effective tax rate for the first six months of 2022 was 24.4%, compared with 24.8% in the comparable 2021 period.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 8.73% at June 30, 2022, compared with 8.57% at March 31, 2022 and 8.23% at June 30, 2021.

Book value per share was $29.53 at June 30, 2022 compared with $30.65 at March 31, 2022 and $32.28 at June 30, 2021. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, that have resulted in significant changes in unrealized gains and losses on investment securities, which reduced book value per share at June 30, 2022 by $2.18 when compared with the sequential first quarter and by $5.83 from last year’s second quarter. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2022 or 2021.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at June 30, 2022 and December 31, 2021 which are considered Tier 1 capital and are includable in total regulatory capital. The Company had $20 million of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 outstanding at June 30, 2022 and December 31, 2021. The Company moved $15 million of the proceeds from the sale of these notes to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

While we are currently classified as well capitalized, an extended economic recession could adversely impact our reported and regulatory capital ratios by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt that was issued.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of June 30, 2022, advances of up to $366 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of June 30, 2022, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2022, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 22% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 55% of the investment portfolio at June 30, 2022, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at June 30, 2022, the Company had net short-term liquidity of $548 million as compared with $724 million at December 31, 2021. Available assets of $489 million, divided by public and purchased funds of $379 million, resulted in a long-term liquidity ratio of 129% at June 30, 2022, compared with 153% at December 31, 2021.

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
	(in thousands)

	June 30, 2022	December 31, 2021
Changes in interest rates

+200 basis points	$(1,130)	$1,375
+100 basis points	2,412	3,569

-100 basis points	(3,700)	(2,183)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022
Repurchase program(1)	-	$-	-	300,000
Employee transactions(2)	-	$-	N/A	N/A

May 1, 2022 - May 31, 2022
Repurchase program(1)	18,411	$37.39	18,411	281,589
Employee transactions(2)	2,151	$37.68	N/A	N/A

June 1, 2022 - June 30, 2022
Repurchase program(1)	10,858	$37.70	10,858	270,731
Employee transactions(2)	-	$-	N/A	N/A

Total:
Repurchase program(1)	29,269	$37.51	29,269	270,731
Employee transactions(2)	2,151	$37.68	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of June 30, 2022 was 270,731.

(2)The total shares purchased in the period consist of shares constructively tendered to the Company by attestation in satisfaction of the exercise price due upon exercise of options issued pursuant to the Company’s 2019 Long-Term Incentive Plan. The “average price paid per share” reported in the table above, with respect to such shares, reflects the fair market value of the Company’s common stock on the exercise date, which was the closing sales price of the Company’s common stock as reported on the NYSE American on that date.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2022 and December 31, 2021; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2022 and 2021; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2022 and 2021; (iv) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended June 30, 2022 and 2021; (v) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Six months ended June 30, 2022 and 2021; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended June 30, 2022 and 2021; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2022 and 2021; (viii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2022 and 2021; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

July 29, 2022

/s/ David J Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

July 29, 2022

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)