Form 10-Q
period 2022-09-30
EVANS BANCORP INC
filed 2022-10-28
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,513,950 shares as of October 28, 2022.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$14,394	$9,856
Interest-bearing deposits at banks	6,813	234,929
Securities:
Available for sale, at fair value (amortized cost: $433,206 at September 30, 2022;	369,141	305,959
$310,228 at December 31, 2021)
Held to maturity, at amortized cost (fair value: $7,413 at September 30, 2022;	7,572	3,165
$3,179 at December 31, 2021)
Federal Home Loan Bank common stock, at cost	3,664	3,045
Federal Reserve Bank common stock, at cost	3,066	3,039
Loans, net of allowance for loan losses of $18,630 at September 30, 2022
and $18,438 at December 31, 2021	1,607,827	1,553,467
Properties and equipment, net of accumulated depreciation of $11,224 at September 30, 2022
and $10,283 at December 31, 2021	17,103	17,789
Goodwill	12,702	12,702
Intangible assets	1,327	1,627
Bank-owned life insurance	41,605	34,295
Operating lease right-of-use asset	4,127	4,826
Other assets	40,364	25,941

TOTAL ASSETS	$2,129,705	$2,210,640

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$558,805	$492,864
NOW	263,648	259,908
Savings	913,383	1,019,925
Time	137,910	164,340
Total deposits	1,873,746	1,937,037

Securities sold under agreement to repurchase	9,812	4,112
Other borrowings	42,594	32,879
Operating lease liability	4,471	5,210
Other liabilities	18,181	16,536
Subordinated debt	31,050	30,974
Total liabilities	1,979,854	2,026,748

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,534,477 and 5,482,756 shares issued at
September 30, 2022 and December 31, 2021, respectively, and 5,509,917 and 5,482,756 shares outstanding at
September 30, 2022 and December 31, 2021, respectively.	2,770	2,744
Capital surplus	80,435	78,795
Treasury stock, at cost, 24,560 and 0 shares at September 30, 2022 and
December 31, 2021, respectively	(849)	-
Retained earnings	117,319	108,024
Accumulated other comprehensive income (loss), net of tax	(49,824)	(5,671)
Total stockholders' equity	149,851	183,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,129,705	$2,210,640

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2022	2021
INTEREST INCOME
Loans	$17,988	$18,096
Interest-bearing deposits at banks	217	64
Securities:
Taxable	2,190	1,087
Non-taxable	92	55
Total interest income	20,487	19,302
INTEREST EXPENSE
Deposits	755	650
Other borrowings	83	84
Subordinated debt	461	405
Total interest expense	1,299	1,139
NET INTEREST INCOME	19,188	18,163
PROVISION (CREDIT) FOR LOAN LOSSES	1,328	(1,459)
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	17,860	19,622
NON-INTEREST INCOME
Deposit service charges	782	664
Insurance service and fees	3,383	3,191
Bank-owned life insurance	161	158
Interchange fee income	532	548
Other	909	596
Total non-interest income	5,767	5,157
NON-INTEREST EXPENSE
Salaries and employee benefits	10,450	9,930
Occupancy	1,118	1,126
Advertising and public relations	417	434
Professional services	839	840
Technology and communications	1,339	1,327
Amortization of intangibles	100	135
FDIC insurance	255	285
Other	1,273	1,316
Total non-interest expense	15,791	15,393
INCOME BEFORE INCOME TAXES	7,836	9,386
INCOME TAX PROVISION	1,972	2,407
NET INCOME	$5,864	$6,979
Net income per common share-basic	$1.06	$1.28
Net income per common share-diluted	$1.06	$1.27
Weighted average number of common shares outstanding	5,510,118	5,459,076
Weighted average number of diluted shares outstanding	5,546,764	5,516,781

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2022	2021
INTEREST INCOME
Loans	$50,540	$53,675
Interest-bearing deposits at banks	513	99
Securities:
Taxable	5,851	2,907
Non-taxable	197	167
Total interest income	57,101	56,848
INTEREST EXPENSE
Deposits	1,903	2,272
Other borrowings	172	258
Subordinated debt	1,285	1,208
Total interest expense	3,360	3,738
NET INTEREST INCOME	53,741	53,110
PROVISION (CREDIT) FOR LOAN LOSSES	1,816	(1,906)
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	51,925	55,016
NON-INTEREST INCOME
Deposit service charges	2,177	1,843
Insurance service and fees	8,249	8,350
Bank-owned life insurance	486	493
Interchange fee income	1,563	1,585
Other	2,335	1,870
Total non-interest income	14,810	14,141
NON-INTEREST EXPENSE
Salaries and employee benefits	29,356	28,339
Occupancy	3,429	3,490
Advertising and public relations	1,034	1,102
Professional services	2,554	2,788
Technology and communications	3,750	4,023
Amortization of intangibles	300	405
FDIC insurance	775	864
Other	3,837	3,923
Total non-interest expense	45,035	44,934
INCOME BEFORE INCOME TAXES	21,700	24,223
INCOME TAX PROVISION	5,354	6,079
NET INCOME	$16,346	$18,144
Net income per common share-basic	$2.97	$3.34
Net income per common share-diluted	$2.95	$3.30
Weighted average number of common shares outstanding	5,505,936	5,438,708
Weighted average number of diluted shares outstanding	5,548,508	5,490,836

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands)
	Three Months Ended September 30,
	2022	2021

NET INCOME	$5,864	$6,979
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities:	(15,581)	(1,530)
Defined benefit pension plans:
Amortization of prior service cost	6	5
Amortization of actuarial loss	50	70
Total	56	75
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(15,525)	(1,455)
COMPREHENSIVE (LOSS) INCOME	$(9,661)	$5,524

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands)
	Nine Month Ended September
	2022	2021

NET INCOME	$16,346	$18,144
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities	(44,319)	(3,697)
Defined benefit pension plans:
Amortization of prior service cost	16	16
Amortization of actuarial loss	150	210
Total	166	226
OTHER COMPREHENSIVE LOSS, NET OF TAX	(44,153)	(3,471)
COMPREHENSIVE (LOSS) INCOME	$(27,807)	$14,673

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, June 30, 2021	$2,724	$77,270	$98,430	$(2,735)	$-	$175,689
Net Income			6,979			6,979
Other comprehensive loss				(1,455)		(1,455)
Cash dividends ($0.60 per common share)			(3,275)			(3,275)
Stock compensation expense		200				200
Issued 6,633 shares in stock option exercises	3	93				96
Issued 13,017 shares for earnout	7	593				600
Balance, September 30, 2021	$2,734	$78,156	$102,134	$(4,190)	$-	$178,834

Balance, June 30, 2022	$2,769	$80,072	$114,982	$(34,299)	$(849)	$162,675
Net Income			5,864			5,864
Other comprehensive loss				(15,525)		(15,525)
Cash dividends ($0.64 per common share)			(3,527)			(3,527)
Stock compensation expense		328				328
Issued 1,419 shares in stock option exercises	1	35				36
Issued 600 restricted shares						-
Forfeitures 765 shares of restricted stock						-
Balance, September 30, 2022	$2,770	$80,435	$117,319	$(49,824)	$(849)	$149,851

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$-	$168,905
Net Income			18,144			18,144
Other comprehensive loss				(3,471)		(3,471)
Cash dividends ($1.20 per common share)			(6,532)			(6,532)
Stock compensation expense		634				634
Issued 7,971 restricted shares, net of forfeitures	4	(4)				-
Issued 4,611 shares under Dividend Reinvestment Plan	3	152				155
Issued 6,443 shares in Employee Stock Purchase Plan	3	200				203
Issued 19,715 shares in stock option exercises	9	187				196
Issued 13,017 shares for earnout	7	593				600
Balance, September 30, 2021	$2,734	$78,156	$102,134	$(4,190)	$-	$178,834

Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			16,346			16,346
Other comprehensive loss				(44,153)		(44,153)
Cash dividends ($1.26 per common share)			(6,936)			(6,936)
Stock compensation expense		952				952
Issued 18,844 restricted shares	9	(9)				-
Issued 22,270 shares in stock option exercises	11	361				372
Repurchased 29,269 shares of common stock					(1,098)	(1,098)
Reissued 6,660 restricted shares in stock option exercises			(115)		249	134
Forfeitures 1,951 shares of restricted stock						-
Reissued 3,705 shares through Dividend Reinvestment Program	2	141				143
Issued 6,902 shares in Employee Stock Purchase Plan	4	195				199
Balance, September 30, 2022	$2,770	$80,435	$117,319	$(49,824)	$(849)	$149,851

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands)
	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Interest received	$55,607	$53,464
Fees received	14,424	13,271
Interest paid	(3,607)	(4,674)
Cash paid to employees and vendors	(46,166)	(43,964)
Income taxes paid	(3,327)	(5,086)
Proceeds from sale of loans held for sale	4,719	-
Originations of loans held for sale	(4,529)	(262)

Net cash provided by operating activities	17,121	12,749

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(144,413)	(124,683)
Proceeds from sales, maturities, calls, and payments	20,806	27,680
Held to maturity securities:
Purchases	(6,581)	(3,562)
Proceeds from maturities, calls, and payments	2,174	3,034
Cash paid for bank-owned life insurance	(6,830)	-
Proceeds from bank-owned life insurance claims	378	-
Additions to properties and equipment	(654)	(901)
Proceeds from tax credit investment	191	-
Sale of other real estate	17	129
Net (increase) decrease in loans	(54,670)	85,896
Cash paid for earnout	-	(900)

Net cash used in investing activities	(189,582)	(13,307)

FINANCING ACTIVITIES:
Repayments from long-term borrowings, net	(12,402)	(6,891)
Proceeds (repayments) from short-term borrowings, net	28,200	(769)
Net (decrease) increase in deposits	(63,256)	105,040
Dividends paid	(3,409)	(3,257)
Repurchase of treasury stock	(1,098)	-
Issuance of common stock	714	554
Reissuance of treasury stock	134	-

Net cash (used in) provided by financing activities	(51,117)	94,677

Net (decrease) increase in cash and cash equivalents	(223,578)	94,119

CASH AND CASH EQUIVALENTS:
Beginning of period	244,785	97,604
End of period	$21,207	$191,723

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands)
	Nine Months Ended September 30,
	2022	2021

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$16,346	$18,144

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,270	1,481
Deferred tax expense	348	970
Provision (credit) for loan losses	1,816	(1,906)
Loss on sales of assets	5	22
Gain on loans sold	(92)	-
Stock compensation expense	952	634
Proceeds from sale of loans held for sale	4,719	-
Originations of loans held for sale	(4,529)	(262)
Changes in assets and liabilities affecting cash flow:
Other assets	(3,003)	(6,724)
Other liabilities	(711)	390

NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,121	$12,749

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

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

The results of operations for the nine month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “10-K”). There have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$166,351	$2	$(25,289)	$141,064
States and political subdivisions	23,573	2	(1,721)	21,854
Total debt securities	189,924	4	(27,010)	162,918

Mortgage-backed securities:
FNMA	76,916	-	(13,272)	63,644
FHLMC	47,544	-	(7,160)	40,384
GNMA	40,741	-	(6,019)	34,722
SBA	23,044	-	(2,397)	20,647
CMO	55,037	-	(8,211)	46,826
Total mortgage-backed securities	243,282	-	(37,059)	206,223

Total securities designated as available for sale	$433,206	$4	$(64,069)	$369,141

Held to Maturity:
Debt securities
States and political subdivisions	$7,572	$-	$(159)	$7,413

Total securities designated as held to maturity	$7,572	$-	$(159)	$7,413

	December 31, 2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$99,005	$199	$(2,386)	$96,818
States and political subdivisions	6,150	96	-	6,246
Total debt securities	105,155	295	(2,386)	103,064

Mortgage-backed securities:
FNMA	64,056	222	(1,068)	63,210
FHLMC	38,796	62	(424)	38,434
GNMA	31,814	15	(615)	31,214
SBA	17,919	343	(54)	18,208
CMO	52,488	175	(834)	51,829
Total mortgage-backed securities	205,073	817	(2,995)	202,895

Total securities designated as available for sale	$310,228	$1,112	$(5,381)	$305,959

Held to Maturity:
Debt securities
States and political subdivisions	$3,165	$17	$(3)	$3,179

Total securities designated as held to maturity	$3,165	$17	$(3)	$3,179

Available for sale securities with a total fair value of $244 million and $207 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at September 30, 2022 and December 31, 2021, respectively.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2022 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2022
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$6,839	$6,769
Due after one year through five years	79,801	73,585
Due after five years through ten years	74,294	62,431
Due after ten years	28,990	20,133
	189,924	162,918

Mortgage-backed securities
available for sale	243,282	206,223
Total	$433,206	$369,141

Debt securities held to maturity:

Due in one year or less	$6,665	$6,615
Due after one year through five years	495	456
Due after five years through ten years	412	342
Due after ten years	-	-
Total	$7,572	$7,413

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and nine month periods ended September 30, 2022 and 2021.

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2022 and December 31, 2021 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the nine month period ended September 30, 2022 and did not record any OTTI charges during 2021. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2022 and December 31, 2021 is summarized below.

	September 30, 2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$91,283	$(9,992)	$48,781	$(15,297)	$140,064	$(25,289)
States and political subdivisions	20,748	(1,721)	-	-	20,748	(1,721)
Total debt securities	112,031	(11,713)	48,781	(15,297)	160,812	(27,010)

Mortgage-backed securities:
FNMA	31,695	(5,178)	31,889	(8,094)	63,584	(13,272)
FHLMC	24,908	(3,503)	15,458	(3,657)	40,366	(7,160)
GNMA	20,125	(2,675)	14,597	(3,344)	34,722	(6,019)
SBA	17,478	(1,966)	3,169	(431)	20,647	(2,397)
CMO	29,286	(3,855)	17,540	(4,356)	46,826	(8,211)
Total mortgage-backed securities	123,492	(17,177)	82,653	(19,882)	206,145	(37,059)

Held to Maturity:
Debt securities:
States and political subdivisions	7,335	(149)	78	(10)	7,413	(159)

Total temporarily impaired
securities	$242,858	$(29,039)	$131,512	$(35,189)	$374,370	$(64,228)

	December 31, 2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)
States and political subdivisions	-	-	-	-	-	-
Total debt securities	50,381	(884)	27,488	(1,502)	77,869	(2,386)

Mortgage-backed securities:
FNMA	48,008	(903)	2,941	(165)	50,949	(1,068)
FHLMC	35,851	(423)	76	(1)	35,927	(424)
GNMA	30,252	(615)	143	-	30,395	(615)
SBA	2,824	(25)	1,218	(29)	4,042	(54)
CMO	38,313	(833)	25	(1)	38,338	(834)
Total mortgage-backed securities	155,248	(2,799)	4,403	(196)	159,651	(2,995)

Held to Maturity:
Debt securities:
States and political subdivisions	1,782	(3)	-	-	1,782	(3)

Total temporarily impaired
securities	$207,411	$(3,686)	$31,891	$(1,698)	$239,302	$(5,384)

3. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2022	December 31, 2021
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$433,102	$411,060
Commercial and multi-family	765,136	739,761
Construction-Residential	3,136	5,109
Construction-Commercial	103,763	98,012
Home equities	83,334	81,238
Total real estate loans	1,388,471	1,335,180

Commercial and industrial loans	238,093	237,077
Consumer and other loans	427	719
Unaccreted yield adjustments*	(534)	(1,071)
Total gross loans	1,626,457	1,571,905

Allowance for loan losses	(18,630)	(18,438)

Loans, net	$1,607,827	$1,553,467

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

At September 30, 2022, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million, respectively. At December 31, 2021, the outstanding principal balance and carrying amount of acquired credit-impaired loans totaled $0.8 million. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2022 or December 31, 2021. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans.

There were $508 million and $619 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the Company’s FHLMC loan serving portfolio had $61 million in principal balances of residential real estate loans that were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three month or nine month periods ending September 30, 2022 and 2021.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. At September 30, 2022, the Company’s FNMA loan servicing portfolio was $59 million in principal balances. In the three month and nine month periods ended September 30, 2022, the Company sold $1.3 million and $4.8 million, respectively, of residential mortgages to FNMA. The Company did not sell any mortgages to FNMA in the three and nine month periods ended September 30, 2021.

At September 30, 2022 and December 31, 2021, the Company had loan servicing portfolio principal balances of $120 million and $131 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.2 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 no residential mortgages were held for sale. At December 31, 2021 there were $0.1 million of residential mortgages held for sale.

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

The following tables provide data, at the class level, of credit quality indicators of certain loans for the dates specified:

	September 30, 2022
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$64,746	$547,332	$612,078	$175,101
Watch	19,505	165,144	184,649	46,557
Special Mention	6,943	21,453	28,396	9,555
Substandard	12,569	31,207	43,776	6,880
Doubtful/Loss	-	-	-	-
Total	$103,763	$765,136	$868,899	$238,093

	December 31, 2021
	(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,211	$480,159	$545,370	$152,675
Watch	19,108	182,502	201,610	64,406
Special Mention	7,045	33,219	40,264	10,200
Substandard	6,648	43,881	50,529	9,796
Doubtful/Loss	-	-	-	-
Total	$98,012	$739,761	$837,773	$237,077

The Company continues to evaluate its portfolio of loans to clients within the hotel industry for residual impacts from the COVID-19 pandemic. The Company classified $81 million of loans to clients within the hotel industry as criticized in 2020. Subsequently, more than half of this portfolio has been upgraded or paid off. Currently, $38 million of the hotel portfolio remains in criticized status at the end of the 2022 third quarter. Total criticized assets were $89 and $111 million at September 30, 2022 and at the end of the 2021, respectively.

Past Due Loans

The following tables provide an analysis of the age of the recorded investment in loans that are past due as of the dates indicated:

	September 30, 2022
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$229,785	$5,375	$30	$64	$2,839	$238,093
Residential real estate:
Residential	428,009	-	1,371	-	3,722	433,102
Construction	3,136	-	-	-	-	3,136
Commercial real estate:
Commercial	754,993	750	203	-	9,190	765,136
Construction	87,302	5,958	875	774	8,854	103,763
Home equities	81,512	1,144	160	-	518	83,334
Consumer and other	414	8	4	1	-	427
Total Loans	$1,585,151	$13,235	$2,643	$839	$25,123	$1,626,991

Note: Loan balances do not include $(0.5) million of unaccreted yield adjustments as of September 30, 2022.

	December 31, 2021
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$229,724	$1,336	$568	$548	$4,901	$237,077
Residential real estate:
Residential	402,992	3,466	1,563	-	3,039	411,060
Construction	5,109	-	-	-	-	5,109
Commercial real estate:
Commercial	711,481	16,451	6,073	-	5,756	739,761
Construction	93,842	757	-	480	2,933	98,012
Home equities	79,644	627	209	-	758	81,238
Consumer and other	706	9	4	-	-	719
Total Loans	$1,523,498	$22,646	$8,417	$1,028	$17,387	$1,572,976

Note: Loan balances do not include $(1.1) million of unaccreted yield adjustments as of December 31, 2021.

Allowance for loan losses

The following tables present the activity in the allowance for loan losses according to portfolio segment for the three month periods ended September 30, 2022 and 2021.

	Three months ended September 30, 2022
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$3,714	$12,305	$70	$2,164	$566	$18,819
Charge-offs	(1,515)	-	(45)	-	-	(1,560)
Recoveries	40	-	3	-	-	43
Provision	1,805	(603)	13	47	66	1,328
Ending balance	$4,044	$11,702	$41	$2,211	$632	$18,630

*Includes construction loans

	Three months ended September 30, 2021
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for loan	(in thousands)
losses:
Beginning balance	$3,790	$13,925	$58	$1,694	$475	$19,942
Charge-offs	(424)	-	(29)	-	-	(453)
Recoveries	15	-	4	-	2	21
Provision	(228)	(1,555)	(12)	259	77	(1,459)
Ending balance	$3,153	$12,370	$21	$1,953	$554	$18,051

* Includes construction loans

The following tables present the activity in the allowance for loan losses according to portfolio segment for the nine month periods ended September 30, 2022 and 2021.

	Nine months ended September 30, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(1,546)	-	(112)	(55)	-	(1,713)
Recoveries	76	-	13	-	-	89
Provision (Credit)	2,205	(665)	86	139	51	1,816
Ending balance	$4,044	$11,702	$41	$2,211	$632	$18,630

*Includes construction loans

	Nine months ended September 30, 2021
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	(424)	-	(120)	-	-	(544)
Recoveries	58	-	26	-	2	86
Provision (Credit)	(1,363)	(879)	70	295	(29)	(1,906)
Ending balance	$3,153	$12,370	$21	$1,953	$554	$18,051

*Includes construction loans

The following table presents the allocation of the allowance for loan losses according to portfolio segment summarized on the basis of the Company’s impairment methodology as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	2	2	-	66	39	109

Collectively evaluated for impairment	4,042	11,700	41	2,145	593	18,521
Total	$4,044	$11,702	$41	$2,211	$632	$18,630

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$703	$-	$703

Individually evaluated for impairment	2,929	20,839	-	3,367	903	28,038

Collectively evaluated for impairment	235,164	848,060	427	432,168	82,431	1,598,250
Total	$238,093	$868,899	$427	$436,238	$83,334	$1,626,991

Note: Loan balances do not include $(0.5) million of unaccreted yield adjustments as of September 30, 2022.

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

* Includes construction loans

Impaired Loans

The following tables provide data, at the class level, for impaired loans as of the dates indicated:

	At September 30, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$2,926	$3,551	$-	$4,874	$5,712	$-
Residential real estate:
Residential	3,784	4,253	-	3,297	3,654	-
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	11,814	12,150	-	8,821	9,338	-
Construction	8,854	8,998	-	1,395	1,499	-
Home equities	864	1,024	-	1,127	1,324	-
Consumer and other	-	-	-	-	-	-
Total impaired loans	$28,242	$29,976	$-	$19,514	$21,527	$-

	At September 30, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With a related allowance recorded:
Commercial and industrial	$3	$3	$2	$154	$158	$100
Residential real estate:
Residential	245	245	66	60	60	9
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	171	197	2	171	717	16
Construction	-	-	-	1,538	1,555	329
Home equities	39	66	39	109	109	41
Consumer and other	-	-	-	-	-	-
Total impaired loans	$458	$511	$109	$2,032	$2,599	$495

	At September 30, 2022			At December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Total:
Commercial and industrial	$2,929	$3,554	$2	$5,028	$5,870	$100
Residential real estate:
Residential	4,029	4,498	66	3,357	3,714	9
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	11,985	12,347	2	8,992	10,055	16
Construction	8,854	8,998	-	2,933	3,054	329
Home equities	903	1,090	39	1,236	1,433	41
Consumer and other	-	-	-	-	-	-
Total impaired loans	$28,700	$30,487	$109	$21,546	$24,126	$495

		Three months ended September 30, 2022		Three months ended September 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial		$3,681	$2	$5,755	$-
Residential real estate:
Residential		3,972	-	3,894	5
Construction		-	-	-	-
Commercial real estate:
Commercial		12,533	6	15,044	165
Construction		5,113	-	3,331	-
Home equities		932	4	1,440	3
Consumer and other		-	-	-	-
Total impaired loans		$26,231	$12	$29,464	$173

		Nine months ended September 30, 2022		Nine months ended September 30, 2021
	(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial		$4,251	$6	$5,657	$29
Residential real estate:
Residential		3,735	12	4,756	22
Construction		-	-	-	-
Commercial real estate:
Commercial		10,785	183	15,014	228
Construction		3,881	-	3,305	2
Home equities		999	14	1,669	7
Consumer and other		-	-	-	-
Total impaired loans		$23,651	$215	$30,401	$288

Troubled debt restructurings

The following tables summarize the loans that were classified as troubled debt restructurings (“TDRs”) as of the dates indicated:

	September 30, 2022
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,254	$1,164	$90	$-
Residential real estate:
Residential	889	541	348	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	2,795	-	2,795	-
Construction	-	-	-	-
Home equities	390	5	385	-
Consumer and other	-	-	-	-
Total TDR loans	$5,328	$1,710	$3,618	$-

	December 31, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,003	$876	$127	$-
Residential real estate:
Residential	989	627	362	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,236	-	3,236	-
Construction	-	-	-	-
Home equities	490	12	478	-
Consumer and other	-	-	-	-
Total TDR loans	$5,718	$1,515	$4,203	$-

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

The following tables present TDR activity by the type of concession granted to the borrower for the nine month periods ended September 30, 2022 and 2021. There were no new TDR loans during the three month periods ended September 30, 2022 and 2021.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:	-	$-	$-	-	$-	$-
Extension of maturity	1	461	461	-	-	-
Residential Real Estate & Construction:
Commercial Real Estate & Construction	-	-	-	-	-	-
Home Equities:
Extension of maturity and
interest rate reduction	1	38	38	-	-	-
Consumer and other loans	-	-	-	-	-	-

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the previous 12 months which defaulted during the three month and nine month periods ended September 30, 2022 and 2021 were not material.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2022 the Company had an average of 36,646 and 42,572 dilutive shares outstanding, respectively. For the three and nine month periods ended September 30, 2021 the Company had an average of 57,705 and 52,128 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. There was an average of 54,680 and 55,847 potentially anti-dilutive shares outstanding for the three and nine month periods ended September 30, 2022, respectively. For the three and nine month periods ended September 30, 2021, there was an average of 39,390 and 80,614 potentially anti-dilutive shares outstanding, respectively. Potentially anti-dilutive shares outstanding were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2022 and 2021:

	Balance at June 30, 2022	Net Change	Balance at September 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(31,898)	$(15,581)	$(47,479)
Net defined benefit pension plan adjustments	(2,401)	56	(2,345)
Total	$(34,299)	$(15,525)	$(49,824)

	Balance at June 30, 2021	Net Change	Balance at September 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$230	$(1,530)	$(1,300)
Net defined benefit pension plan adjustments	(2,965)	75	(2,890)
Total	$(2,735)	$(1,455)	$(4,190)

	Balance at December 31, 2021	Net Change	Balance at September 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(44,319)	$(47,479)
Net defined benefit pension plan adjustments	(2,511)	166	(2,345)
Total	$(5,671)	$(44,153)	$(49,824)

	Balance at December 31, 2020	Net Change	Balance at September 30, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(3,697)	$(1,300)
Net defined benefit pension plan adjustments	(3,116)	226	(2,890)
Total	$(719)	$(3,471)	$(4,190)

	Three months ended September 30, 2022			Three months ended September 30, 2021
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(21,016)	$5,435	$(15,581)	$(2,066)	$536	$(1,530)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	8	(2)	6	7	(2)	5
Amortization of actuarial loss	68	(18)	50	95	(25)	70
Net change	76	(20)	56	102	(27)	75

Other comprehensive loss	$(20,940)	$5,415	$(15,525)	$(1,964)	$509	$(1,455)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(59,796)	$15,477	$(44,319)	$(4,995)	$1,298	$(3,697)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	24	(8)	16	23	(7)	16
Amortization of actuarial loss	203	(53)	150	285	(75)	210
Net change	227	(61)	166	308	(82)	226

Other comprehensive loss	$(59,569)	$15,416	$(44,153)	$(4,687)	$1,216	$(3,471)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2022 and 2021:

	Three months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2022	2021	2022	2021

Service cost	$-	$-	$33	$37
Interest cost	44	41	31	25
Expected return on plan assets	(88)	(89)	-	-
Amortization of prior service cost	-	-	8	7
Amortization of the net loss	24	24	44	71
Net periodic (benefit) cost	$(20)	$(24)	$116	$140

	Nine months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2022	2021	2022	2021

Service cost	$-	$-	$99	$112
Interest cost	133	122	93	75
Expected return on plan assets	(264)	(266)	-	-
Amortization of prior service cost	-	-	24	23
Amortization of the net loss	71	72	132	213
Net periodic (benefit) cost	$(60)	$(72)	$348	$423

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

A disaggregation of the total insurance service and other fees for the three and nine months ended September 30, 2022 and 2021 is provided in the tables below:

	Three months ended September 30,
	2022	2021
	(in thousands)
Commercial property and casualty insurance commissions	$1,706	$1,426
Personal property and casualty insurance commissions	901	856
Employee benefits sales commissions	206	231
Profit sharing and contingent revenue	410	410
Wealth management and other financial services	137	161
Insurance claims services revenue	-	77
Other insurance-related revenue	23	30
Total insurance service and other fees	$3,383	$3,191

	Nine months ended September 30,
	2022	2021
	(in thousands)
Commercial property and casualty insurance commissions	$3,525	$3,248
Personal property and casualty insurance commissions	2,554	2,517
Employee benefits sales commissions	649	692
Profit sharing and contingent revenue	971	1,029
Wealth management and other financial services	457	508
Insurance claims services revenue	-	236
Other insurance-related revenue	93	120
Total insurance service and other fees	$8,249	$8,350

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$141,064	$-	$141,064
States and political subdivisions	-	21,854	-	21,854
Mortgage-backed securities	-	206,223	-	206,223

December 31, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$96,818	$-	$96,818
States and political subdivisions	-	6,246	-	6,246
Mortgage-backed securities	-	202,895	-	202,895

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis September 30, 2022 and December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2022
Collateral dependent impaired loans	$-	$-	$1,146	$1,146

December 31, 2021
Collateral dependent impaired loans	$-	$-	$4,608	$4,608

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $1.2 million, with an allowance for loan loss of $0.1 million, at September 30, 2022 compared with $5.0 million and $0.4 million, respectively, at December 31, 2021.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$21,207	$21,207	$244,785	$244,785
Level 2:
Available for sale securities	369,141	369,141	305,959	305,959
FHLB and FRB stock	6,730	N/A	6,084	N/A
Level 3:
Held to maturity securities	7,572	7,413	3,165	3,179
Loans, net	1,607,827	1,518,516	1,553,467	1,573,420

Financial liabilities:
Level 1:
Demand deposits	$558,805	$558,805	$492,864	$492,864
NOW deposits	263,648	263,648	259,908	259,908
Savings deposits	913,383	913,383	1,019,925	1,019,925
Level 2:
Securities sold under agreement to
repurchase	9,812	9,812	4,112	4,112
Other borrowed funds	42,594	41,902	32,879	32,990
Subordinated debt	31,050	30,906	30,974	32,111
Level 3:
Time deposits	137,910	135,710	164,340	164,574

9. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2022 and 2021.

	Three months ended September 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$19,188	$-	$19,188
Provision for loan losses	1,328	-	1,328
Net interest income after
provision for loan losses	17,860	-	17,860
Insurance service and fees	134	3,249	3,383
Other non-interest income	2,384	-	2,384
Amortization expense	5	95	100
Other non-interest expense	13,750	1,941	15,691
Income before income taxes	6,623	1,213	7,836
Income tax provision	1,658	314	1,972
Net income	$4,965	$899	$5,864

	Three months ended September 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$18,165	$(2)	$18,163
Provision (credit) for loan losses	(1,459)	-	(1,459)
Net interest income (expense) after
provision for loan losses	19,624	(2)	19,622
Insurance service and fees	141	3,050	3,191
Other non-interest income	1,966	-	1,966
Amortization expense	6	129	135
Other non-interest expense	13,382	1,876	15,258
Income before income taxes	8,343	1,043	9,386
Income tax provision	2,135	272	2,407
Net income	$6,208	$771	$6,979

	Nine months ended September 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$53,741	$-	$53,741
Provision for loan losses	1,816	-	1,816
Net interest income after
provision for loan losses	51,925	-	51,925
Insurance service and fees	442	7,807	8,249
Other non-interest income	6,561	-	6,561
Amortization expense	15	285	300
Other non-interest expense	39,137	5,598	44,735
Income before income taxes	19,776	1,924	21,700
Income tax provision	4,855	499	5,354
Net income	$14,921	$1,425	$16,346

	Nine months ended September 30, 2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$53,118	$(8)	$53,110
Provision (credit) for loan losses	(1,906)	-	(1,906)
Net interest income (expense) after
provision for loan losses	55,024	(8)	55,016
Insurance service and fees	456	7,894	8,350
Other non-interest income	5,787	4	5,791
Amortization expense	16	389	405
Other non-interest expense	38,603	5,926	44,529
Income before income taxes	22,648	1,575	24,223
Income tax provision	5,669	410	6,079
Net income	$16,979	$1,165	$18,144

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

	September 30,	December 31,
	2022	2021
	(in thousands)

Commitments to extend credit	$397,799	$394,953
Standby letters of credit	10,657	4,636
Total	$408,456	$399,589

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2022 or during 2021.

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

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold. The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company has contracted with a third-party software vendor to assist with the development of the Bank’s approach for determining expected credit losses under the new guidance. The Company is actively working on preliminary test calculations, data validation, as well as process and procedural documentation. While the total impact of CECL to the Company’s financial statements is unknown at this time, the Company recognizes it may be material. On October 16, 2019, the FASB affirmed its decision to amend the effective date for the amendments in CECL for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt CECL effective January 1, 2023.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures – This ASU eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the CECL model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". The Company will adopt ASU 2022-02 effective January 1, 2023.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for loan losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; the effects of pandemics, including the effects of government responses, changes in consumer behavior, and supply chain interruptions; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended September 30, 2021 as well as the trailing quarter ended June 30, 2022 and balances as of December 31, 2021. Information with respect to the trailing quarter ended June 30, 2022 is included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 as filed with the SEC.

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

In estimating the ALLL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ALLL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact on the ALLL allocated to the total commercial loan portfolio was between a reduction of $12.1 million and an increase of $9.7 million at September 30, 2022. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2022 in estimation of the ALLL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ALLL prove to be incorrect, the ALLL may not be sufficient to cover actual loan losses and an increase to the ALLL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ALLL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.6 billion at September 30, 2022, December 31, 2021 and September 30, 2021. Total gross loans increased $55 million from December 31, 2021 and $12 million from the prior year period. PPP loan balances, which are included in commercial and industrial loans, decreased $24 million from December 31, 2021 and $75 million year-over-year. Excluding the decline in PPP loans, gross loans increased $79 million during 2022 and $87 million from the prior year period.

Loans secured by real estate were $1.4 billion at September 30, 2022, compared with $1.3 billion at December 31, 2021 and September 30, 2021. Residential real estate loans, including construction loans, were $436 million at September 30, 2022, $20 million or 5% higher than at December 31, 2021, and $27 million or 7% higher than at September 30, 2021. The increase in residential real estate loans reflects management’s decision to retain the majority of residential mortgages within our loan portfolio. Commercial real estate loans, including construction loans, were $869 million at September 30, 2022, $31 million or 4% higher than the balance at December 31, 2021, and $26 million or 3% higher than the balance at September 30, 2021.

In the third quarter of 2022, residential mortgage originations were $22 million compared with the previous quarter’s originations of $18 million and $31 million in the third quarter of 2021. The Company originated $62 million in residential mortgages in the first nine months of 2022, compared with $96 million in the first nine months of 2021. The decrease in residential mortgage originations as compared to the prior year is primarily due to customers refinancing at lower interest rates during the first nine months of 2021. The Company sold $1.3 million of residential mortgages during the third quarter of 2022 compared with $0.6 million during the second quarter of 2022. During the first nine months of 2022 the Company sold $4.8 million of residential mortgages. The Company did not sell any residential mortgages during the first nine months of 2021. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in commercial and industrial (“C&I”) lending as a way to diversify its overall loan portfolio. The C&I portfolio was $238 million at September 30, 2022, representing a $1 million or less than 1% increase from December 31, 2021, and a decrease of $47 million or 16% from September 30, 2021. The decrease from prior year period is primarily the result of SBA forgiveness of $75 million of PPP loans as the program approaches conclusion. The Company originated a total of $298 million of PPP loans under the program during 2020 and 2021. As of September 30, 2022, a total of $297 million of the PPP loans have been forgiven by the SBA, including $2.5 million that was forgiven during the third quarter of 2022. A total of $24 million has been forgiven during the first nine months of 2022. Excluding the decline in PPP loans, C&I loans increased $25 million during 2022 and $28 million from the prior year period. C&I lending is a critical component of the Company’s strategy as C&I relationships can often include core deposits.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $26 million, or 1.60% of total loans outstanding at September 30, 2022, compared with $18 million, or 1.17% of total loans outstanding, as of December 31, 2021 and $25 million, or 1.58% of total loans outstanding, as of September 30, 2021. The increase in non-performing loans since the end of last year was primarily due to two separate commercial real estate loans totaling $13 million that moved to non-accrual status during 2022, partially offset by a commercial real estate loan of $1.2 million that moved to other real estate owned during the second quarter of 2022 and a commercial and industrial loan with a balance of $1.8 million as of December 31, 2021 that was charged-off during the third quarter of 2022.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $89 million at September 30, 2022, a $22 million decrease from $111 million at December 31, 2021, and a $32 million decrease from $121 million at September 30, 2021. The Company continues to evaluate its portfolio of loans to clients within the hotel industry for residual impacts from the COVID-19 pandemic. The Company classified $81 million of loans to clients within the hotel industry as criticized in 2020. Subsequently, more than half of this portfolio has been upgraded or paid off. Currently, $38 million of the hotel portfolio remains in criticized status at the end of the 2022 third quarter. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by the Company’s management to determine the appropriate allowance for loan losses for commercial credits. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company maintains an allowance for loan losses that in management’s judgment appropriately reflects losses inherent in the loan portfolio. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. The allowance for loan losses totaled $18.6 million or 1.15% of total loans outstanding at September 30, 2022, compared with $18.4 million or 1.17% of total loans outstanding as of December 31, 2021 and $18.1 million or 1.12% of total loans outstanding at September 30, 2021. The Company recorded a $1.3 million provision for loan losses in the third quarter of 2022, compared with $0.3 million the second quarter of 2022, and a credit of $1.5 million during the third quarter of 2021. The higher-than-average provision for loan losses during the third quarter of 2022 was primarily due to the $1.5 million charge-off of a single government agency guaranteed commercial loan. During the third quarter of 2022, the Company was notified that its claim for reimbursement of the guarantee was denied.

Investing Activities

Total investment securities were $377 million at September 30, 2022, compared with $309 million at December 31, 2021 and $258 million at September 30, 2021. The increases reflect the use of excess cash balances. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $7 million at September 30, 2022 compared to $235 million at December 31, 2021, and $179 million at September 30, 2021. The primary uses of cash during 2022 were to purchase securities and originate loans. Average investment securities and interest-bearing cash were 22% of average interest-earning assets in the third quarter of 2022, compared with 24% in the second quarter of 2022 and 20% in the third quarter of 2021.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 55%, 66% and 63% of total investment securities at September 30, 2022, December 31, 2021 and September 30, 2021, respectively. Tax-advantaged debt securities issued by state and political subdivisions was 3%, 3% and 4% of the total securities portfolio at September 30, 2022, December 31, 2021 and September 30, 2021, respectively. The concentration in U.S. government-sponsored agency bonds was 37%, 31% and 33% of the total securities portfolio as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

The total net unrealized loss position of the available-for-sale investment portfolio was $64.1 million at September 30, 2022, compared with net unrealized gains of $4.3 million at December 31, 2021 and net unrealized losses of $1.8 million at September 30, 2021. The securities in an unrealized loss position at the end of the third quarter of 2022 reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2022 were $1.9 billion, a $63 million or 3% decrease from December 31, 2021, and a $2 million or less than 1 percent decrease from September 30, 2021. The decrease from the beginning of 2022 reflects decreases in commercial savings deposits of $63 million, or 23%, consumer savings deposits of $46 million or 8%, and retail time deposits of $24 million or 16%. These decreases were offset by increases in total demand deposits of $66 million or 13% and total NOW deposits of $4 million or 1%.

The Company had $20 million in long-term advances from the Federal Home Loan Bank of New York (“FHLBNY”) at September 30, 2022, compared with $33 million at December 31, 2021 and $37 million at September 30, 2021. At September 30, 2022 overnight borrowings was $23 million. There were no overnight borrowings at December 31, 2021 and September 30, 2021. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.

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

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,597,382	$17,988	4.47%	$1,647,395	$18,096	4.36%
Taxable securities	394,148	2,190	2.20%	238,547	1,087	1.81%
Tax-exempt securities	12,555	92	2.91%	10,143	55	2.15%
Interest bearing deposits at banks	42,788	217	2.01%	174,296	64	0.15%

Total interest-earning assets	2,046,873	$20,487	3.97%	2,070,381	$19,302	3.70%

Non interest-earning assets:

Cash and due from banks	16,599			10,399
Premises and equipment, net	17,225			18,909
Other assets	88,497			80,293

Total Assets	$2,169,194			$2,179,982

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$269,359	$71	0.10%	$262,105	$63	0.10%
Savings	964,051	471	0.19%	949,956	356	0.15%
Time deposits	132,319	213	0.64%	186,126	231	0.49%
Other borrowed funds	27,719	80	1.15%	39,391	83	0.84%
Subordinated debt	31,035	461	5.89%	30,934	405	5.19%
Securities sold U/A to repurchase	7,236	3	0.16%	4,001	1	0.10%

Total interest-bearing liabilities	1,431,719	$1,299	0.36%	1,472,513	$1,139	0.31%

Noninterest-bearing liabilities:
Demand deposits	549,625			503,006
Other	22,073			25,250
Total liabilities	$2,003,417			$2,000,769

Stockholders' equity	165,777			179,213

Total Liabilities and Equity	$2,169,194			$2,179,982

Net interest income		$19,188			$18,163

Net interest margin			3.72%			3.48%

Interest rate spread			3.61%			3.39%

(1) Included in interest earned on loans were PPP loan fees of $0.1 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. Other loan fees included in interest earned were not material during the three months ended September 30, 2022 and 2021.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,585,469	$50,540	4.26%	$1,690,527	$53,675	4.25%
Taxable securities	374,767	5,851	2.09%	204,604	2,907	1.90%
Tax-exempt securities	11,080	197	2.38%	10,745	167	2.08%
Interest bearing deposits at banks	110,494	513	0.62%	116,396	99	0.11%

Total interest-earning assets	2,081,810	$57,101	3.67%	2,022,272	$56,848	3.76%

Non interest-earning assets:

Cash and due from banks	14,718			15,893
Premises and equipment, net	17,476			19,043
Other assets	84,129			80,205

Total Assets	$2,198,133			$2,137,413

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$260,234	$183	0.09%	$246,548	$210	0.11%
Regular savings	1,002,613	1,163	0.16%	915,411	1,168	0.17%
Time deposits	144,088	557	0.52%	213,958	894	0.56%
Other borrowed funds	27,434	165	0.80%	41,137	253	0.82%
Subordinated debt	31,010	1,285	5.54%	30,909	1,208	5.23%
Securities sold U/A to repurchase	6,341	7	0.15%	4,493	5	0.15%

Total interest-bearing liabilities	1,471,720	$3,360	0.31%	1,452,456	$3,738	0.34%

Noninterest-bearing liabilities:
Demand deposits	534,994			487,247
Other	20,182			24,427
Total liabilities	$2,026,896			$1,964,130

Stockholders' equity	171,237			173,283

Total Liabilities and Equity	$2,198,133			$2,137,413

Net interest income		$53,741			$53,110

Net interest margin			3.45%			3.51%

Interest rate spread			3.36%			3.42%

(1) Included in interest earned on loans were PPP loan fees of $0.8 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively. Other loan fees included in interest earned were not material during the nine months ended September 30, 2022 and 2021.

Net Income

Net income was $5.9 million, or $1.06 per diluted share, in the third quarter of 2022, compared with $5.7 million, or $1.03 per diluted share, in the second quarter of 2022 and $7.0 million, or $1.27 per diluted share, in last year’s third quarter. The increase from the sequential second quarter was largely due to higher net interest income. The change from prior year reflected a $1.3 million provision for loan losses in the third quarter of 2022 compared with a sizable credit to provision for loan losses in the third quarter of 2021, partially offset by higher net interest income.

Return on average equity was 14.15% for the third quarter of 2022, compared with 13.77% in the second quarter of 2022 and 15.58% in the third quarter of 2021.

Results of Operations – Quarterly Comparison

Net interest income increased $1.1 million, or 6%, from the sequential second quarter and $1.0 million, or 6% when compared with prior-year third quarter. The increase from the trailing quarter primarily reflected higher rates on a relatively similar base of interest earning assets. Rate changes reflected the 300 basis point increase in the federal funds rate since the beginning of 2022. Partially offsetting the improvement in interest income was a $0.3 million increase in interest expense related to competitive pricing on deposits. The increase from prior year reflected higher interest income on investment securities of $1.1 million. A $1.9 million increase in interest income on loans resulting from the fed funds rate increases and higher average loan balances was offset by lower Paycheck Protection Program loan fees.

Third quarter net interest margin of 3.72% improved 27 basis points over the trailing second quarter and 24 basis points from the prior-year period. The yield on loans also improved both sequentially and year-over year, up 23 basis points and 11 basis points, respectively. The cost of interest-bearing liabilities was 0.36% compared with 0.28% in the second quarter of 2022 and 0.31% in the third quarter of 2021.

The $1.3 million provision for loan losses in the current quarter was primarily due to the $1.5 million charge-off of a single government agency guaranteed commercial loan. During the quarter, the Company was notified that its claim for reimbursement of the guarantee was denied. Management has evaluated the remaining government guaranteed portfolio and determined that this is an isolated event.

Non-interest income was $5.8 million in the third quarter of 2022, compared with $4.6 million in the second quarter of 2022, and $5.2 million in the prior year third quarter. The increase from the sequential second quarter reflects seasonally higher commercial lines insurance commissions and profit-sharing revenue. The increase from prior year’s third quarter was due to increased insurance commissions resulting from higher premiums and new commercial lines insurance business, a $0.2 million historic tax credit investment payment, as well as movements in the fair value of mortgage servicing rights,

Non-interest expenses of $15.8 million in the third quarter of 2022 increased $1.0 million or 7% when compared with the second quarter of 2022 and $0.4 million or 3% from last year’s third quarter. The increase from the second quarter of 2022 was primarily due to an increase in salaries and employee benefits expense, reflecting a $0.7 million increase in incentive accruals. The increase from the third quarter of 2021 is primarily due to annual merit increases. Salaries and employee benefits comprised 66% of total non-interest expense.

The Company’s efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 63.3% in the third quarter of 2022, 65.2% in the second quarter of 2022, and 66.0% in the third quarter of 2021.

Income tax expense was $2.0 million, for an effective tax rate of 25.2%, in the third quarter of 2022 compared with 24.7% in the second quarter of 2022 and 25.6% in last year’s third quarter.

Results of Operations – Year-to-Date Comparison

Net interest income was $53.7 million for the first nine months of 2022, a $0.6 million or 1% increase from the first nine months of 2021.  The increase in net interest income from prior year period is attributable to higher interest income of $0.3 million and lower interest expense of $0.4 million. Interest income on investment securities increased $3.0 million and income on interest-bearing deposits at banks increased $0.4 million. Offsetting those increases was a decrease in interest income on loans of $3.1 million resulting from a $5.5 million reduction in PPP fees. Partially offsetting the decrease in PPP fees were higher loan yields as a result of federal funds rate increases since the beginning of 2022. Average investment securities increased $170 million during the first nine months of 2022 when compared to the prior year period.

The Company’s net interest margin of 3.45% in the first nine months of 2022 was 6 basis points lower than the margin in the first nine months of 2021, largely reflecting changes in the composition of the Company’s earning assets.   The yield on average interest-earning assets decreased 9 basis points from 3.76% to 3.67%. Average loan yields increased 1 basis point to 4.26%, reflecting the Federal Reserve’s increase of the federal funds rate during 2022, largely offset by the reduction of PPP fees earned since the prior year.  The cost of interest-bearing liabilities was 0.31% in the first nine months of 2022, 3 basis points lower than during the first nine months of 2021.

The Company recorded a $1.8 million provision for loan loss in the nine month period ended September 30, 2022, primarily resulting from the charge-off of a single commercial loan during the third quarter. The Company recorded a $1.9 million release of allowance for loan losses in the nine month period ended September 30, 2021, which reflected improved credit quality within the loan portfolio, decrease in specific reserves, and continued positive macroeconomic trends.

Non-interest income for the first nine months of 2022 and 2021 was $14.8 million and $14.1 million, respectively. During the first nine months of 2022 deposit service charges and changes in the fair value of mortgage servicing rights each increased non-interest income by $0.3 million when compared to the prior year period. In addition, other non-interest income increased $0.2 million due to a historic tax credit investment payoff. Partially offsetting those increases was insurance service and fees revenue, the largest component of non-interest income, which decreased $0.1 million to $8.2 million as of September 30, 2022, primarily due to the discontinued operations of Frontier Claims Services, which ceased operations on December 31, 2021.

Total non-interest expense increased to $45.0 million in the first nine months of 2022, less than 1% more than the nine-month period ended September 30, 2021. The slight increase was mostly attributable to higher salaries and employee benefits costs related to annual merit increases partially offset by lower technology and communications costs of $0.3 million and professional services costs of $0.2 million during the first nine months of 2022. Salaries and employee benefits costs were $29.4 million for the first nine months of 2022 compared to $28.3 million in the prior year period.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 65.7% in the first nine months of 2022, compared with 66.8% during the prior-year period.

The Company recorded income tax expense of $5.4 million for the nine-month period ended September 30, 2022, compared with $6.1 million in the first nine months of 2021.   The effective tax rate for the first nine months of 2022 was 24.7%, compared with 25.1% in the comparable 2021 period.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.00% at September 30, 2022, compared with 8.73% at June 30, 2022 and 8.34% at September 30, 2021.

In October 2022, the Company paid a semi-annual cash dividend of $0.64 per common share. Cash dividends totaled $1.26 per common share during 2022, up 5% over 2021.

Book value per share was $27.20 at September 30, 2022 compared with $29.53 at June 30, 2022 and $32.73 at September 30, 2021. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, that have resulted in significant changes in unrealized gains and losses on investment securities, which reduced book value per share at September 30, 2022 by $2.83 when compared with the sequential second quarter and by $8.38 from last year’s third quarter. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2022 or 2021.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at September 30, 2022 and December 31, 2021 which are considered Tier 1 capital and are includable in total regulatory capital. The Company had $20 million of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 outstanding at September 30, 2022 and December 31, 2021. The Company moved $15 million of the proceeds from the sale of these notes to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company had $22.5 million of outstanding borrowings on the FHLBNY overnight line of credit at September 30, 2022. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of September 30, 2022, advances of up to $350 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of September 30, 2022, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The

Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2022, approximately 4% of the Bank’s securities had contractual maturity dates of one year or less and approximately 23% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 55% of the investment portfolio at September 30, 2022, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at September 30, 2022, the Company had net short-term liquidity of $443 million as compared with $724 million at December 31, 2021. Available assets of $381 million, divided by public and purchased funds of $371 million, resulted in a long-term liquidity ratio of 103% at September 30, 2022, compared with 153% at December 31, 2021.

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
	(in thousands)

	September 30, 2022	December 31, 2021
Changes in interest rates

+200 basis points	$(298)	$1,375
+100 basis points	3,004	3,569

-100 basis points	(4,548)	(2,183)
-200 basis points	NM	NM

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022
Repurchase program(1)	-	$-	-	270,731
Employee transactions(2)	-	$-	N/A	N/A

August 1, 2022 - August 31, 2022
Repurchase program(1)	-	$-	-	270,731
Employee transactions(2)	-	$-	N/A	N/A

September 1, 2022 - September 30, 2022
Repurchase program(1)	-	$-	-	270,731
Employee transactions(2)	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	270,731
Employee transactions(2)	-	$-	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of September 30, 2022 was 270,731.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2022 and December 31, 2021; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2022 and 2021; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2022 and 2021; (iv) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended September 30, 2022 and 2021; (v) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Nine months ended September 30, 2022 and 2021; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended September 30, 2022 and 2021; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2022 and 2021; (viii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2022 and 2021; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

October 28, 2022

/s/ David J Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

October 28, 2022

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)