Form 10-K
period 2022-12-31
EVANS BANCORP INC
filed 2023-03-03
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $178 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of March 1, 2023, 5,450,308 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 103

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2023 Annual Meeting of Shareholders, to be held on May 2, 2023, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

At December 31, 2022, the Company had consolidated total assets of $2.2 billion, deposits of $1.8 billion and stockholders’ equity of $154 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company operates two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York (“WNY”) and the Finger Lakes Region; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sells various premium-based insurance policies on a commission basis. At December 31, 2022, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company. Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

EVANS BANK, N.A.

The Bank is a nationally chartered bank that has its headquarters at 6460 Main Street, Williamsville, NY, and a total of 18 full-service banking offices in Erie County, Niagara County, Monroe County and Chautauqua County, NY.

At December 31, 2022, the Bank had total assets of $2.2 billion, investment securities of $371 million, net loans of $1.7 billion and deposits of $1.8 billion. The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA, a property and casualty insurance agency, is a wholly-owned subsidiary of ENFS. TEA is headquartered in Williamsville, NY, with offices located throughout WNY. TEA is a full-service insurance agency offering personal, commercial and financial services products. For the year ended December 31, 2022, TEA had total revenue of $10 million.

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

As an approximate indication of the Company’s competitive position, the Bank had the seventh most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2022 with 3% of the total market’s deposits of $64 billion. By comparison, the market leaders, M&T Bank and KeyBank, had 75% of the Buffalo, NY metropolitan statistical area deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

HUMAN CAPITAL

At December 31, 2022, we employed 379 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 6.5 years while the average tenure of our executive officers was approximately 13.7 years. None of our associates are represented by collective bargaining agreements. We believe our employee relations to be good.

Oversight of our corporate culture is an important element of our Board of Directors’ oversight of risk because our people are critical to the success of our corporate strategy. Our Board sets the “tone at the top,” and holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to embrace associates and create opportunities. We uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees and the communities we have proudly served for over 100 years. Our culture is designed to adhere to the timeless values of integrity, valuing others, talent, passion, ownership and alignment, and customer focus. In keeping with those values, we expect our people to treat each other and our customers with the highest level of honesty and respect and go out of their way to do the right thing. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote a culture of integrity, caring and excellence; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We seek to design careers that are fulfilling, with competitive compensation and benefits alongside a positive work-life balance. We also dedicate resources to fostering professional and personal growth with continuing education, on-the-job training and development programs.

Our associates are key to our success as an organization. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, creed, religion, sex, national origin, age, disability, marital status, citizenship status, military status, sexual orientation, victims of domestic violence, protected veterans status, gender identity, genetic information, genetic predisposition or carrier status and any other category protected by law. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

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

Subject to various exceptions, the BHCA and the Change in Bank Control Act of 1978 (the “CIBCA”), together with related regulations, require FRB approval before any person or company acquires “control” of a bank holding company. Control is deemed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. There is a rebuttable presumption of control under the CIBCA regulations if a person or company acquires 10% or more, but less than 25%, of any class of the bank holding company’s voting securities under certain circumstances including where, as is the case with the Company, the bank holding company has its shares registered under the Exchange Act. The FRB has also issued presumptions involving various relationships that may establish control or a “controlling influence” for BHCA purposes.

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

Notwithstanding the above requirements, the FRB has issued a supervisory bulletin which indicates that a holding company should notify and consult with the FRB under certain circumstances prior to redeeming or repurchasing common stock or perpetual preferred stock. The supervisory bulletin indicates that such notification is for purposes of allowing FRB supervisory review of, and possible objection to, the proposed repurchase or redemption.

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

Supervision and Regulation of the Bank

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

Generally, loans to Insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with persons not affiliated with the institution. The regulations contain a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to Insiders of the bank over other employees. The management of the Bank does not know of any practice, condition or violation that might lead to termination of FDIC deposit insurance.

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

Deposit insurance premiums are based on an institution’s quarterly average total assets minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modelling designed to estimate the probability of the bank’s failure over a three year period. Total assessment rates for institutions of the Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, total assessment rates for institutions of the Bank’s size will range from 2.5 to 32 basis points.

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

Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years (less dividends paid over the period). As of December 31, 2022, approximately $41 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2022, the Bank was in compliance with these requirements.

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

Effective January 1, 2022, the OCC rescinded a final rule which the OCC issued in June 2020 to amend the agency’s CRA regulations in favor of a future joint rulemaking with the FRB and FDIC. On May 5, 2022, the OCC, FRB and FDIC released a notice of proposed rulemaking to strengthen and modernize the CRA regulations and framework.

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies. In July 2013, the FRB, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. These rules went into effect as to the Company and the Bank on January 1, 2015, subject to phase-in periods. Effective in August 2018, holding companies with less than $3 billion of consolidated assets, including the Company, are generally not subject to the Capital Rules unless otherwise directed by the FRB. The Bank remains subject to the Capital Rules.

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

Among other matters, the Capital Rules: (i) introduced a “Common Equity Tier 1” (“CET1”) capital measure and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to the previous regulations.

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

The Federal Deposit Insurance Act (the “FDIA”) establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as “prompt corrective action.” The federal banking regulators have established five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal regulators have specified by regulation the relevant capital levels for each category, which are set forth below.

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

CET1 ratio of 6.5%

Leverage Ratio of 5%,

Tier 1 Capital ratio of 8%,

Total Capital ratio of 10%, and

Not subject to a written agreement, order, capital directive or prompt corrective action directive requiring a specific capital level.

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

“Critically Undercapitalized”
Tangible equity to total assets equal to or less than 2%.

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

The Bank’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2022 are presented in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9% for 2022 and thereafter. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank has not exercised its option to use the community bank leverage ratio alternative as of December 31, 2022.

Other Laws and Regulations

In addition to the laws and regulations discussed above, the Bank is also subject to certain fair lending and consumer laws that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) though, for institutions of the Bank’s asset size, compliance is subject to examination by the federal banking regulator, i.e., the OCC in the Bank’s case. These laws include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, the Right to Financial Privacy Act, and the Fair and Accurate Credit Transactions Reporting Act. These laws, and their implementing regulations, generally regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

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

Monetary Policy and Economic Control

The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations and the imposition of, and changes in, reserve requirements are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. These monetary policies are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

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

Credit Risks

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2022, the Company's portfolio of commercial real estate loans totaled $896 million, or 54% of total loans outstanding, and the Company's portfolio of commercial and industrial ("C&I") loans totaled $250 million, or 15% of total loans outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2022 were $15.3 million, compared with $8.7 million at December 31, 2021. C&I loans in non-accrual status were $2.6 million and $4.9 million at December 31, 2022 and December 31, 2021, respectively. Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for loan losses, which could have a material adverse effect on the Company's results of operations and financial condition.

Continuing Concentration of Loans in the Company's Primary Market Area May Increase the Company's Risk

Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers located primarily in Western New York and the Finger Lakes Region of New York State. Therefore, the Company's success depends primarily on the general economic conditions in those areas. The Company's business lending and marketing strategies focus on loans to small and medium-sized businesses in this geographic region. Moreover, the Company's assets are heavily concentrated in mortgages on properties located in Western New York and the Finger Lakes Region of New York State. Accordingly, the Company's business and operations are vulnerable to downturns in the economy of those areas. A downturn in the economy or recession in these regions could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect the Company than if the Company's lending were more geographically diversified. In addition, the Company may suffer losses if there is a decline in the value of properties underlying the Company's mortgage loans which would have a material adverse impact on the Company's operations.

In the Event the Company's Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for loan losses in order to capture the probable incurred losses inherent in its loan portfolio. There is a risk that the Company may experience significant loan losses which could exceed the recorded amount of the allowance for loan losses. The Company adopted a new accounting standard, referred to as Current Expected Credit Loss (CECL), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This represents a change from our previous method of recording allowances for loan losses that are probable, and required us to increase our allowance for loan losses and to increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. When determining the allowance, expected credit losses over the contractual term of the loans (taking into account prepayments) will be estimated based on various assumptions and judgments about the collectability of its loan portfolio, considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for loan losses. As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for loan losses may be necessary and would adversely affect the results of operations. In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for loan losses, and may require the Company to increase its provision for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

At December 31, 2022, the Company had a gross loan portfolio of $1.7 billion and the allowance for loan losses was $19.4 million, which represented 1.16% of the total amount of gross loans. If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for loan losses or recognize further loan charge-offs, the Company may have to increase its allowance for loan losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition. Additionally, there can be no assurances that the Company's allowance for loan losses will be adequate to protect the Company against loan losses that it may incur.

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

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2022, the Company's securities available for sale totaled $364 million. Net unrealized losses on securities available for sale amounted to $47.3 million, net of tax, at December 31, 2022, compared to $3.2 million, net of tax, at December 31, 2021, as a result of the changing interest rate environment in 2022. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings.

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

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has indicated that further rate raises may be considered.

A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. Accordingly, in a rising interest rate environment, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. Rising interest rates may also result in increased loan delinquencies and loan losses and a decrease in demand for our products and services.

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

Additionally, the CFPB has the authority to issue consumer finance regulations and is authorized, individually or jointly with bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates new and existing consumer financial laws or regulations. Because we have less than $10 billion in total consolidated assets, the FRB and OCC, not the CFPB, are responsible for examining and supervising our compliance with these consumer protection laws and regulations. In addition, in accordance with a memorandum of understanding entered into between the CFPB and U.S. Department of Justice, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations, and have done so on a number of occasions.

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

The Company also faces a risk of noncompliance and subsequent enforcement action in connection with federal Bank Secrecy Act and other anti-money laundering and counter terrorist financing statutes and regulations. The federal banking agencies and the U.S. Treasury Department's Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. If the Company violates these laws and regulations, or its policies, procedures and systems are deemed deficient, it would be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects.

Future FDIC Insurance Premium Increases May Adversely Affect the Company's Earnings

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. The FDIC has increased initial base insurance deposit assessment rates by 2 basis points effective January 1, 2023. If there are additional bank or financial institution failures or other similar occurrences, the FDIC may again increase the premiums assessed upon insured institutions. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company's results of operations.

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

If Regulators Impose Limitations on the Company's Commercial Real Estate Lending Activities, Earnings Could Be Adversely Affected

In 2006, the federal bank regulatory agencies issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance"). Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank's non-owner occupied commercial real estate level equaled 308% of total risk-based capital at December 31, 2022. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 382% at December 31, 2022. If the Company's regulators were to impose restrictions on the amount of commercial real estate loans it can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Company's earnings would be adversely affected.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY. At December 31, 2022, the Company had a total of $193.0 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a fair value of $10.4 million as of December 31, 2022.

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

The COVID-19 Outbreak Has Adversely Affected, and May Continue to Adversely Affect, the Company’s Business and Results of Operations

The COVID-19 pandemic caused significant economic dislocation in the United States and globally. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Additionally, the spread of COVID-19 caused the Company to temporarily modify its business practices, including restricting employee travel and implementing remote work practices.

Given the dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, and as a result of governmental responses to any outbreak, the Company may be subject to the following risks, any of which could have an adverse effect on our business, financial condition, liquidity, and results of operations: demand for the Company’s products and services may decline; if consumer and business activities are restricted, loan delinquencies and foreclosures may increase, resulting in increased charge-offs and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for loan losses may have to be increased, which would adversely affect net income; a material decrease in net income or net losses could affect our ability to pay cash dividends; cyber security risks may be increased as employees work remotely; critical services provided by third party vendors may become unavailable, which could have an adverse effect on the Company’s operations; government actions in response to the COVID-19 pandemic may affect our workforce, human capital resources and infrastructure; and the Company may experience unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy. Any one or a combination of the foregoing factors could negatively impact our business, financial condition, results of operations and prospects.

Strategic Risks

Expansion or Contraction of the Company's Branch Network May Adversely Affect its Financial Results

The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Company experiences in opening new branches may have a material adverse effect on the Company's financial condition and results of operations. The Company cannot assure that the closing of branches will not be dilutive to earnings.

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

General Risk Factors

The Company May Incur Impairment to its Goodwill

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. The Company has recognized goodwill as an asset on our balance sheet in connection with the acquisition of various insurance agencies and the acquisition of FSB on May 1, 2020. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2022, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, it would record the appropriate charge to earnings, which could be materially adverse to its financial condition and results of operations.

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

A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; geopolitical conflicts; natural disasters; or a combination of these or other factors.

The Company's performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, rising prices, and supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. Recessionary conditions may significantly affect the markets in which we do business, the financial condition of our borrowers, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. Such events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

Changes in the Company’s Accounting Policies or in Accounting Standards Could Materially Affect How the Company Reports its Financial Results

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

At December 31, 2022, the Bank conducted its business from its administrative office and 18 branch offices. The administrative offices of the Company and the Bank are located at 6460 Main Street in Williamsville, NY. The administrative office facility is 50,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building in Derby, NY.

The Bank has 18 branch locations. The Bank owns the building and land for five branch locations. Of the remaining branch locations, twelve are leased by the Bank and one is leased by TEA.

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

Holders. The approximate number of holders of record of the Company’s common stock as of February 28, 2023 was 1,230.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2017 to December 31, 2022) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2017 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc., NYSE American - Composite Index,
NASDAQ Bank Index and Peer Group

Total Return Performance
200
150
100
50
Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
EVANS BANCORP
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Evans Bancorp, Inc.	100.00	79.15	100.49	72.21	109.18	104.63
NASDAQ Bank	100.00	83.83	104.26	93.17	130.16	106.26
NYSE American - Composite Index	100.00	88.23	100.34	92.80	134.72	162.55

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022
Repurchase program(1)	-	$-	-	270,731

November 1, 2022 - November 30, 2022
Repurchase program(1)	82,799	$36.75	82,799	187,932

December 1, 2022 - December 31, 2022
Repurchase program(1)	-	$-	-	187,932

Total:
Repurchase program(1)	82,799	$36.75	82,799	187,932

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of December 31, 2022 was 187,932.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2022 and 2021. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Selected Financial Data

	As of and for the year ended December 31,

	2022	2021	2020
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$2,178,510	$2,210,640	$2,044,115
Interest-earning assets	2,043,975	2,103,604	1,929,674
Investment securities	371,275	309,124	166,600
Loans and leases, net	1,652,931	1,553,467	1,673,379
Deposits	1,771,679	1,937,037	1,771,409
Borrowings	231,223	67,965	79,663
Stockholders' equity	153,993	183,892	168,905

Income Statement Data
Net interest income	$72,955	$72,785	$59,782
Non-interest income	19,271	18,847	18,237
Non-interest expense	59,935	61,219	59,860
Net income	22,389	24,043	11,246

Per Share Data
Earnings per share - basic	$4.07	$4.41	$2.15
Earnings per share - diluted	4.04	4.37	2.13
Cash dividends	1.26	1.20	1.16
Book value	28.32	33.54	31.21

Performance Ratios
Return on average assets	1.02%	1.12%	0.60%
Return on average equity	13.49%	13.71%	7.06%
Return on average tangible
common stockholders' equity*	14.74%	14.96%	7.77%
Net interest margin	3.53%	3.57%	3.37%
Efficiency ratio	64.99%	66.81%	76.72%
Efficiency ratio (Non-GAAP) **	64.55%	66.22%	68.45%
Dividend payout ratio	30.96%	27.19%	53.95%

Capital Ratios
Tier 1 capital to average assets	9.13%	8.57%	8.21%
Equity to assets	7.07%	8.32%	8.26%

Asset Quality Ratios
Total non-performing assets to
total assets	1.14%	0.83%	1.38%
Total non-performing loans
to total loans	1.48%	1.17%	1.66%
Net charge-offs to
average loans	0.11%	0.03%	0.01%
Allowance for loan losses
to non-accrual loans	87.19%	106.04%	73.21%
Allowance for loan losses
to total loans	1.16%	1.17%	1.21%

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

	2022	2021	2020
	(in thousands)
Return on average tangible common stockholders' equity
Net income (GAAP)	$22,389	$24,043	$11,246

Average shareholders' equity (GAAP)	$165,982	$175,416	$159,330
Deduct: Average goodwill and intangible assets	14,136	14,683	14,672
Average shareholders' equity (non-GAAP)	$151,846	$160,733	$144,658

Return on average tangible common stockholders' equity (non-GAAP)	14.74%	14.96%	7.77%

Efficiency ratio
Non-interest expense (GAAP)	$59,935	$61,219	$59,860
Deduct: Intangible amortization expense	400	537	533
Deduct: Merger related expense	-	-	5,958
Adjusted non-interest expense (non-GAAP)	$59,535	$60,682	$53,369

Net interest income (GAAP)	$72,955	$72,785	$59,782
Non-interest income (GAAP)	19,271	18,847	18,237
Add: Historic tax credit losses, net	-	9	618
Deduct: Gain on sale of securities	-	-	667
Adjusted total revenue (non-GAAP)	$92,226	$91,641	$77,970

Efficiency ratio (non-GAAP)	64.55%	66.22%	68.45%

See Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company's financial condition and results of operations.

Summary

Net income in 2022 was $22.4 million, a 7% decrease from 2021 net income of $24.0 million. The decrease in the Company’s net income during 2022 largely reflected a higher provision for loan losses compared with a release of allowance for loan losses during 2021. Net interest income was $73.0 million in 2022 compared with $72.8 million in 2021. During 2022, $0.8 million of PPP fees were recognized and the Company benefited from federal fund rate increases, while 2021 reflected $8.8 million of PPP fees, $0.8 million of commercial prepayment fees, and $0.5 million relating to the amortization of fair value marks on acquired loans. Net interest margin was 3.53% and 3.57% in 2022 and 2021, respectively.

The Company’s provision for loan losses was $2.7 million, which reflected a $1.5 million charge-off of a single commercial loan and loan growth during 2022, partially offset by a decrease in criticized loans. In 2021, the Company had a $1.5 million release of allowance for loan losses. The ratio of non-performing loans to total loans was 1.48% compared with 1.17% in 2021.

Non-interest income was $19.3 million and $18.8 million in 2022 and 2021, respectively. The largest component of the Company’s non-interest income, insurance service and fees, was $10.5 million in 2022 and 2021. Deposit service charges were $2.9 million in 2022, an increase of $0.3 million from 2021. Included in the increase of non-interest income during 2022 were increases of $0.2 million in mortgage servicing rights income, $0.2 million gain on the sale of other assets, and $0.1 million from bank-owned life insurance income, partially offset by a decrease of $0.4 million in loan fees.

Non-interest expense was $59.9 million, a decrease of $1.3 million from 2021. Included in the decrease were reductions in charitable contributions of $0.4 million, marketing expenses of $0.3 million, loan expenses of $0.3 million, professional services costs of $0.2 million, technology and communications expense of $0.2 million, FDIC insurance expense of $0.2 million, and amortization of intangible costs of $0.1 million. The decreases were partially offset by an increase in salaries and benefits expense, the largest component of non-interest expenses, of $0.2 million.

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

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for 79% of total revenue in 2022. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

The Bank serves its market through 18 banking offices in Western New York and the Finger Lakes Region of New York State. The Company’s principal source of funding is through deposits, which it reinvests in the community in the form of loans and investments. Deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the FDIC. The Bank is regulated by the OCC.

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

The more significant areas in which management of the Company applies critical assumptions and estimates include the allowance for loan losses.

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

In estimating the ALLL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ALLL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The range of impact on the ALLL allocated to the total commercial loan portfolio was between a reduction of $12.4 million and an increase of $10.3 million at December 31, 2022. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2022 in estimation of the ALLL on loans recognized on the Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

Net Income

Net income of $22.4 million in 2022 consisted of $20.9 million related to the Company’s banking activities and $1.5 million related to the Company’s insurance agency activities. Net income of $22.4 million in 2022, or $4.04 per diluted share decreased from $24.0 million, or $4.37 per diluted share, in 2021.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2022, 2021, and 2020. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Available-for-sale securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2022			2021			2020
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,595,944	$70,562	4.42%	$1,661,057	$72,955	4.39%	$1,526,631	$64,753	4.24%
Taxable securities	373,589	8,037	2.15%	221,965	4,224	1.90%	152,456	3,587	2.35%
Tax-exempt securities	11,320	287	2.54%	10,489	214	2.04%	10,411	246	2.36%
Interest bearing deposits at banks	85,268	596	0.70%	144,944	187	0.13%	82,697	247	0.30%

Total interest-earning assets	2,066,121	$79,482	3.85%	2,038,455	$77,580	3.81%	1,772,195	$68,833	3.88%

Non interest-earning assets:
Cash and due from banks	15,556			15,197			14,671
Premises and equipment, net	17,392			18,963			16,531
Other assets	88,075			79,765			76,911

Total Assets	$2,187,144			$2,152,380			$1,880,308

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$261,514	$427	0.16%	$248,441	$269	0.11%	$197,113	$488	0.25%
Regular savings	970,401	1,899	0.20%	932,549	1,514	0.16%	736,558	3,120	0.42%
Time deposits	151,719	1,263	0.83%	202,958	1,081	0.53%	312,620	4,113	1.32%
Other borrowed funds	48,731	1,136	2.33%	39,478	308	0.78%	35,749	304	0.85%
Subordinated debt	31,023	1,791	5.77%	30,922	1,616	5.23%	20,836	1,019	4.89%
Securities sold U/A to repurchase	6,827	11	0.16%	4,453	7	0.16%	4,022	7	0.17%

Total interest-bearing liabilities	1,470,215	$6,527	0.44%	1,458,801	$4,795	0.33%	1,306,898	$9,051	0.69%

Noninterest-bearing liabilities:
Demand deposits	530,879			494,294			388,269
Other	20,068			23,869			25,811
Total liabilities	$2,021,162			$1,976,964			$1,720,978

Stockholders' equity	165,982			175,416			159,330

Total Liabilities and Equity	$2,187,144			$2,152,380			$1,880,308

Net interest earnings		$72,955			$72,785			$59,782
Net interest margin			3.53%			3.57%			3.37%
Interest rate spread			3.41%			3.48%			3.19%

(1)Included in interest earned were PPP loans fees of $0.8 million, $8.8 million and $2.9 million as of December 31, 2022, 2021 and 2020, respectively. Other loan fees included in interest earned were not material during 2022, 2021, and 2020.

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

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$(2,876)	$483	$(2,393)	$5,846	$2,356	$8,202
Taxable securities	3,202	611	3,813	1,415	(778)	637
Tax-exempt securities	18	55	73	2	(34)	(32)
Interest-bearing deposits at banks	(106)	515	409	126	(186)	(60)
Total interest-earning assets	$238	$1,664	$1,902	$7,389	$1,358	$8,747

Interest paid on:
NOW accounts	$15	$143	$158	$104	$(323)	$(219)
Savings deposits	65	320	385	677	(2,283)	(1,606)
Time deposits	(319)	501	182	(1,124)	(1,908)	(3,032)
Other	335	672	1,007	345	256	601
Total interest-bearing liabilities	$96	$1,636	$1,732	$2	$(4,258)	$(4,256)

Net interest income increased by $0.2 million, or less than 1%, to $73.0 million in 2022 from $72.8 million in 2021. This change primarily reflected the benefit from federal fund rate increases during 2022 and an $152.4 million increase in the average balance of securities, partially offset by an $8.0 million decrease in PPP fees. Interest expense increased $1.7 million primarily reflecting competitive pricing on deposits. Overall, the increased volume of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $0.1 million in 2022, while the rates earned and paid on those respective assets and liabilities were generally flat.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, decreased $95.0 million, or 9%, from a $1.20 billion average balance in 2021 to a $1.1 billion average balance in 2022. This decrease was primarily the result of reduced volume of SBA loans due to PPP forgiveness. Average consumer loans, including residential mortgages and home equity lines of credit, increased 7% from $476.2 million in 2021 to $511.2 million in 2022. The increase was primarily due to higher levels of residential mortgage originations.

On the funding side, average interest bearing deposits were consistent with the prior year, while average overnight borrowings increased $24.5 million.

The Company’s net interest margin decreased from 3.57% in 2021 to 3.53% in 2022. The net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.48% in 2021 to 3.40% in 2022. These changes are primarily reflective of increases in loan yields and deposit rates. The yield on interest-earning assets increased 4 basis points to 3.85% during 2022, as higher loan yields was partially offset by a $8.0 million decrease in PPP fees. Cost of interest-bearing liabilities increased 11 basis points to 0.44% during 2022. The increase in the cost of interest-bearing liabilities is the result of higher rates as the Company continues to provide competitive pricing on deposits. The rate paid on average time deposits increased from 0.53% in 2021 to 0.83% in 2022.  Average time deposits were 10% of total interest-bearing liabilities in 2022, compared with 14% in the prior year period.

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

Provision for Loan Losses

The Company’s provision for allowance for loan losses of $2.7 million during 2022, compared with a release of the allowance for loan losses of $1.5 million in 2021 reflects an increase in non-performing and criticized loans as well as improvements in economic trends and conditions related to the COVID-19 pandemic. The Company identified a well-defined weakness in the hotel industry and classified the $81 million of loans to clients within that industry as criticized during 2020. More than half of this portfolio has since been upgraded or paid off. Currently, $30 million of the hotel portfolio remains in criticized status at December 31, 2022 compared with $111 million at December 31, 2021. The ratio of non-performing loans to total loans was 1.48% at December 31, 2022 compared with 1.17% at the end of 2021. The Company records a specific reserve on impaired loans and a higher reserve percentage on criticized loan balances, or those loans risk-rated special mention or worse, which are collectively evaluated for impairment. At December 31, 2022, criticized loans that were collectively evaluated for impairment totaled $75 million, compared with $97 million at December 31, 2021. Total loans collectively evaluated for impairment were $1.6 billion at December 31, 2022, an increase of $95 million from December 31, 2021.

A description of how the allowance for loan losses is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans

Non-performing loans increased $6.3 million from $18.4 million at December 31, 2021 to $24.7 million at December 31, 2022. The increase in 2022 was primarily driven by one commercial real estate loan totaling $7 million that moved to non-accrual status during 2022. Non-performing loans included $22.3 million of non-accruing loans at December 31, 2022 compared with $17.4 million at December 31, 2021. Total non-accrual loans to total loans was 1.33% and 1.11% at December 31, 2022 and 2021, respectively. There were $2.4 million of accruing loans categorized as 90 days past due at December 31, 2022 compared with $1.0 million at December 31, 2021.

Total non-performing loans to total assets was 1.14% at December 31, 2022 compared with 0.83% at December 31, 2021. Total non-performing loans to total loans and leases at December 31, 2022 and 2021 was 1.48% and 1.17%, respectively.

The Company had $4.9 million in loans that were restructured and deemed to be TDRs at December 31, 2022 with $1.3 million of those balances in non-accrual status, compared with $5.7 million and $1.5 million, respectively, at December 31, 2021. Any TDR that is placed on non-accrual is not returned to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. All of the restructurings were completed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2022 and 2021. The reserve for a TDR is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. This reserve methodology is used because all TDR loans are considered impaired. In accordance with the CARES Act and federal banking regulators issued guidance, modifications made to a borrower affected by the COVID-19 pandemic did not result in a TDR classification if the loan were current as of December 31, 2019. This COVID-19 related TDR exception expired on January 1, 2022.

See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due and restructured loans.

Allowance for Loan and Lease Losses

The following table summarizes the Bank’s allocation of the allowance for loan losses by portfolio type for years 2022 and 2021.

	Balance at 12/31/2022	Percent of loans to total loans	Balance at 12/31/2021	Percent of loans to total loans
	(in thousands)

Residential mortgages*	$2,102	26%	$2,127	27%
Commercial mortgages*	11,595	54%	12,367	53%
Home equities	608	5%	581	5%
Commercial and industrial	4,980	15%	3,309	15%
Consumer loans**	153	-%	54	-%

Total	$19,438	100%	$18,438	100%

* includes construction loans

** includes other loans

During 2022, the Company had net loan charge-offs of $1.7 million, compared with of $0.5 million in 2022. The ratio of net loan charge-offs to average net loans outstanding was 0.11% in 2022 compared with 0.03% in 2021. Charge-offs during 2022 included $1.5 million related to a single commercial loan. There were no significant charge-offs or recoveries during 2021. The following table presents by loan category net loan charge-offs to average loans outstanding ratios for 2022 and 2021.

	2022	2021

Residential mortgages*	0.03%	-%
Commercial mortgages*	-%	-%
Home equities	0.04%	-%
Commercial loans	0.59%	0.10%
Consumer loans**	5.54%	1.27%

* includes construction loans

** includes other loans

Commercial mortgages comprised 60% of the allowance for loan losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 54%, of the total loan portfolio as of December 31, 2022, as compared with 67% of the allowance and 53% of the total loan portfolio at December 31, 2021. The commercial mortgage percentage of the allowance as it compares to the percentage of total loans primarily reflects the impact of the COVID-19 pandemic on the Company’s hotel loan portfolio.

C&I loans comprised 26% of the allowance for loan losses and 15% of the loan portfolio as of December 31, 2022, as compared with 18% of the allowance and 15% of the total loan portfolio at December 31, 2021.

Residential mortgages comprised 11% of the allowance for loan losses and 26% of the loan portfolio as of December 31, 2022, as compared with 12% of the allowance and 26% of the total loan portfolio at December 31, 2021. Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Acquired residential mortgages that were not included in the allowance for loan losses were $104 million and $120 million at December 31, 2022 and 2021, respectively.

In addition to acquired loans, PPP loans are excluded from the calculation of the allowance for loan losses because they are 100% guaranteed by the SBA. Total loans excluded from the calculation of the allowance for loan losses were $130 million and $180 million at December 31, 2022 and 2021, respectively. Overall, the ratio of the allowance for loan losses to total loans decreased from 1.17% at December 31, 2021 to 1.16% on December 31, 2022. The non-performing loans to total loans ratio increased from 1.17% at the end of 2021, to 1.48% at the conclusion of 2022.

The Company evaluates the loan portfolio to ensure that specific credits are appropriately graded and reserved. At least annually, borrowers’ financial information is reviewed by the individual relationship managers. Independent of the individual relationship managers, the credit department performs annual reviews on all requisite relationships within the loan portfolio. In addition to the credit department, the Company has engaged an independent vendor to monitor the management of the Company’s commercial loan portfolio. The Company’s loan review function reviews a percentage of the commercial loan portfolio based on an annual risk assessment, typically ranging from 40% to 50%. The Company believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased from $18.8 million in 2021 to $19.3 million in 2022. Deposit service charges were up $0.3 million to $2.9 million at December 31, 2022. In addition to the increase in deposit service charges, mortgage servicing rights increased $0.2 million, and a gain on sale of other real estate owned of $0.2 million during 2022. These increases were partially offset by lower loan fees of $0.4 million. Insurance services fees of $10.5 million remained relatively flat compared to 2021. Insurance revenue remains the largest component of non-interest income at 54% of total non-interest income. TEA is a source of diversification in the earnings of the Company and helps generate income not directly impacted by difficult credit or interest rate environments.

Non-Interest Expense

Total non-interest expense decreased $1.3 million, or 2%, from $61.2 million in 2021 to $59.9 million in 2022. The largest decreases in non-interest expense in 2022 when compared with 2021 were charitable contributions of $0.4 million, marketing expenses of $0.3 million, loan expenses of $0.3 million, technology and communications expense of $0.2 million, FDIC insurance expense of $0.1 million, and amortization of intangibles costs of $0.1 million. These decreases were partially offset by an in salaries and employee benefits of $0.3 million.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company's GAAP efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income, was 64.99% in 2022 compared with 66.8% in 2021. The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, merger-related expenses and the impact of historic tax credit transactions, was 64.6% in 2022 compared with 66.2% in 2021.

Taxes

Income tax expense for the year was $7.2 million, representing an effective tax rate of 24.2% compared with an effective tax rate of 24.7% in 2021. For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2022 and 2021, see Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

The Company had total assets of $2.2 billion at December 31, 2022, a decrease of $32 million, or 1% from December 31, 2021. Net loans of $1.7 billion at the most recent year end were $99 million, or 6%, higher than at December 31, 2021. Total investment securities increased $62 million, or 20%, from $309 million at December 31, 2021 to $371 million at December 31, 2022. Deposits decreased by $165 million, or 9%, to $1.8 billion as of the end of 2022. Stockholders’ equity was $154 million at the conclusion of 2022, a $30 million, or 16% decrease from $184 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at December 31, 2022 or December 31, 2021. Bonds rated below A are reviewed periodically to ensure their continued creditworthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are reported at amortized cost and consist of municipal investments that the Bank has made in its local market area. At December 31, 2022, $6.9 million in securities were designated as held to maturity. Debt and mortgage backed securities designated as available for sale are reported at fair market value.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2022 or 2021.

The available for sale portfolio totaled $364 million or approximately 98% of the Company’s securities portfolio at December 31, 2021. Net unrealized gains and losses on available for sale securities resulted in an unrealized loss of $63.9 million at December 31, 2022, as compared with $4.3 million at December 31, 2021. The change in the net unrealized position of the portfolio in 2022 was due to the increase in market interest rates during the year and the increase in total securities resulting from elevated purchase activity a year earlier. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. For the year ended December 31, 2022, the impact of net unrealized losses, net of taxes, on stockholders’ equity was $44 million.

Certain securities available for sale were in an unrealized loss position at December 31, 2022. Management assessed those securities available for sale in an unrealized loss position at December 31, 2022 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuer (primarily government or government-sponsored enterprises) and the Company’s ability and intent to hold these securities until their fair value recovers to their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer.

The Company’s securities portfolio outstanding balances increased from $309 million at December 31, 2021 to $371 million at December 31, 2022 and the Company’s interest-bearing deposits at banks decreased from $235 million to $6 million over the same time period. The interest-bearing deposits are liquid interest-bearing cash accounts at correspondent banks. The decrease in interest-bearing deposits and the increase in securities reflects the use of excess liquidity and a reduction in customer deposits. At December 31, 2022, the Company’s concentration in U.S. government-sponsored agency bonds was 38% of the total securities balance versus 31% at December 31, 2021. Government-sponsored mortgage-backed securities comprised 54% of the portfolio at December 31, 2022, compared with 66% of the portfolio at December 31, 2021, and tax-advantaged municipal bonds made up 8% of the portfolio at December 31, 2022 versus 3% of the portfolio at December 31, 2021.

Income from securities held in the Bank’s investment portfolio represented 10% and 6% of total interest income of the Company in 2022 and 2021, respectively. Taxable securities yields increased to 2.15% in 2022 from 1.90% in 2021, while tax-exempt yields were 2.54% in 2022 and 2.04% in 2021.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. The Bank held $10.4 million and $3.0 million in FHLB stock as of December 31, 2022 and 2021, respectively, and $3.1 million and $3.0 million in FRB stock at December 31, 2022 and 2021, respectively.

Available for sale securities with a total fair value of $226 million at December 31, 2022 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio that are not carried at fair value through earnings (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2022. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. treasuries and government agencies	$5,941	2.09%	$61,545	1.81%	$53,146	1.79%	$20,050	1.73%
States and political subdivisions	839	1.77%	19,223	2.18%	1,760	3.12%	-	-%
Total debt securities	$6,780	2.05%	$80,768	1.90%	$54,906	1.83%	$20,050	1.73%

Mortgage-backed securities
FNMA	$-	-%	$5,953	2.67%	$17,022	2.05%	$40,127	2.04%
FHLMC	-	-%	7,769	3.39%	9,647	1.93%	22,811	1.79%
GNMA	-	-%	65	3.73%	-	-%	33,394	1.94%
SBA	-	-%	-	-%	3,625	2.90%	16,512	2.67%
CMO	-	-%	118	2.77%	345	1.66%	44,434	2.19%
Total mortgage-backed securities	$-	-%	$13,905	3.08%	$30,639	2.11%	$157,278	2.09%

Total securities designated as available for sale	$6,780	2.05%	$94,673	2.18%	$85,545	1.93%	$177,328	2.05%

Held to Maturity:
Debt Securities
States and political subdivisions	$6,096	3.34%	$441	3.25%	$412	3.03%	$-	-%
Total securities designated as held to maturity	$6,096	3.34%	$441	3.25%	$412	3.03%	$-	-%

Total securities	$12,876	2.66%	$95,114	2.07%	$85,957	1.94%	$177,328	2.05%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. Interest income on loans represented 89% of the total interest income of the Company in 2022 compared with 94% in 2021. The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.7 billion and $1.6 billion at December 31, 2022 and December 31, 2021, respectively. The net loan portfolio represented 77% and 81% of the Company’s average interest-earning assets during 2022 and 2021, respectively.

Real Estate Loans

Approximately 85% of the Bank’s total loan portfolio at December 31, 2022 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $1.42 billion at December 31, 2022, compared with $1.34 billion at December 31, 2021. The real estate loan portfolio increased by 7% in 2022 over 2021, primarily as a result of higher commercial real estate loans.

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Fixed rate residential mortgage loans outstanding totaled $431 million at December 31, 2022 compared with $400 million at December 31, 2021, which was 30% and 25% of total loans outstanding, respectively. This balance did not include any construction residential mortgage loans, which are discussed below. Residential mortgage originations in 2022 were $70 million compared with $121 million in 2021. The decrease was primarily the result of a decline in new mortgages and customer refinancings resulting from higher interest rates.

The Bank has a contractual arrangement with FNMA, pursuant to which the Bank sells certain mortgage loans to FNMA and the Bank retains the servicing rights to those loans. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. In 2022, the Bank sold $4.8 million in mortgages to FNMA under this arrangement, compared with $1 million in mortgages sold in 2021.

At December 31, 2022, the Company had approximately $59 million in unpaid principal balances of loans that it services for FHLMC, compared with $70 million at December 31, 2021. No loans were sold to FHLMC by the Company during the years 2022 and 2021.

At December 31, 2022, the Bank had retained the servicing rights on $57 million in mortgages sold to FNMA, compared with a $61 million servicing portfolio of loans sold to FNMA at December 31, 2021. The Company recorded a net servicing asset for such loans of $1.4 million at December 31, 2022 and 2021.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. The Bank’s outstanding adjustable rate residential mortgage loans were $10 million at December 31, 2022 compared with $11 million at December 31, 2021. At each respective time period adjustable rate residential mortgage loans represented less than 1% of total loans outstanding.

Overall, residential real estate loans increased from $411 million at December 31, 2021 to $440 million at December 31, 2022.

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors. The Bank’s outstanding commercial mortgage loans were $779 million at December 31, 2022, which was 47% of total loans outstanding, and 5% higher than the $740 million balance at December 31, 2021. The balance at December 31, 2022 included $713 million in fixed rate and $66 million in variable rate commercial mortgage loans, which include interest rate calls.

The Bank also offers other types of loans collateralized by real estate, such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio. At December 31, 2022, the real estate loan portfolio included $82 million of home equity loans, which represented 5% of total loans outstanding, compared with $81 million and 5% at December 31, 2021, respectively. The total home equity portfolio included $74 million in variable rate loans and $8 million in fixed rate loans.

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2022, adjustable rate construction loans outstanding totaled $103 million, or 6% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $18 million, or 1% of total loans outstanding. At December 31, 2021, adjustable rate construction loans outstanding totaled $84 million, or 5% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $19 million, or 1% of total loans outstanding.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s C&I loan portfolio totaled $250 million at December 31, 2022, compared with $237 million at December 31, 2021, a 5% increase. The increase in 2022 is attributable to the SBA forgiveness of PPP loans during 2021. At December 31, 2022 there were $0.9 million in PPP loans outstanding compared to $25 million at December 31, 2021. At December 31, 2022 commercial lines of credit increased $25 million since the end of 2021. Loan growth was muted due to economic factors, including the contraction in economic activity resulting from the pandemic and the reduced demand resulting from the availability of PPP loans. C&I loans represented 15% of the Bank’s total loans at the end of 2022 and 2021.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2022, 7% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or LIBOR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $0.6 million at December 31, 2022 compared with $0.7 million at December 31, 2021, representing less than 1% of the Bank’s total loans outstanding at those dates. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. This segment of the portfolio is done on an accommodation basis for customers. The Company does not actively try to grow the portfolio in a significant way. Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of loans outstanding as of December 31, 2022 and the classification of those loans according to sensitivity to changes in interest rates.

(in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total

Commercial and Industrial
Interest rates:
Fixed Rate	$824	$54,739	$63,737	$-	$119,300
Variable Rate	82,078	37,172	11,452	67	130,769
Total	$82,902	$91,911	$75,189	$67	$250,069

Commercial Real Estate *
Interest rates:
Fixed Rate	$18,116	$213,859	$476,577	$7,616	$716,168
Variable Rate	17,913	60,456	101,472	108	179,949
Total	$36,029	$274,315	$578,049	$7,724	$896,117

Residential Real Estate **
Interest rates:
Fixed Rate	$196	$5,730	$82,244	$345,981	$434,151
Variable Rate	-	35	453	9,110	9,598
Total	$196	$5,765	$82,697	$355,091	$443,749

Home Equity
Interest rates:
Fixed Rate	$11	$1,106	$6,874	$591	$8,582
Variable Rate	48	146	8,822	64,816	73,832
Total	$59	$1,252	$15,696	$65,407	$82,414

Consumer and other loans
Interest rates:
Fixed Rate	$8	$317	$100	$16	$441
Variable Rate	30	-	-	101	131
Total	$38	$317	$100	$117	$572

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

As of December 31, 2022 the amount of total uninsured deposits, deposits that exceed the limits provided by the FDIC, was $0.7 billion.

The following schedule indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2022:

Dollar Amount
At December 31, 2022:	(in thousands)
Three months or less	$3,464
Over three through six months	5,567
Over six through twelve months	26,706
Over twelve months	5,005
Total	$40,742

Total deposits at December 31, 2022 decreased $165 million or 9% from the end of 2021. The change from the prior year reflects movement of deposits of interest rate sensitive customers.

Included in the decrease was total savings of $218 million. Offsetting the decrease were increases in time deposits of $38 million and non-interest-bearing demand deposits and NOW deposits of $14 million. Competitive deposit pricing within the current market played a role in the changes in deposit mix from prior year.

Time deposits were $203 million as of December 31, 2022, a $38 million or 23% increase from December 31, 2021. Consumer time deposits increased $41 million or 26% from previous year end. Brokered time deposits, included in other time deposits, provide an additional funding source for loan growth. Brokered time deposits decreased $2 million from December 31, 2021 to December 31, 2022.

Federal Funds Purchased and Other Borrowed Funds

Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB. The Bank had $173.2 million outstanding on its overnight line of credit with the FHLB as of December 31, 2022. The Bank did not have an outstanding balance on its overnight line of credit with the FHLB as of December 31, 2021. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. At December 31, 2022, the Bank had $20 million in FHLB borrowings compared with $33 million at December 31, 2021. The FHLB borrowings as of December 31, 2022 have various maturity dates through 2024 and a weighted average rate of 4.42%.

Subordinated Debt

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to investors (the “Capital Securities”) and $0.3 million of common securities to the Company (the “Common Securities”). The Capital Securities represent preferred undivided interests in the assets of the Trust. The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers. In connection with the issuance and sale of the Capital Securities, the Company issued an $11.3 million floating rate junior subordinated debt security, due October 1, 2037, to the Trust. Payments from the Company under the junior subordinated debt security are the sole source of cash flow for the Trust and fund the Trust’s payments on its Capital Securities. The interest rate payable to holders of the Capital Securities was 7.42% at December 31, 2022.

On July 9, 2020, the Company issued and sold $20 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2030.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $7.1 and $4.1 million at December 31, 2022 and 2021, respectivaly. Balances can vary day to day based on customer needs.

Liquidity

The Company utilizes cash flows from its investment portfolio and federal funds sold balances to manage the liquidity requirements it experiences due to loan demand and deposit fluctuations.  The Bank also has many borrowing options.  As a member of the FHLB, the Bank is able to borrow funds at competitive rates.  Given the current collateral available, advances of up to $320 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement.  The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks.  By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could also borrow at the FRB’s discount window.  The Company’s liquidity needs also can be met by more aggressively pursuing time deposits, accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.  Additionally, the Company has access to capital markets as a funding source.

The cash flows from the Company’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices, so that securities are available for sale from time-to-time without the need to incur significant losses. At December 31, 2022, approximately 3% of the Company’s debt securities had maturity dates of one year or less, and approximately 29% had maturity dates of five years or less. In addition, the Company receives regular cash flows on its mortgage-backed securities.

The Company, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are liquid assets and potential liabilities.  The Company stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases.  At December 31, 2022, in the stress test, the Bank had net short-term liquidity available of $209 million as compared with $724 million at December 31, 2021.  Available assets of $377 million divided by public and purchased funds of $506 million resulted in a long-term liquidity ratio of 75% at December 31, 2022, compared with 153% at December 31, 2021.

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

At December 31, 2022, the Company had commitments to extend credit of $387 million, compared with $395 million at December 31, 2021. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $154 million at December 31, 2022, a decrease from $184 million at December 31, 2021. Equity as a percentage of assets was 7.07% and 8.3% at December 31, 2022 and 2021, respectively. Book value per share of common stock decreased to $28.32 at December 31, 2022 from $33.54 at December 31, 2021. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes that have resulted in significant unrealized losses on investment securities, which reduced book value per share at December 31, 2022 by $8.13 when compared with the last year. The decrease in stockholders’ equity and book value per share was primarily the result of $44.2 million net of tax unrealized losses on available for sale investment securities, and $6.9 million in dividends paid to common stockholders, partially offset by $22.4 million of net income in 2022.

The aggregate dividend payment of $1.26 per share in 2022 was $0.06, or 5% higher per share than dividends paid in 2021. The Company typically pays a semi-annual dividend in April and October of each year. Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 3.37% at December 31, 2022.

Included in stockholders’ equity is accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized losses after tax were $47.3 million at December 31, 2022, compared with $3.2 million at December 31, 2021. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2022 or 2021.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes. In 2022 and 2021, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2022	December 31, 2021
Changes in interest rates

+200 basis points	$(2,867)	$1,375
+100 basis points	770	3,569

-100 basis points	(962)	(2,183)
-200 basis points	(2,661)	NM

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2022 and December 31, 2021, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with lower net interest income resulting from a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2022 included $348 million in undisbursed lines of credit at an average interest rate of 6.83%; $0.3 million in fixed rate loan origination commitments at 6.10%; and $4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. Unused overdraft protection lines totaled $22 million.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$56,659	$67,828	$75,075	$84,568	$144,570	$1,244,221	$1,672,921	$1,564,641
Average interest	6.88%	5.96%	5.64%	4.76%	4.97%	4.80%	4.97%	4.97%

Investment securities	$12,876	$8,592	$25,451	$32,507	$28,565	$263,284	$371,275	$371,135
Average interest	2.66%	3.00%	2.20%	1.86%	1.93%	2.01%	2.05%	2.05%

Interest-bearing Liabilities
Interest-bearing
deposits	$1,239,756	$23,743	$9,332	$2,831	$2,307	$-	$1,277,969	$1,275,212
Average interest	0.70%	2.41%	1.73%	0.11%	0.10%	-%	0.74%	0.74%

Other borrowed funds	$186,443	$6,304	$-	$-	$-	$-	$192,747	$180,843
Average interest	4.47%	3.08%	-%	-%	-%	-%	4.42%	4.42%

Securities sold under
agreements to repurchase	$7,147	$-	$-	$-	$-	$-	$7,147	$7,147
Average interest	0.16%	-%	-%	-%	-%	-%	0.16%	0.16%

Subordinated debt	$-	$-	$-	$-	$-	$31,330	$31,330	$30,263
Average interest	-%	-%	-%	-%	-%	4.86%	4.86%	4.86%

Operating lease
obligations	$1,055	$919	$744	$672	$419	$1,374	$5,183	$4,723
Average interest	3.08%	3.02%	2.84%	2.78%	2.83%	3.37%	3.05%	3.05%

The amounts in the above table exclude acquisition fair value adjustments and debt issuance costs.

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. On a quarterly basis, the balance sheet is shocked for immediate rate movement of 200 basis points. At December 31, 2022, the Company determined it would take an immediate movement in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2023 include the purchase of technology to improve workflow automation and operational efficiency. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $0.8 million, with current assets.

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

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. Net income from banking activities was $20.9 million in 2022 compared with $22.7 million in 2021. The decrease in net income from banking activities was driven by $2.7 million of provision for loan losses in 2022 compared with a credit for loan losses of $1.5 million in 2021. Net interest income increased $0.2 million from $72.8 million in 2021 to $73.0 million in 2022. Non-interest expense decreased $0.7 million to $52.1 million in 2022. Total assets of the banking activities segment were $2.2 billion at December 31, 2022, an decrease of $32 million or 1.5% from December 31, 2021.

The insurance activities segment includes activities of TEA, a property and casualty insurance agency with locations in the Western New York area. Net income from insurance activities was $1.5 million in 2022, an increase from $1.3 million in 2021. TEA’s total assets were $18.0 million at December 31, 2022 and $18.3 million at December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Evans Bancorp, Inc.

Williamsville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Allowance for Loans Collectively Evaluated for Impairment.

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is management’s best estimate of probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses was $19.4 million as of December 31, 2022, which consists of two components: the allowance related to loans individually evaluated for impairment, representing $0.4 million and the allowance related to loans collectively evaluated for impairment, representing $19.1 million.

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

Grand Rapids, Michigan

March 3, 2023

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND DECEMBER 31, 2021
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$16,796	$9,856
Interest-bearing deposits at banks	6,258	234,929
Securities:
Available for sale, at fair value (amortized cost: $428,216 at December 31, 2022;	364,326	305,959
$310,228 at December 31, 2021)
Held to maturity, at amortized cost (fair value: $6,809 at December 31, 2022;	6,949	3,165
$3,179 at December 31, 2021)
Federal Home Loan Bank common stock, at cost	10,437	3,045
Federal Reserve Bank common stock, at cost	3,074	3,039
Loans, net of allowance for loan losses of $19,438 at December 31, 2022
and $18,438 at December 31, 2021	1,652,931	1,553,467
Properties and equipment, net of accumulated depreciation of $11,596 at December 31, 2022
and $10,283 at December 31, 2021	16,999	17,789
Goodwill	12,702	12,702
Intangible assets	1,227	1,627
Bank-owned life insurance	41,826	34,295
Operating lease right-of-use asset	4,392	4,826
Other assets	40,593	25,941

TOTAL ASSETS	$2,178,510	$2,210,640

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$493,710	$492,864
NOW	273,359	259,908
Savings	801,943	1,019,925
Time	202,667	164,340
Total deposits	1,771,679	1,937,037

Securities sold under agreement to repurchase	7,147	4,112
Other borrowings	193,001	32,879
Operating lease liability	4,723	5,210
Other liabilities	16,892	16,536
Subordinated debt	31,075	30,974
Total liabilities	2,024,517	2,026,748

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 5,544,339 and 5,482,756 shares issued at December 31, 2022 and December 31, 2021, respectively, and 5,437,048 and 5,482,756 outstanding at December 31, 2022
and December 31, 2021, respectively	2,775	2,744
Capital surplus	81,031	78,795
Treasury stock, at cost, 107,291 and 0 shares at December 31, 2022 and
December 31, 2021, respectively	(3,891)	-
Retained earnings	123,356	108,024
Accumulated other comprehensive loss, net of tax	(49,278)	(5,671)
Total stockholders' equity	153,993	183,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,178,510	$2,210,640

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(in thousands, except share and per share amounts)

	2022	2021	2020
INTEREST INCOME
Loans	$70,562	$72,955	$64,753
Interest bearing deposits at banks	596	187	247
Securities:
Taxable	8,037	4,224	3,587
Non-taxable	287	214	246
Total interest income	79,482	77,580	68,833
INTEREST EXPENSE
Deposits	3,589	2,864	7,721
Other borrowings	1,147	315	311
Subordinated debt	1,791	1,616	1,019
Total interest expense	6,527	4,795	9,051
NET INTEREST INCOME	72,955	72,785	59,782
PROVISION (CREDIT) FOR LOAN LOSSES	2,739	(1,513)	5,351
NET INTEREST INCOME AFTER
PROVISION (CREDIT) FOR LOAN LOSSES	70,216	74,298	54,431
NON-INTEREST INCOME
Deposit service charges	2,861	2,531	2,242
Insurance service and fees	10,453	10,457	10,610
Gain on loans sold	95	11	383
Bank-owned life insurance	707	853	680
Loss on tax credit investments	-	(30)	(2,475)
Refundable state historic tax credit	-	21	1,857
Gain on sale of securities	-	-	667
Interchange fee income	2,071	2,116	1,755
Other	3,084	2,888	2,518
Total non-interest income	19,271	18,847	18,237
NON-INTEREST EXPENSE
Salaries and employee benefits	38,854	38,612	32,990
Occupancy	4,619	4,698	4,296
Advertising and public relations	1,159	1,427	1,128
Professional services	3,425	3,587	3,544
Technology and communications	5,187	5,376	5,234
Amortization of intangibles	400	537	533
Merger-related expenses	-	-	5,958
FDIC insurance	1,025	1,133	1,090
Other	5,266	5,849	5,087
Total non-interest expense	59,935	61,219	59,860
INCOME BEFORE INCOME TAXES	29,552	31,926	12,808

INCOME TAX PROVISION	7,163	7,883	1,562

NET INCOME	$22,389	$24,043	$11,246

Net income per common share-basic	$4.07	$4.41	$2.15
Net income per common share-diluted	$4.04	$4.37	$2.13
Weighted average number of common shares outstanding	5,495,044	5,447,057	5,232,881
Weighted average number of diluted shares outstanding	5,536,375	5,501,511	5,268,560

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(in thousands)
	2022	2021	2020

NET INCOME	$22,389	$24,043	$11,246

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	(44,188)	(5,557)	2,369
Reclassification of gain on sale of securities	-	-	(494)
Total	(44,188)	(5,557)	1,875

Defined benefit pension plans:
Amortization of prior service cost	22	23	23
Amortization of actuarial loss	200	280	330
Actuarial gains (losses)	359	302	(364)
Total	581	605	(11)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(43,607)	(4,952)	1,864

COMPREHENSIVE INCOME (LOSS)	$(21,218)	$19,091	$13,110

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	$2,467	$63,302	$85,267	$(2,583)	$-	$148,453
Net Income			11,246			11,246
Other comprehensive income				1,864		1,864
Cash dividends ($1.16 per common share)			(5,991)			(5,991)
Stock compensation expense		883				883
Reissued 310 restricted shares						-
Issued 23,338 restricted shares, net of forfeitures	12	(12)				-
Issued 6,813 shares under Dividend Reinvestment Plan	3	148				151
Issued 19,434 shares in Employee Stock Purchase Plan	9	407				416
Issued 9,230 shares in stock option exercises	5	145				150
Issued 422,475 shares in stock consideration	212	11,521				11,733
Reissued 501 shares in stock option exercises						-
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$-	$168,905
Net Income			24,043			24,043
Other comprehensive income				(4,952)		(4,952)
Cash dividends ($1.20 per common share)			(6,541)			(6,541)
Stock compensation expense		947				947
Issued 18,181 restricted shares, net of forfeitures	9	(9)				-
Issued 8,293 shares under Dividend Reinvestment Plan	4	290				294
Issued 12,166 shares in Employee Stock Purchase Plan	6	393				399
Issued 19,715 shares in stock option exercises	10	187				197
Issued 13,017 shares for earnout	7	593				600
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			22,389			22,389
Other comprehensive income				(43,607)		(43,607)
Cash dividends ($1.26 per common share)			(6,942)			(6,942)
Stock compensation expense		1,206				1,206
Repurchased 112,068 shares of Common Stock					(4,140)	(4,140)
Issued 18,844 restricted shares	9	(9)				-
Reissued 7,244 restricted shares in stock option exercises		10	(115)		249	144
Forfeitures 2,467 shares of restricted stock						-
Issued 7,738 shares under Dividend Reinvestment Plan	4	291				295
Issued 12,731 shares in Employee Stock Purchase Plan	7	377				384
Issued 22,270 shares in stock option exercises	11	361	-		-	372
Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(in thousands)
	2022	2021	2020

OPERATING ACTIVITIES:
Interest received	$76,390	$71,457	$63,677
Fees received	17,958	19,197	17,240
Interest paid	(6,513)	(5,997)	(10,830)
Cash paid to employees and vendors	(58,294)	(58,267)	(59,312)
Income tax paid	(3,327)	(5,790)	(2,953)
Proceeds from sale of loans held for resale	4,897	949	15,408
Originations of loans held for resale	(4,704)	(1,037)	(15,443)

Net cash provided by operating activities	26,407	20,512	7,787

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(144,413)	(189,838)	(91,504)
Proceeds from sales	-	-	25,553
Proceeds from maturities, calls, and payments	19,066	37,928	55,892
Held to maturity securities:
Purchases	(6,651)	(3,845)	(5,361)
Proceeds from maturities, calls, and payments	2,867	4,884	3,543
Cash paid for bank owned life insurance	(6,830)	-	-
Proceeds from bank-owned life insurance claims	378	-	-
Additions to properties and equipment	(1,008)	(1,033)	(5,822)
Proceeds from sales of assets	-	581	1,500
Proceeds (purchase) of tax credit investment	191	(1,913)	-
Sale of other real estate	1,380	129	982
Net cash used in acquisitions	-	(900)	(6,490)
Net (increase) decrease in loans	(101,555)	131,387	(191,684)

Net cash used in investing activities	(236,575)	(22,620)	(213,391)

FINANCING ACTIVITIES:
Proceeds (repayments) of short-term borrowings, net	176,236	(675)	(16,329)
(Repayments of) proceeds from long-term borrowings	(12,598)	(10,454)	20,693
Debt issuance cost of long term borrowings	-	-	(509)
Net (decrease) increase in deposits	(165,314)	166,069	265,770
Dividends paid	(6,942)	(6,541)	(5,991)
Repurchase of treasury stock	(4,140)	-	-
Issuance of common stock	1,051	890	717
Reissuance of treasury stock	144	-	-

Net cash (used in) provided by financing activities	(11,563)	149,289	264,351

Net (decrease) increase in cash and equivalents	(221,731)	147,181	58,747

CASH AND CASH EQUIVALENTS:
Beginning of year	244,785	97,604	38,857

End of year	$23,054	$244,785	$97,604

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020
(in thousands)
	2022	2021	2020

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$22,389	$24,043	$11,246

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,647	1,260	1,205
Deferred tax expense (benefit)	251	1,520	(1,852)
Provision (credit) for loan losses	2,739	(1,513)	5,351
Loss on tax credit investment	-	30	2,475
Changes in refundable state historic tax credits	-	(21)	(1,857)
Net (gain) loss on sales of assets and other real estate owned	(196)	135	(702)
Gain on sales of securities	-	-	(667)
Gain on loans sold	(95)	(11)	(383)
Stock compensation expense	1,206	947	883
Proceeds from sale of loans held for resale	4,897	949	15,408
Originations of loans held for resale	(4,704)	(1,037)	(15,443)
Changes in assets and liabilities affecting cash flow:
Other assets	2,914	(8,679)	(5,745)
Other liabilities	(4,641)	2,889	(2,132)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$26,407	$20,512	$7,787

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired in acquisition (non-cash)	$-	$-	$311,847
Fair value of liabilities assumed in acquisition	$-	$-	$296,076

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

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

Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Bank has the intent to sell a security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the Bank does not expect to recover the entire amortized cost basis of the security. If the Bank intends to sell a security or if it is more likely than not that the Bank will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If the Bank does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income or loss.

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

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and are not included in calculating diluted earnings per share. There were 55,555, 57,322 and 81,770 anti-dilutive shares in 2022, 2021 and 2020, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes both net income and other comprehensive income (loss), including the change in unrealized gains and losses on securities available for sale, and the change in the liability related to pension costs, net of tax.

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

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party. The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement. There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2022 and 2021, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. ASUs adopted by the Company during its current fiscal year did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2022, to the extent management believes their adoption will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – The Company adopted ASU 2016-13 on January 1, 2023. ASU 2016-13 replaces the “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Both financial institutions and users of their financial statements expressed concern that current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the “probable” threshold. The main objective of this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL, in the industry) is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company has finalized the methodology determination, software models, quantitative framework, and policies and procedures for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of the CECL calculation and is working with an independent third-party consultant to review internal procedures, policies, assumptions, and validate system models.

2.ACQUISITIONS

The Company did not have any acquisitions during 2022 or 2021. On May 1, 2020, the Company completed the acquisition of FSB Bancorp, Inc., a Maryland corporation and the parent holding company of Fairport Savings Bank (“FSB”). On that date, FSB was merged into Evans Bank, a wholly owned banking subsidiary of the Company.

There were no merger-related expenses recorded in 2022 or 2021. Direct acquisition and other charges incurred in connection with the FSB merger were expensed as incurred and totaled $6.0 million for the year ended December 31, 2020. These expenses were recorded in merger-related expense on the consolidated statements of income.

The following table presents selected unaudited pro forma financial information reflecting the FSB merger assuming it was completed as of January 1, 2020. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the FSB merger actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full year period. The unaudited pro forma information is based on the actual financial statements of the Company for the period presented, and on the actual financial statements of FSB for the year ended December 31, 2020 until the date of the FSB merger, at which time FSB’s results of operations were included in the Company’s financial statements.

2020
(in thousands)
Net interest income after provision	$56,090
Non-interest income	18,826
Non-interest expense	57,409
Net income	14,723

The unaudited supplemental pro forma information for the year ended December 31, 2020 set forth above reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Furthermore, the unaudited supplemental pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings for periods that include data as of May 1, 2020 or earlier. The disclosures regarding the results of operations for FSB subsequent to its acquisition date are omitted as this information is not practical to obtain.

3.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$165,495	$1	$(24,814)	$140,682
States and political subdivisions	23,480	4	(1,662)	21,822
Total debt securities	$188,975	$5	$(26,476)	$162,504

Mortgage-backed securities:
FNMA	$75,921	$-	$(12,819)	$63,102
FHLMC	46,922	-	(6,695)	40,227
GNMA	40,039	-	(6,580)	33,459
SBA	22,556	-	(2,419)	20,137
CMO	53,803	-	(8,906)	44,897
Total mortgage-backed securities	$239,241	$-	$(37,419)	$201,822

Total securities designated as available for sale	$428,216	$5	$(63,895)	$364,326

Held to Maturity:
Debt securities
States and political subdivisions	$6,949	$-	$(140)	$6,809

Total securities designated as held to maturity	$6,949	$-	$(140)	$6,809

	2021
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$99,005	$199	$(2,386)	$96,818
States and political subdivisions	6,150	96	-	6,246
Total debt securities	$105,155	$295	$(2,386)	$103,064

Mortgage-backed securities:
FNMA	$64,056	$222	$(1,068)	$63,210
FHLMC	38,796	62	(424)	38,434
GNMA	31,814	15	(615)	31,214
SBA	17,919	343	(54)	18,208
CMO	52,488	175	(834)	51,829
Total mortgage-backed securities	$205,073	$817	$(2,995)	$202,895

Total securities designated as available for sale	$310,228	$1,112	$(5,381)	$305,959

Held to Maturity:
Debt securities
States and political subdivisions	$3,165	$17	$(3)	$3,179

Total securities designated as held to maturity	$3,165	$17	$(3)	$3,179

Available for sale securities with a total fair value of $226 million and $207 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2022 and 2021, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2022 is summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	December 31, 2022
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$6,849	$6,780
Due after one year through five years	87,550	80,768
Due after five years through ten years	65,586	54,906
Due after ten years	28,990	20,050
	188,975	162,504

Mortgage-backed securities
available for sale	239,241	201,822

Total	$428,216	$364,326

Debt securities held to maturity:

Due in one year or less	$6,096	$6,061
Due after one year through five years	441	407
Due after five years through ten years	412	341
Due after ten years	-	-
Total	$6,949	$6,809

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains or losses from sales of securities in 2022 or 2021. Gross realized gains and gross realized losses on sales of investment securities were $0.7 million and less than $0.1 million, respectively, in 2020.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2022 and 2021 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$68,292	$(5,929)	$71,389	$(18,885)	$139,681	$(24,814)
States and political subdivisions	19,540	(1,645)	418	(17)	19,958	(1,662)
Total debt securities	$87,832	$(7,574)	$71,807	$(18,902)	$159,639	$(26,476)

Mortgage-backed securities:
FNMA	$23,242	$(3,081)	$39,860	$(9,738)	$63,102	$(12,819)
FHLMC	11,927	(790)	28,300	(5,905)	40,227	(6,695)
GNMA	10,763	(1,298)	22,696	(5,282)	33,459	(6,580)
SBA	16,996	(1,971)	3,141	(448)	20,137	(2,419)
CMO	11,288	(673)	33,609	(8,233)	44,897	(8,906)
Total mortgage-backed securities	$74,216	$(7,813)	$127,606	$(29,606)	$201,822	$(37,419)

Held to Maturity:
Debt securities:
States and political subdivisions	$6,627	$(118)	$182	$(22)	$6,809	$(140)

Total temporarily impaired
securities	$168,675	$(15,505)	$199,595	$(48,530)	$368,270	$(64,035)

	2021

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)
States and political subdivisions	-	-	-	-	-	-
Total debt securities	$50,381	$(884)	$27,488	$(1,502)	$77,869	$(2,386)

Mortgage-backed securities:
FNMA	$48,008	$(903)	$2,941	$(165)	$50,949	$(1,068)
FHLMC	35,851	(423)	76	(1)	35,927	(424)
GNMA	30,252	(615)	143	-	30,395	(615)
SBA	2,824	(25)	1,218	(29)	4,042	(54)
CMO	38,313	(833)	25	(1)	38,338	(834)
Total mortgage-backed securities	$155,248	$(2,799)	$4,403	$(196)	$159,651	$(2,995)

Held to Maturity:
Debt securities:
States and political subdivisions	$1,782	$(3)	$-	$-	$1,782	$(3)

Total temporarily impaired
securities	$207,411	$(3,686)	$31,891	$(1,698)	$239,302	$(5,384)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2022 and 2021 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges in 2022, 2021, or 2020. The creditworthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

4.LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Major categories of loans at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$440,123	$411,060
Commercial and multi-family	778,714	739,761
Construction-Residential	3,626	5,109
Construction-Commercial	117,403	98,012
Home equities	82,414	81,238
Total real estate loans	1,422,280	1,335,180

Commercial and industrial loans	250,069	237,077
Consumer and other loans	572	719
Unaccreted yield adjustments*	(552)	(1,071)
Total gross loans	1,672,369	1,571,905

Allowance for loan losses	(19,438)	(18,438)

Loans, net	$1,652,931	$1,553,467

*Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

At December 31, 2022, the outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million, respectively, relatively consistent with an outstanding principal balance and carrying amount of $0.8 million at December 31, 2021. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2022 or 2021.

There were $495 million and $619 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2022 and 2021, respectively.

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

The Company, in its normal course of business, sells certain residential mortgages which it originates to FNMA. The Company maintains servicing rights on the loans that it sells to FNMA and earns a fee thereon. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2022 and 2021, the Company had approximately $57 million and $61 million, respectively, in unpaid principal balances of loans that it services for FNMA. For the years ended December 31, 2022 and 2021, the Company sold $4.5 million and $1 million, respectively, in loans to FNMA and realized gains on those sales of $0.1 million and less than $0.1 million, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.

At December 31, 2022, the Company also had approximately $59 million in unpaid principal balances of loans that it services for FHLMC, compared with $70 million at December 31, 2021. No loans were sold to FHLMC by the Company during the years 2022 and 2021.

The Company had a related asset carried at fair value of approximately $1.1 million and $0.9 million for the servicing portfolio rights at December 31, 2022 and 2021, respectively. At December 31, 2022 no residential mortgages were held for sale, compared to $0.1 million in loans held for sale at December 31, 2021. The carrying value approximates fair value.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a higher risk of loss. These loans included overdrawn deposit accounts classified as loans of $0.1 million at December 31, 2022 and 2021.

The following tables summarize the allowance for loan losses, as of December 31, 2022 and 2021, respectively, by portfolio segment. The segments presented are at the level management uses to assess and monitor the risk and performance of the portfolio.

2022

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(1,546)	-	(170)	(125)	(30)	(1,871)
Recoveries	114	-	18	-	-	132
Provision (Credit)	3,103	(772)	251	100	57	2,739
Ending balance	$4,980	$11,595	$153	$2,102	$608	$19,438

Allowance for loan
losses:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-
Individually evaluated
for impairment	-	251	-	28	77	356
Collectively evaluated
for impairment	4,980	11,344	153	2,074	531	19,082
Total	$4,980	$11,595	$153	$2,102	$608	$19,438

Loans:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$687	$-	$687
Individually evaluated
for impairment	2,697	18,144	-	4,020	949	25,810
Collectively evaluated
for impairment	247,372	877,973	572	439,042	81,465	1,646,424
Total	$250,069	$896,117	$572	$443,749	$82,414	$1,672,921

Note: Loan balances do not include $(0.6) million of unaccreted yield adjustments as of December 31, 2022.

* includes construction loans

2021

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for loan
losses:
Beginning balance	$4,882	$13,249	$45	$1,658	$581	$20,415
Charge-offs	(424)	(1)	(147)	-	-	(572)
Recoveries	76	-	30	-	2	108
Provision (Credit)	(1,225)	(881)	126	469	(2)	(1,513)
Ending balance	$3,309	$12,367	$54	$2,127	$581	$18,438

Allowance for loan
losses:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-
Individually evaluated
for impairment	$100	345	-	9	41	495
Collectively evaluated
for impairment	3,209	12,022	54	2,118	540	17,943
Total	$3,309	$12,367	$54	$2,127	$581	$18,438

Loans:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$803	$-	$803
Individually evaluated
for impairment	$5,028	11,925	-	2,598	1,236	20,787
Collectively evaluated
for impairment	232,049	825,848	719	412,768	80,002	1,551,386
Total	$237,077	$837,773	$719	$416,169	$81,238	$1,572,976

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

The following table provides data, at the class level, of credit quality indicators of certain loans, as of December 31, 2022 and 2021, respectively:

2022
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$77,378	$567,112	$644,490	$177,278
Watch	22,639	168,626	191,265	40,603
Special Mention	4,979	17,965	22,944	25,316
Substandard	12,407	25,011	37,418	6,872
Doubtful/Loss	-	-	-	-
Total	$117,403	$778,714	$896,117	$250,069

2021
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$65,211	$480,159	$545,370	$152,675
Watch	19,108	182,502	201,610	64,406
Special Mention	7,045	33,219	40,264	10,200
Substandard	6,648	43,881	50,529	9,796
Doubtful/Loss	-	-	-	-
Total	$98,012	$739,761	$837,773	$237,077

The Company continues to evaluate its portfolio of loans to clients within the hotel industry for residual impacts of the COVID-19 pandemic. Loans that have returned to compliance with contractual payment terms for a sustained period have been upgraded out of the watch or criticized categories. The Company identified a well-defined weakness in the hotel industry and classified the $81 million of loans to clients within that industry during 2020. Subsequently, more than half of this portfolio has been upgraded of paid off. Currently, $30 million of the hotel portfolio remains in criticized status at the end of 2022. Total criticized assets decreased to $93 million at December 31, 2022 compared with $111 million at the end of 2021.

The Company evaluates the loan portfolio to ensure that specific credits are appropriately graded and reserved. At least annually, borrowers’ financial information is reviewed by the individual relationship managers. Independent of the individual relationship managers, the credit department performs annual reviews on all requisite relationships within the loan portfolio. In addition to the credit department, the Company has engaged an independent vendor to monitor the management of the Company’s commercial loan portfolio. The Company’s loan review function reviews a percentage of the commercial loan portfolio based on an annual risk assessment, typically ranging from 40% to 50%. The Company believes that the allowance for loan losses is reflective of a fair assessment of the current environment and credit quality trends.

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

A summary of current, past due, and nonaccrual loans as of December 31, 2022 and 2021 follows:

2022
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$246,393	$235	$684	$139	$2,618	$250,069
Residential real estate:
Residential	434,773	1,111	-	472	3,767	440,123
Construction	3,626	-	-	-	-	3,626
Commercial real estate:
Commercial	770,911	1,079	-	75	6,649	778,714
Construction	107,063	-	-	1,648	8,692	117,403
Home equities	80,797	752	198	100	567	82,414
Consumer and other	567	3	1	1	-	572
Total Loans	$1,644,130	$3,180	$883	$2,435	$22,293	$1,672,921

2021
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$229,724	$1,336	$568	$548	$4,901	$237,077
Residential real estate:
Residential	402,992	3,466	1,563	-	3,039	411,060
Construction	5,109	-	-	-	-	5,109
Commercial real estate:
Commercial	711,481	16,451	6,073	-	5,756	739,761
Construction	93,842	757	-	480	2,933	98,012
Home equities	79,644	627	209	-	758	81,238
Consumer and other	706	9	4	-	-	719
Total Loans	$1,523,498	$22,646	$8,417	$1,028	$17,387	$1,572,976

The following table provides data, at the class level, of impaired loans:

	At December 31, 2022			2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$2,697	$3,334	$-	$2,654	$82
Residential real estate:
Residential	4,607	5,109	-	4,522	57
Construction	-	-	-	-	-
Commercial real estate:
Commercial	9,453	9,778	-	7,928	288
Construction	7,360	7,500	-	3,715	282
Home equities	813	885	-	778	24
Consumer and other	-	-	-	-	-
Total impaired loans	$24,930	$26,606	$-	$19,597	$733

	At December 31, 2022			2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$-	$-	$-	$-	$-
Residential real estate:
Residential	59	59	28	59	-
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	-	-	-	-
Construction	1,331	1,499	251	1,360	-
Home equities	136	153	77	58	2
Consumer and other	-	-	-	-	-
Total impaired loans	$1,526	$1,711	$356	$1,477	$2

	At December 31, 2022			2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$2,697	$3,334	$-	$2,654	$82
Residential real estate:
Residential	4,666	5,168	28	4,581	57
Construction	-	-	-	-	-
Commercial real estate:
Commercial	9,453	9,778	-	7,928	288
Construction	8,691	8,999	251	5,075	282
Home equities	949	1,038	77	836	26
Consumer and other	-	-	-	-	-
Total impaired loans	$26,456	$28,317	$356	$21,074	$735

	At December 31, 2021			2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(in thousands)
Commercial and industrial	$4,874	$5,712	$-	$5,126	$22
Residential real estate:
Residential	3,297	3,654	-	3,602	27
Construction	-	-	-	-	-
Commercial real estate:
Commercial	8,821	9,338	-	11,223	270
Construction	1,395	1,499	-	1,144	-
Home equities	1,127	1,324	-	1,319	12
Consumer and other	-	-	-	-	-
Total impaired loans	$19,514	$21,527	$-	$22,414	$331

	At December 31, 2021			2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:	(in thousands)
Commercial and industrial	$154	$158	$100	$159	$4
Residential real estate:
Residential	60	60	9	59	1
Construction	-	-	-	-	-
Commercial real estate:
Commercial	171	717	16	191	-
Construction	1,538	1,555	329	1,642	-
Home equities	109	109	41	109	-
Consumer and other	-	-	-	-	-
Total impaired loans	$2,032	$2,599	$495	$2,160	$5

	At December 31, 2021			2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:	(in thousands)
Commercial and industrial	$5,028	$5,870	$100	$5,285	$26
Residential real estate:
Residential	3,357	3,714	9	3,661	28
Construction	-	-	-	-	-
Commercial real estate:
Commercial	8,992	10,055	16	11,414	270
Construction	2,933	3,054	329	2,786	-
Home equities	1,236	1,433	41	1,428	12
Consumer and other	-	-	-	-	-
Total impaired loans	$21,546	$24,126	$495	$24,574	$336

	2020
	Average Recorded Investment			Interest Income Recognized
	With no related allowance recorded:	With related allowance recorded:	Total	With no related allowance recorded:	With related allowance recorded:	Total
Commercial and industrial	$1,952	$4,938	$6,890	$8	$25	$33
Residential real estate:
Residential	3,754	-	3,754	60	-	60
Construction	-	-	-	-	-	-
Commercial real estate:
Commercial	12,397	2,943	15,340	209	10	219
Construction	1,315	1,556	2,871	-	53	53
Home equities	1,565	109	1,674	23	1	24
Consumer and other	-	3	3	-	-	-
Total impaired loans	$20,983	$9,549	$30,532	$300	$89	$389

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

The Bank had no loan commitments to borrowers in non-accrual status at December 31, 2022 and 2021.

Troubled debt restructurings (“TDRs”)

The following tables summarize the loans that were classified as troubled debt restructurings as of the dates indicated:

	December 31, 2022
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$814	$735	$79	$-
Residential real estate:
Residential	875	530	345	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	2,803	-	2,803	-
Construction	-	-	-	-
Home equities	387	5	382	-
Consumer and other	-	-	-	-
Total TDR loans	$4,879	$1,270	$3,609	$-

	December 31, 2021
	(in thousands)
	Total	Nonaccruing	Accruing	Related Allowance
Commercial and industrial	$1,003	$876	$127	$-
Residential real estate:
Residential	989	627	362	-
Construction	-	-	-	-
Commercial real estate:
Commercial and multi-family	3,236	-	3,236	-
Construction	-	-	-	-
Home equities	490	12	478	-
Consumer and other	-	-	-	-
Total TDR loans	$5,718	$1,515	$4,203	$-

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

The following tables show the data for TDR activity by type of concession granted to the borrower during 2022 and 2021:

	Year ended December 31, 2022			Year ended December 31, 2021
	(Recorded Investment in thousands)			(Recorded Investment in thousands)
Troubled Debt Restructurings by Type of Concession	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial and Industrial:
Extension of maturity	1	$461	$461	-	$-	$-
Residential Real Estate & Construction
Commercial Real Estate & Construction
Home Equities:	-	-	-	-	-	-
Extension of maturity and
interest rate reduction	1	38	38	-	-	-
Consumer and other loans	-	-	-	-	-	-

Modifications made to loans in a troubled debt restructuring did not have a material impact on the Company’s net income for the years ended December 31, 2022 and 2021. All of the C&I and commercial real estate TDRs were already considered impaired and sufficiently reserved for prior to being identified as a TDR.

The general practice of the Bank is to work with borrowers so that they are able to repay their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR and the loan is determined to be uncollectible, the loan will be charged-off to its collateral value. A loan is considered in default when the loan is 90 days past due. Loans which were classified as TDRs during the preceding twelve months and which subsequently defaulted during the twelve-month periods ended December 31, 2022 and 2021 were not material. Commitments to lend additional amounts on loans classified as TDRs were not material as of December 31, 2022 and 2021.

5.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2022	2021
	(in thousands)
Land	$845	$845
Buildings and improvements	18,815	18,563
Furniture, fixtures, and equipment	8,935	8,664
	28,595	28,072
Less accumulated depreciation	(11,596)	(10,283)
Properties and equipment, net	$16,999	$17,789

Depreciation expense totaled $1.7 million in 2022, $1.8 million in 2021, and $1.6 million in 2020.

6.LEASES

The Company’s leases, consisting of property leases for certain of our bank branches and insurance agency offices, are classified as operating leases. Operating lease Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets were $4.4 million and $4.8 million as of December 31, 2022 and 2021, respectively. Lease liabilities were $4.7 million and $5.2 million as of December 31, 2022 and 2021, respectively. As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term. Operating lease expenses were $1.1 million during the years ended December 31, 2022 and 2021, respectively, and are included in occupancy expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities were $1.0 million and $1.1 million during the years ended December 31, 2022 and 2021, respectively, and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases was 3.0% as of December 31, 2022 and 2.8% as of December 31, 2021.  The weighted average remaining lease term related to the Company’s leases was 6.7 years and 7.4 years as of December 31, 2022 and 2021, respectively.  Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Year Ending December 31,
(in thousands)
2023	$1,055
2024	919
2025	744
2026	672
2027	419
Thereafter	1,374
Total future minimum lease payments	5,183
Less imputed interest	460
Total	$4,723

ROU assets obtained in exchange for lease obligations were $0.5 million during the years ended December 31, 2022 and 2021.

7.GOODWILL AND INTANGIBLE ASSETS

Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill. The Company had $12.7 million in goodwill at December 31, 2022 and 2021, including $10.9 million in the insurance agency activities segment and $1.8 million in the banking activities segment. There were no additions to goodwill during 2022 or 2021.

Goodwill is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company measures the fair value of the banking and insurance agency reporting units annually, as of December 31. There was no impairment of goodwill recognized during 2022. An $11 thousand impairment of goodwill was recognized in 2021 related to the discontinued operations of a business within the insurance agency reporting unit.

There were no additions to intangible assets during 2022 or 2021. The gross carrying amount and accumulated amortization of other intangible assets at December 31, 2022 and December 31, 2021 were as follows:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized intangible asset:
Other insurance intangibles	$3,325	(2,210)	$3,325	(1,828)
Core deposit intangibles	166	(54)	166	(36)
Total	$3,491	(2,264)	$3,491	(1,864)

Total intangible assets have an estimated weighted average remaining life of 4.1 years. Core deposit intangibles have an estimated weighted average remaining life of 7.3 years. Other insurance intangibles have an estimated weighted average remaining life of 3.8 years. Amortization expense related to intangibles for the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $0.5 million, and $0.5 million, respectively. During 2021, the Company recorded less than $0.1 million of impairment related to an other insurance intangible asset that was determined to be valueless. There was no impairment of intangible assets recognized during 2022.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2023	$389
2024	378
2025	218
2026	60
2027	60
Thereafter	122
$1,227

8.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $40.7 million and $25.3 million at December 31, 2022 and 2021, respectively. Brokered time deposits totaled $6.5 million and $8.7 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of all time deposits were as follows:

(in thousands)
2023	$164,447
2024	23,750
2025	9,332
2026	2,831
2027	2,307
$202,667

9.BORROWED FUNDS AND SUBORDINATED DEBT

Other borrowings at December 31, 2022 consisted of various FHLB advances with fixed interest rate terms ranging from 1.66% to 3.34% and a FHLB overnight line of credit advance of $173 million.

The maturities and weighted average rates of other borrowed funds, excluding purchased discounts of $0.3 million, at December 31, 2022 are as follows:

	Maturities	Weighted Average Rate
	(in thousands)
2023	$186,443	4.47%
2024	6,304	3.08%
Total	$192,747	4.42%

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks. Given the current collateral available, additional advances of up to $320 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. The Bank also has the ability to purchase up to $18 million in federal funds from its correspondent banks. There were $495 million and $619 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2022 and 2021, respectively.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $10.4 million and $3.0 million as of December 31, 2022 and December 31, 2021, respectively.

The amounts and interest rates of other borrowed funds, excluding purchased discounts of $0.3 million, $0.7 million and $1.4 million at December 31, 2022, 2021 and 2020, respectively, were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	FRB Borrowings	Total Other Borrowings
	(in thousands)
At December 31, 2022
Amount outstanding	$173,200	$19,547	$-	$192,747
Weighted-average interest rate	4.61%	2.77%	-%	4.42%

For the year ended December 31, 2022
Highest amount at a month end	$173,200	$31,756	$-
Daily average amount outstanding	$24,519	$23,721	$-	$48,240
Weighted-average interest rate	3.96%	2.72%	-%	3.35%

At December 31, 2021
Amount outstanding	$-	$32,145	$-	$32,145
Weighted-average interest rate	-%	2.64%	-%	2.64%

For the year ended December 31, 2021
Highest amount at a month end	$-	$42,434	$-
Daily average amount outstanding	$-	$38,378	$24	$38,403
Weighted-average interest rate	-%	2.55%	0.35%	2.55%

At December 31, 2020
Amount outstanding	$-	$42,600	$693	$43,293
Weighted-average interest rate	-%	2.51%	0.35%	2.47%

For the year ended December 31, 2020
Highest amount at a month end	$-	$50,597	$693
Daily average amount outstanding	$-	$35,625	$451	$35,625
Weighted-average interest rate	-%	2.35%	0.35%	2.33%

Subordinated debt comprised $20.0 million of subordinated notes and $11.3 million of trust preferred capital securities at December 31, 2022 and 2021.

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

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23. The distribution rate was 7.42% at December 31, 2022.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million in aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 7.42% at December 31, 2022.

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

10.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day. No physical movement of the securities is involved. The Bank had $7.1 million and $4.1 million in securities sold under agreement to repurchase at December 31, 2022 and December 31, 2021, respectively.

11.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2021	Net Change	Balance at December 31, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(44,188)	$(47,348)
Net defined benefit pension plan adjustments	(2,511)	581	(1,930)
Total	$(5,671)	$(43,607)	$(49,278)

	Balance at December 31, 2020	Net Change	Balance at December 31, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(5,557)	$(3,160)
Net defined benefit pension plan adjustments	(3,116)	605	(2,511)
Total	$(719)	$(4,952)	$(5,671)

	Balance at December 31, 2019	Net Change	Balance at December 31, 2020
	(in thousands)
Net unrealized gain on investment securities	$522	$1,875	$2,397
Net defined benefit pension plan adjustments	(3,105)	(11)	(3,116)
Total	$(2,583)	$1,864	$(719)

	2022
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:		(in thousands)
Unrealized loss on investment securities	$(59,621)	$15,433	$(44,188)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$481	$(122)	$359
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	31	(9)	22
Amortization of actuarial loss	274	(74)	200
Net change	786	(205)	581

Other Comprehensive Income (Loss)	$(58,835)	$15,228	$(43,607)

	2021
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:		(in thousands)
Unrealized loss on investment securities	$(7,508)	$1,951	$(5,557)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$404	$(102)	$302
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	31	(8)	23
Amortization of actuarial loss	383	(103)	280
Net change	818	(213)	605

Other Comprehensive Income (Loss)	$(6,690)	$1,738	$(4,952)

	2020
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:		(in thousands)
Unrealized gain on investment securities	$3,201	$(832)	$2,369
Reclassification from accumulated other
comprehensive income for losses	(667)	173	(494)
Net change	2,534	(659)	1,875

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(492)	$128	$(364)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	31	(8)	23
Amortization of actuarial loss	446	(116)	330
Net change	(15)	4	(11)

Other Comprehensive Income (Loss)	$2,519	$(655)	$1,864

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

Selected Financial Information for the Pension Plan is as follows:

	2022	2021
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$6,551	$6,837
Service cost	-	-
Interest cost	179	165
Assumption change	(1,613)	(297)
Actuarial loss	49	85
Benefits paid	(254)	(239)
Benefit obligation at the end of the year	4,912	6,551

Change in plan assets:
Fair value of plan assets at the beginning of year	6,536	6,583
Actual return on plan assets	(1,284)	192
Employer contributions	-	-
Benefits paid	(254)	(239)
Fair value of plan assets at the end of year	4,998	6,536

Funded status	$86	$(15)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$86	$(15)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$2,229	$2,254
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$2,229	$2,254

Accumulated benefit obligation at year end	$4,912	$6,551

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2022	2021	2020
Discount rate for projected benefit obligation	5.22%	2.77%	2.42%
Discount rate for net periodic pension cost	2.77%	2.42%	3.20%
Rate of increase in compensation levels	-%	-%	-%
Expected long-term rate of return of plan assets	5.50%	5.50%	5.50%

The components of net periodic benefit cost consisted of the following:

	2022	2021	2020
	(in thousands)
Service cost	$-	$-	$-
Interest cost	179	165	200
Expected return on plan assets	(353)	(356)	(325)
Net amortization and deferral	97	100	96
Net periodic benefit cost	$(77)	$(91)	$(29)

The components of net periodic benefit cost other than the service cost component are included in the line item “other expense” in the income statement.

The Company did not contribute to the Pension Plan in 2022 and expects that it will not contribute to the Pension Plan in 2023.

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

The weighted average asset allocation of the Pension Plan at December 31, 2022 and 2021, the Pension Plan measurement date, was as follows:

Asset Category:	2022	2021
Equity mutual funds	35.29%	33.81%
Fixed income mutual funds	63.70%	63.40%
Cash/Short-term investments	1.01%	2.79%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices. Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is 34% equity investment and 66% fixed income assets and other short term investments and cash equivalents. The investment objective of the allocation in equity investments emphasizes long term capital appreciation. These equity investments are diversified across market capitalization, industries, style and geographical location. The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation. The primary objective of the investment philosophy is capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 20 – Fair Value of Financial Instruments).

	2022	2021
	(in thousands)
Level 1:
Cash	$-	$22
Mutual funds:
Short-term investments:
Money market	50	160
Fixed Income:	3,314	4,144
Equities:
Small cap	255	-
Mid-Cap	151	-
Large cap	794	920
International large cap	434	1,290

	$4,998	$6,536

The mutual funds are actively traded with market quotes available on at least a daily basis. Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis increased from 2.77% at December 31, 2021 to 5.22% at December 31, 2022 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2022 are as follows:

(in thousands)
2023	$302
2024	336
2025	337
2026	342
2027	337
Year 2028 - 2032	1,728

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

Selected financial information for the two SERP plans is as follows:

	2022	2021
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,754	$6,148
Service cost	131	148
Interest cost	124	100
Actuarial gain	(553)	(357)
Benefits paid	(408)	(285)
Benefit obligation at the end of the year	5,048	5,754

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	408	285
Benefits paid	(408)	(285)
Fair value of plan assets at the end of year	-	-

Funded status	$(5,048)	$(5,754)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(5,048)	$(5,754)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$376	$1,106
Prior service cost	-	31
Net amount recognized in equity - pre-tax	$376	$1,137

Accumulated benefit obligation at year end	$4,922	$5,591

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2022	2021	2020
Discount rate for projected benefit obligation	5.10%	2.23%	1.66%
Discount rate for net periodic pension cost	2.23%	1.66%	2.72%
Salary scale	3.00%	3.00%	3.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis increased from 2.23% at December 31, 2021 to 5.10% at December 31, 2022 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2022	2021	2020
	(in thousands)
Service cost	$131	$148	$155
Interest cost	124	100	151
Net amortization and deferral	209	314	381
Net periodic benefit cost	$464	$562	$687

Expected benefit payments under the SERP over the next ten years at December 31, 2022 are as follows:

(in thousands)
2023	$285
2024	3,009
2025	285
2026	285
2027	285
Year 2028 - 2032	1,026

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements. Aggregate expense under these plans was approximately $0.2 million in 2022 and 2021, and $0.1 million in 2020. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.9 million at December 31, 2022 and 2021 respectively.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $41.8 million and $34.3 million at December 31, 2022 and 2021, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Company acquired a deferred compensation plan from FSB during 2020 which requires the Company to make scheduled payments to the participants. At December 31, 2022, this plan consisted of one participant that receives $5 thousand monthly payments through June 2033. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $0.7 million at December 31, 2022.

The Company also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $1.4 million in both 2022 and 2021, and $1.2 million in 2020.

13.STOCK-BASED COMPENSATION

At December 31, 2022, the Company had two stock-based compensation plans, which are described below. The compensation cost charged against income for those plans was $0.9 million in 2022, $0.7 million in 2021, and $0.6 million in 2020, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option and restricted stock expense is recorded on a straight-line basis over the requisite service period. In addition, expenses for director stock-based compensation were recognized to reflect $0.2 million in 2022, $0.2 million in 2021, and $0.3 million in 2020, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2019 Long-Term Equity Incentive Plan

Under the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 Plan”) and, prior to the adoption of the 2019 Plan by shareholders in April 2019, under the Company’s 2009 Long-Term Incentive Plan (the “2009 Plan” and together with the 2019 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries. Under the Equity Plans, the Company was authorized to issue up to 603,883 shares of common stock. Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 12 months through 5 years. At December 31, 2022, there were a total of 194,752 shares available for grant under the 2019 Plan. The Company may no longer make grants under the 2009 Plan.

The fair value of 2021 and 2020 option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. There were no options granted during 2022:

	2022	2021	2020
Dividend Yield	-%	3.07%	4.55%
Expected Life (years)	-	7.18	7.09
Expected Volatility	-%	27.54%	26.64%
Risk-free Interest Rate	-%	1.51%	0.63%
Weighted Average Fair Value	$-	$7.80	$3.41

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

Stock options activity for 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2021	232,643	$29.77
Granted	-	-
Exercised	(34,764)	20.64
Expired	(3,279)	39.71
Forfeited	(956)	36.12
Balance, December 31, 2022	193,644	$31.21	4.97	$1,421

Exercisable, December 31, 2022	151,220	$31.13	4.15	$1,150

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $0.1 million. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2023	$48
2024	40
2025	35

Restricted stock award, unit, and performance unit activity for 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	40,974	$32.79
Granted	33,017	39.21
Vested	(20,978)	33.00
Forfeited	(2,469)	38.49
Balance, December 31, 2022	50,544	$36.62

As of December 31, 2022, there was $1.3 million in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2023	$655
2024	391
2025	235

During fiscal years 2022, 2021, and 2020, the following activity occurred under the Company’s plans:

	2022	2021	2020
	(in thousands)
Total intrinsic value of stock options exercised	$621	$488	$206
Total fair value of restricted stock awards vested	$828	$701	$577

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2022, there were 48,081 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date. Under the Purchase Plan, the Company issued 12,730, 12,166, and 19,434 shares to employees in 2022, 2021, and 2020, respectively. Compensation cost is calculated by the value of the 15% discount only. The compensation cost that was charged against income for the Purchase Plan was less than $0.1 million in 2022, 2021, and 2020.

14.INCOME TAXES

The components of the provision for income taxes were as follows:

	2022	2021	2020
	(in thousands)
Current federal tax expense	$5,472	$4,951	$2,283
Current state tax expense	1,440	1,412	1,131
Total current tax expense	6,912	6,363	3,414

Deferred federal tax expense (benefit)	$153	$1,165	$(1,356)
Deferred state tax expense (benefit)	98	355	(496)
Total deferred tax expense (benefit)	251	1,520	(1,852)

Total income tax provision	$7,163	$7,883	$1,562

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$6,206	21%	$6,704	21%	$2,690	21%
Change in taxes resulting from:
Tax-exempt income	(224)	(1)	(230)	-	(203)	(2)
Historic tax credit	-	-	(24)	-	(1,643)	(13)
State taxes, net of federal benefit	1,215	4	1,396	4	502	4
Other items, net	(34)	-	37	-	216	2
Income tax provision	$7,163	24%	$7,883	25%	$1,562	12%

In 2020, the Company recognized significant impact from its investments in partnerships that incurred expenses related to the rehabilitation of certified historic structures located in New York State after the historic structures were placed in service. At the time a historic structure is placed in service, the Bank is eligible for a federal and New York State tax credit.  For New York State, any new credit earned from rehabilitated historic properties placed in service on or after January 1, 2015 not used in the current tax year will be treated as a refund or overpayment of tax to be credited to the next year’s tax.  Since the realization of the tax credit does not depend on the Bank’s generation of future taxable income or the Bank’s ongoing tax status or tax position, the refund is not considered an element of income tax accounting.  In such cases, the Bank would not record the credit as a reduction of income tax expense; rather, the Bank includes the refundable New York State tax credit in non-interest income with a corresponding receivable recorded in other assets. There were no significant historic tax credit transactions during 2022 and 2021.

The following table presents the impact on the results of operations from the Bank’s historic tax credit activity for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020

Loss on tax credit investment	$-	$(30)	$(2,475)
Refundable state historic tax credit	-	21	1,857
Income tax benefit	-	24	1,643
Total HTC income	$-	$15	$1,025

At December 31, 2022 and 2021 the components of the net deferred tax asset were as follows:

	2022	2021
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,456	$1,687
Allowance for loan and lease losses	4,987	4,744
Deferred compensation	526	576
Loss on investment in tax credit	59	135
Stock options granted	277	193
State tax credit carryforward	185	185
Lease liabilities	1,223	1,353
State net operating loss	368	387
Net unrealized losses on securities	16,543	1,109
Fair value adjustments of business combinations	470	623
Other	33	29
Gross deferred tax assets	$26,127	$11,021

Deferred tax liabilities:
Depreciation and amortization	$1,154	$1,187
Right of use assets	1,137	1,254
Prepaid expenses	382	308
Deferred loan fees and costs	279	161
Mortgage servicing asset	295	238
Other	30	-
Gross deferred tax liabilities	$3,277	$3,148

Net deferred tax asset	$22,850	$7,873

The net deferred tax asset at December 31, 2022 and 2021 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, including assessing all positive and negative evidence and the weight of such evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2022.

The state tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020.

Accrued penalties and interest were immaterial at December 31, 2022 and 2021.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. The tax years 2019-2021 remain subject to examination by the IRS.

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

A disaggregation of the total insurance service and other fees at December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in thousands)
Commercial property and casualty insurance commissions	$4,308	$3,993	$4,023
Personal property and casualty insurance commissions	3,363	3,288	3,388
Employee benefits sales commissions	851	902	1,173
Profit sharing and contingent revenue	1,164	1,198	1,077
Wealth management and other financial services	632	638	516
Insurance claims services revenue	-	285	292
Other insurance-related revenue	135	153	141
Total insurance service and other fees	$10,453	$10,457	$10,610

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

16.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate outstanding principal balance of loans to such related parties on December 31, 2022 and 2021 was $0.9 million and $1.7 million, respectively. During 2022, there were $7.3 million of advances and new loans to such related parties, and repayments amounted to $8.1 million. Deposits from related parties were $4.3 million and $2.6 million as of December 31, 2022 and 2021, respectively.

17.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)

Commitments to extend credit	$376,167	$394,953
Standby letters of credit	3,673	4,636
Total	$379,840	$399,589

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

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $1.1 million in 2023, $0.9 million 2024, $0.7 million 2025, $0.7 million in 2026, $0.4 million in 2027 and $1.4 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income was $1.1 million in 2022, $1.1 million in 2021, and $1.0 million in 2020.

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

The following tables set forth information regarding these segments for the years ended December 31, 2022, 2021, and 2020.

	2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$72,955	$-	$72,955
Provision for loan losses	2,739	-	2,739
Net interest income after
provision for loan losses	70,216	-	70,216
Insurance service and fees	616	9,837	10,453
Other non-interest income	8,818	-	8,818
Amortization expense	19	381	400
Other non-interest expense	52,119	7,416	59,535
Income before income taxes	27,512	2,040	29,552
Income tax provision	6,636	527	7,163
Net income	$20,876	$1,513	$22,389

	2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$72,785	$-	$72,785
Credit for loan losses	(1,513)	-	(1,513)
Net interest income after
credit for loan losses	74,298	-	74,298
Insurance service and fees	580	9,877	10,457
Other non-interest income	8,136	254	8,390
Amortization expense	21	516	537
Other non-interest expense	52,843	7,839	60,682
Income before income taxes	30,150	1,776	31,926
Income tax provision	7,421	462	7,883
Net income	$22,729	$1,314	$24,043

	2020
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income (expense)	$59,793	$(11)	$59,782
Provision for loan losses	5,351	-	5,351
Net interest income (expense) after
provision for loan losses	54,442	(11)	54,431
Insurance service and fees	488	10,122	10,610
Other non-interest income	7,623	4	7,627
Amortization expense	15	518	533
Other non-interest expense	51,322	8,005	59,327
Income before income taxes	11,216	1,592	12,808
Income tax provision	1,143	419	1,562
Net income	$10,073	$1,173	$11,246

	December 31,	December 31,
	2022	2021
	(in thousands)
Identifiable Assets, Net
Banking activities	$2,160,545	$2,192,348
Insurance agency activities	17,965	18,292
Consolidated Total Assets	$2,178,510	$2,210,640

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a recurring basis at December 31, 2022 and 2021:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$140,682	$-	$140,682
States and political subdivisions	-	21,822	-	21,822
Mortgage-backed securities	-	201,822	-	201,822

December 31, 2021
Securities available-for-sale:
US treasuries and government agencies	$-	$96,818	$-	$96,818
States and political subdivisions	-	6,246	-	6,246
Mortgage-backed securities	-	202,895	-	202,895

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

On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2022 or 2021.

Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a nonrecurring basis at December 31, 2022 and 2021:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2022
Collateral dependent impaired loans	$-	$-	$1,170	$1,170

December 31, 2021
Collateral dependent impaired loans	$-	$-	$4,608	$4,608

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $1.5 million, with an allowance for loan loss of $0.4 million, at December 31, 2022 compared with $5.0 million and $0.4 million, respectively, at December 31, 2021.

At December 31, 2022 and 2021, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$23,054	$23,054	$244,785	$244,785
Level 2:
Available for sale securities	364,326	364,326	305,959	305,959
FHLB and FRB stock	13,511	N/A	6,084	N/A
Level 3:
Held to maturity securities	6,949	6,809	3,165	3,179
Loans, net	1,652,931	1,564,641	1,553,467	1,573,420

Financial liabilities:
Level 1:
Demand deposits	$493,710	$493,710	$492,864	$492,864
NOW deposits	273,359	273,359	259,908	259,908
Savings deposits	801,943	801,943	1,019,925	1,019,925
Level 2:
Securities sold under agreement to
repurchase	7,147	7,147	4,112	4,112
Other borrowed funds	193,001	192,443	32,879	32,990
Subordinated debt	31,075	30,263	30,974	32,111
Level 3:
Time deposits	202,667	199,910	164,340	164,574

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

21.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes that as of December 31, 2022 and 2021 the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were as follows:

	December 31, 2022
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$215,262	13.16%	$73,627	4.5%	$106,350	6.5%

Total Capital
(to Risk Weighted Assets)	$234,700	14.34%	$130,893	8.0%	$163,616	10.0%

Tier I Capital
(to Risk Weighted Assets)	$215,262	13.16%	$98,170	6.0%	$130,893	8.0%

Tier I Capital
(to Average Assets)	$215,262	9.77%	$88,174	4.0%	$110,217	5.0%

	December 31, 2021
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$200,420	13.68%	$65,940	4.5%	$95,247	6.5%

Total Capital
(to Risk Weighted Assets)	$218,740	14.93%	$117,227	8.0%	$146,534	10.0%

Tier I Capital
(to Risk Weighted Assets)	$200,420	13.68%	$87,921	6.0%	$117,227	8.0%

Tier I Capital
(to Average Assets)	$200,420	9.19%	$87,278	4.0%	$109,098	5.0%

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

22.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands)
ASSETS
Cash	$1,129	$1,864
Other assets	534	478
Investment in subsidiaries	184,451	213,717
Total assets	$186,114	$216,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Subordinated debt	$31,075	$30,974
Other liabilities	1,046	1,193
Total liabilities	32,121	32,167

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$153,993	$183,892
Total liabilities and stockholders’ equity	$186,114	$216,059

CONDENSED STATEMENTS OF INCOME

	December 31,
	2022	2021	2020
	(in thousands)
Dividends from subsidiaries	$11,500	$8,100	$4,500
Income	-	-	-
Expenses	(2,497)	(2,565)	(3,290)
Income before equity in undistributed
earnings of subsidiaries	9,003	5,535	1,210
Equity in undistributed earnings of subsidiaries	13,386	18,508	10,036
Net income	$22,389	$24,043	$11,246

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2022	2021	2020
	(in thousands)
Operating Activities:
Net income	$22,389	$24,043	$11,246
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	(13,386)	(18,508)	(10,036)
Changes in assets and liabilities affecting cash flow:
Other assets	(56)	7	(78)
Other liabilities	(147)	(30)	(48)
Other	352	361	314
Net cash provided by operating activities	9,152	5,873	1,398

Investing Activities:
Investment in subsidiaries	-	-	(15,000)
Net cash used in investing activities	-	-	(15,000)

Financing Activities:
Proceeds from issuance of common stock	1,051	890	717
Cash dividends paid	(6,942)	(6,541)	(5,991)
Repurchase of treasury stock	(4,140)	-	-
Reissuance of treasury stock	144	-	-
Proceeds from long-term borrowings	-	-	20,000
Debt issuance cost of long term borrowings	-	-	(509)
Net cash (used in) provided by financing activities	(9,887)	(5,651)	14,217

Net increase (decrease) in cash	(735)	222	615

Cash beginning of year	1,864	1,642	1,027

Cash ending of year	$1,129	$1,864	$1,642

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2022 were effective.

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

Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2022 using the criteria set forth in the report of the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) - Internal Control - Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on the COSO criteria.

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

(c)Changes in Internal Control Over Financial Reporting. No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Delinquent Section 16(a) Reports," “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2023 annual meeting of shareholders to be held on May 2, 2023 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm (Crowe LLP)

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Income - Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows - Years Ended December 31, 2022, 2021 and 2020

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

3.2	Amended and Restated Bylaws of the Company, effective as of January 24, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 30, 2023).
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

101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2022 and 2021; (ii) Consolidated Statements of Income – years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) – years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows – years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

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
Date: March 3, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 3, 2023
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2023
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	March 3, 2023
Lee C. Wortham

/s/ Michael A. Battle	Director	March 3, 2023
Michael A. Battle

/s/ James E. Biddle Jr	Director	March 3, 2023
James E. Biddle, Jr.

/s/ Jody L. Lomeo	Director	March 3, 2023
Jody L. Lomeo

	Director	March 3, 2023
Kevin D. Maroney

/s/ Robert G. Miller Jr	Director	March 3, 2023
Robert G. Miller, Jr.

/s/ Kimberley A. Minkel	Director	March 3, 2023
Kimberley A. Minkel

/s/ Christina P. Orsi	Director	March 3, 2023
Christina P. Orsi

/s/ David R. Pfalzgraf Jr	Director	March 3, 2023
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 3, 2023
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 3, 2023
Nora B. Sullivan

/s/ Thomas H. Waring Jr	Director	March 3, 2023
Thomas H. Waring, Jr.