Form 10-Q
period 2023-03-31
EVANS BANCORP INC
filed 2023-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,462,763 shares as of April 28, 2023.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 AND DECEMBER 31, 2022
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$12,272	$16,796
Interest-bearing deposits at banks	3,832	6,258
Securities:
Available for sale, at fair value and net of valuation allowance	365,929	364,326
(amortized cost: $424,935 at March 31, 2023; $428,216 at December 31, 2022)
Held to maturity, at amortized cost and net of valuation allowance	3,707	6,949
(fair value: $3,613 at March 31, 2023; $6,809 at December 31, 2022)
Federal Home Loan Bank common stock, at cost	5,364	10,437
Federal Reserve Bank common stock, at cost	3,080	3,074
Loans, net of allowance for credit losses of $21,523 at March 31, 2023
and $19,438 at December 31, 2022	1,637,053	1,652,931
Properties and equipment, net of accumulated depreciation of $11,482 at March 31, 2023
and $11,596 at December 31, 2022	16,520	16,999
Goodwill	12,702	12,702
Intangible assets	1,127	1,227
Bank-owned life insurance	42,050	41,826
Operating lease right-of-use asset	4,537	4,392
Other assets	40,097	40,593

TOTAL ASSETS	$2,148,270	$2,178,510

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$483,958	$493,710
NOW	268,283	273,359
Savings	807,532	801,943
Time	290,141	202,667
Total deposits	1,849,914	1,771,679

Securities sold under agreement to repurchase	9,264	7,147
Other borrowings	79,637	193,001
Operating lease liability	4,856	4,723
Other liabilities	15,247	16,892
Subordinated debt	31,101	31,075
Total liabilities	1,990,019	2,024,517

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,564,449 and 5,544,339 shares issued at
March 31, 2023 and December 31, 2022, respectively, and 5,462,763 and 5,437,048 shares outstanding at
March 31, 2023 and December 31, 2022, respectively.	2,787	2,775
Capital surplus	81,210	81,031
Treasury stock, at cost, 101,686 and 107,291 shares at March 31, 2023 and
December 31, 2022, respectively	(3,656)	(3,891)
Retained earnings	123,533	123,356
Accumulated other comprehensive income (loss), net of tax	(45,623)	(49,278)
Total stockholders' equity	158,251	153,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,148,270	$2,178,510

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Loans	$20,886	$15,724
Interest-bearing deposits at banks	96	70
Securities:
Taxable	2,294	1,677
Non-taxable	89	46
Total interest income	23,365	17,517
INTEREST EXPENSE
Deposits	4,015	568
Other borrowings	1,499	47
Subordinated debt	526	401
Total interest expense	6,040	1,016
NET INTEREST INCOME	17,325	16,501
PROVISION FOR CREDIT LOSSES	(654)	221
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	17,979	16,280
NON-INTEREST INCOME
Deposit service charges	613	692
Insurance service and fees	2,429	2,299
Bank-owned life insurance	224	154
Interchange fee income	493	492
Other	354	794
Total non-interest income	4,113	4,431
NON-INTEREST EXPENSE
Salaries and employee benefits	9,413	9,470
Occupancy	1,173	1,180
Advertising and public relations	156	179
Professional services	883	872
Technology and communications	1,356	1,174
Amortization of intangibles	100	100
FDIC insurance	350	270
Other	1,071	1,215
Total non-interest expense	14,502	14,460
INCOME BEFORE INCOME TAXES	7,590	6,251
INCOME TAX PROVISION	1,790	1,503
NET INCOME	$5,800	$4,748
Net income per common share-basic	$1.07	$0.86
Net income per common share-diluted	$1.06	$0.86
Weighted average number of common shares outstanding	5,444,352	5,494,782
Weighted average number of diluted shares outstanding	5,475,790	5,547,548

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)
	Three Months Ended March 31,
	2023	2022

NET INCOME	$5,800	$4,748
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:	3,635	(16,705)
Defined benefit pension plans:
Amortization of prior service cost	-	5
Amortization of actuarial loss	20	50
Total	20	55
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:	3,655	(16,650)
COMPREHENSIVE INCOME (LOSS)	$9,455	$(11,902)

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			4,748			4,748
Other comprehensive loss				(16,650)		(16,650)
Cash dividends ($0.62 per common share)			(3,406)			(3,406)
Stock compensation expense		333				333
Issued 18,244 restricted shares, net of forfeitures	9	(9)				-
Issued 18,831 shares in stock option exercises	9	277				286
Balance, March 31, 2022	$2,762	$79,396	$109,366	$(22,321)	$-	$169,203

Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993
Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	$2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			5,800			5,800
Other comprehensive income				3,655		3,655
Cash dividends ($0.66 per common share)			(3,597)			(3,597)
Stock compensation expense		306				306
Reissued 6,228 restricted shares	-	(235)			235	-
Issued 12,421 shares in stock option exercises	6	114				120
Issued 12,671 restricted shares, net of forfeitures	6	(6)				-
Balance, March 31, 2023	$2,787	$81,210	$123,533	$(45,623)	$(3,656)	$158,251

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)
	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Interest received	$23,428	$17,088
Fees received	5,640	5,142
Interest paid	(5,409)	(1,094)
Cash paid to employees and vendors	(18,409)	(18,781)
Income taxes paid	(4,967)	(1,200)
Proceeds from sale of loans held for sale	4,828	2,957
Originations of loans held for sale	(4,800)	(2,815)

Net cash provided by operating activities	311	1,297

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	-	(109,990)
Proceeds from sales, maturities, calls, and payments	8,400	7,726
Held to maturity securities:
Purchases	(309)	(412)
Proceeds from maturities, calls, and payments	3,551	560
Additions to properties and equipment	(364)	(226)
Proceeds from sales of assets	370	-
Net decrease (increase) in loans	13,898	(31,622)

Net cash used in investing activities	25,546	(133,964)

FINANCING ACTIVITIES:
Repayments from long-term borrowings, net	(8,685)	(5,888)
(Repayments) proceeds from short-term borrowings, net	(102,484)	2,364
Net increase in deposits	78,242	49,795
Issuance of common stock	120	286

Net cash (used in) provided by financing activities	(32,807)	46,557

Net (decrease) increase in cash and cash equivalents	(6,950)	(86,110)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,054	244,785
End of period	$16,104	$158,675

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)
	Three Months Ended March 31,
	2023	2022

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$5,800	$4,748

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	387	497
Deferred tax expense	252	262
Provision for credit losses	(654)	221
Loss on sales of assets	31	-
Gain on loans sold	(26)	(43)
Stock compensation expense	306	333
Proceeds from sale of loans held for sale	4,828	2,957
Originations of loans held for sale	(4,800)	(2,815)
Changes in assets and liabilities affecting cash flow:
Other assets	(7,199)	303
Other liabilities	1,386	(5,166)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$311	$1,297

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2023 AND 2022

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiaries, Evans National Leasing, Inc. (“ENL”), and Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”), and TEA’s subsidiary ENB Associates Inc. (“ENBA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates. Except as the context otherwise requires, the Company and its direct and indirect subsidiaries are collectively referred to in this report as the “Company.”

The Financial Accounting Standards Board (“FASB”) establishes changes to GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB.

Effective January 1, 2023 the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. See Note 3 – “Loans and the Allowance for Credit Losses” to this Quarterly Report on Form 10-Q for the accounting policy for determining the Allowance for Credit Losses.

Prior to January 1, 2023, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. Based on portfolio composition, then current economic conditions, and reasonable and supportable forecasts of future conditions, the Company recognized an increase to the allowance for credit losses of $2.7 million upon adoption of the standard as of January 1, 2023 as compared with the allowance for credit losses recognized on its consolidated balance sheet at December 31, 2022. The $2.7 million increase was recognized as a net of tax cumulative effect adjustment to retained earnings of $2.0 million.

All other ASUs adopted by the Company during the current fiscal year are not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “10-K”). Except for the changes to the measurement of credit losses to financial instruments disclosed above, there have been no significant changes to the Company’s significant accounting policies as disclosed in Note 1 to the 10-K.

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$165,479	$-	$(22,417)	$143,062
States and political subdivisions	23,452	2	(1,286)	22,168
Total debt securities	188,931	2	(23,703)	165,230

Mortgage-backed securities:
FNMA	$75,087	$1	$(11,677)	$63,411
FHLMC	46,435	-	(6,042)	40,393
GNMA	39,740	-	(6,698)	33,042
SBA	21,905	-	(2,099)	19,806
CMO	52,837	-	(8,790)	44,047
Total mortgage-backed securities	$236,004	$1	$(35,306)	$200,699

Total securities designated as available for sale	$424,935	$3	$(59,009)	$365,929

Held to Maturity:
Debt securities
States and political subdivisions	$3,707	$-	$(94)	$3,613

Total securities designated as held to maturity	$3,707	$-	$(94)	$3,613

	December 31, 2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$165,495	$1	$(24,814)	$140,682
States and political subdivisions	23,480	4	(1,662)	21,822
Total debt securities	188,975	5	(26,476)	162,504

Mortgage-backed securities:
FNMA	$75,921	$-	$(12,819)	$63,102
FHLMC	46,922	-	(6,695)	40,227
GNMA	40,039	-	(6,580)	33,459
SBA	22,556	-	(2,419)	20,137
CMO	53,803	-	(8,906)	44,897
Total mortgage-backed securities	$239,241	$-	$(37,419)	$201,822

Total securities designated as available for sale	$428,216	$5	$(63,895)	$364,326

Held to Maturity:
Debt securities
States and political subdivisions	$6,949	$-	$(140)	$6,809

Total securities designated as held to maturity	$6,949	$-	$(140)	$6,809

Available for sale securities with a total fair value of $290 million and $226 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at March 31, 2023 and December 31, 2022, respectively.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2023 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2023
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$6,846	$6,806
Due after one year through five years	91,456	85,576
Due after five years through ten years	61,639	52,446
Due after ten years	28,990	20,402
	$188,931	$165,230

Mortgage-backed securities
available for sale	$236,004	$200,699
Total	$424,935	$365,929

Debt securities held to maturity:

Due in one year or less	$2,900	$2,887
Due after one year through five years	395	370
Due after five years through ten years	412	356
Due after ten years	-	-
Total	$3,707	$3,613

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three month periods ended March 31, 2023 or 2022.

As described in note 1, on January 1, 2023 the Company adopted amended accounting guidance that requires an allowance for credit losses be deducted from the amortized cost basis of financial assets, including investment securities held to maturity, to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. The Company estimated no allowance for credit losses for its investment securities classified as held-to-maturity at January 1, 2023 or March 31, 2023, as the portfolio of held-to-maturity securities consists entirely of states and political subdivisions investments.

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2023 and December 31, 2022 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The Company did not record any other-than-temporary impairment charges during the three month periods ended March 31, 2023 and 2022. The creditworthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as the Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

Information regarding unrealized losses within the Company’s available for sale securities at March 31, 2023 and December 31, 2022 is summarized below.

	March 31, 2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$11,835	$(165)	$130,227	$(22,252)	$142,062	$(22,417)
States and political subdivisions	1,589	(60)	18,717	(1,226)	20,306	(1,286)
Total debt securities	13,424	(225)	148,944	(23,478)	162,368	(23,703)

Mortgage-backed securities:
FNMA	$630	$(22)	$62,722	$(11,655)	$63,352	$(11,677)
FHLMC	7,838	(251)	32,511	(5,791)	40,349	(6,042)
GNMA	6,005	(290)	27,037	(6,408)	33,042	(6,698)
SBA	-	-	19,806	(2,099)	19,806	(2,099)
CMO	6,954	(149)	37,093	(8,641)	44,047	(8,790)
Total mortgage-backed securities	$21,427	$(712)	$179,169	$(34,594)	$200,596	$(35,306)

Held to Maturity:
Debt securities:
States and political subdivisions	$2,887	$(13)	$726	$(81)	$3,613	$(94)

Total temporarily impaired
securities	$37,738	$(950)	$328,839	$(58,153)	$366,577	$(59,103)

	December 31, 2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$68,292	$(5,929)	$71,389	$(18,885)	$139,681	$(24,814)
States and political subdivisions	19,540	(1,645)	418	(17)	19,958	(1,662)
Total debt securities	87,832	(7,574)	71,807	(18,902)	159,639	(26,476)

Mortgage-backed securities:
FNMA	$23,242	$(3,081)	$39,860	$(9,738)	$63,102	$(12,819)
FHLMC	11,927	(790)	28,300	(5,905)	40,227	(6,695)
GNMA	10,763	(1,298)	22,696	(5,282)	33,459	(6,580)
SBA	16,996	(1,971)	3,141	(448)	20,137	(2,419)
CMO	11,288	(673)	33,609	(8,233)	44,897	(8,906)
Total mortgage-backed securities	$74,216	$(7,813)	$127,606	$(29,606)	$201,822	$(37,419)

Held to Maturity:
Debt securities:
States and political subdivisions	$6,627	$(118)	$182	$(22)	$6,809	$(140)

Total temporarily impaired
securities	$168,675	$(15,505)	$199,595	$(48,530)	$368,270	$(64,035)

3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2023	December 31, 2022
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$437,416	$440,123
Commercial and multi-family	772,061	778,714
Construction-Residential	3,472	3,626
Construction-Commercial	123,878	117,403
Home equities	80,673	82,414
Total real estate loans	1,417,500	1,422,280

Commercial and industrial loans	241,041	250,069
Consumer and other loans	604	572
Unaccreted yield adjustments*	(569)	(552)
Total gross loans	1,658,576	1,672,369

Allowance for credit losses	(21,523)	(19,438)

Loans, net	$1,637,053	$1,652,931

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

The outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million at March 31, 2023 and December 31, 2022. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at March 31, 2023 or December 31, 2022. The Company is not recording interest on the acquired credit-impaired loans due to the uncertainty of the cash flows relating to such loans.

There were $607 million and $495 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the Company’s FHLMC loan servicing portfolio had $58 million in principal balances of residential real estate loans that were sold to FHLMC and the servicing rights are retained by the Company. No loans were sold to FHLMC by the Company during the three month periods ending March 31, 2023 and 2022.

The Company may also sell certain fixed rate residential mortgages to FNMA while maintaining the servicing rights for those mortgages. At March 31, 2023, the Company’s FNMA loan servicing portfolio was $57 million in principal balances. In the three month period ended March 31, 2023, the Company sold $1.3 million residential mortgages to FNMA. The Company did not sell any mortgages to FNMA in the three month period ended March 31, 2022.

At March 31, 2023 and December 31, 2022, the Company had loan servicing portfolio principal balances of $115 million and $116 million, respectively, upon which it earned servicing fees. The fair value of the mortgage servicing rights for that portfolio was $1.1 million at March 31, 2023 and December 31, 2022.

There were no residential mortgages held for sale at March 31, 2023 and December 31, 2022.

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

The following tables summarize amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	Three months ended March 31, 2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$2,555	$43,132	$24,725	$12,475	$10,580	$10,162	$103,071	$206,700
Special Mention	-	9,062	447	4,503	1,329	1,417	6,903	23,661
Substandard	-	71	4,036	152	1,715	1,380	3,338	10,692
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$2,555	$52,265	$29,208	$17,130	$13,624	$12,959	$113,312	$241,053

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate mortgages
Risk rating
Pass	$10,003	$201,796	$184,437	$92,391	$70,404	$275,966	$6,163	$841,160
Special Mention	-	1,262	410	6,178	10,250	6,987	-	25,087
Substandard	-	-	5,499	336	7,741	17,241	-	30,817
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$10,003	$203,058	$190,346	$98,905	$88,395	$300,194	$6,163	$897,064

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$86	$249	$37	$26	$23	$40	$135	$596
Nonperforming	-	-	-	-	-	-	-	-
Total	$86	$249	$37	$26	$23	$40	$135	$596

Current period gross writeoffs	$15	$15	$-	$-	$-	$-	$-	$30

Residential mortgages
Payment performance
Performing	$6,251	$74,388	$105,951	$73,201	$18,829	$158,100	$-	$436,720
Nonperforming	-	147	169	57	167	3,331	-	3,871
Total	$6,251	$74,535	$106,120	$73,258	$18,996	$161,431	$-	$440,591

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Home equities
Payment performance
Performing	$2,947	$3,342	$699	$690	$709	$2,399	$68,039	$78,825
Nonperforming	-	-	-	-	-	4	443	447
Total	$2,947	$3,342	$699	$690	$709	$2,403	$68,482	$79,272

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

The amortized cost of criticized assets of $93 million included $29 million of loans in the Company’s hotel loan portfolio at March 31, 2023 and December 31, 2022.

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due as of the dates indicated:

	March 31, 2023
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$236,523	$2,010	$-	$-	$2,520	$241,053
Residential real estate:
Residential	428,354	4,663	233	-	3,871	437,121
Construction	3,305	165	-	-	-	3,470
Commercial real estate:
Commercial	758,478	599	6,628	565	6,561	772,831
Construction	108,061	5,958	-	1,648	8,566	124,233
Home equities	78,189	595	41	-	447	79,272
Consumer and other	592	4	-	-	-	596
Total Loans	$1,613,502	$13,994	$6,902	$2,213	$21,965	$1,658,576

	December 31, 2022
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$246,412	$235	$684	$139	$2,625	$250,095
Residential real estate:
Residential	434,393	1,105	-	472	3,738	439,708
Construction	3,502	-	-	-	-	3,502
Commercial real estate:
Commercial	771,871	1,083	-	75	6,648	779,677
Construction	107,369	-	-	1,648	8,765	117,782
Home equities	79,320	759	206	100	563	80,948
Consumer and other	652	3	1	1	-	657
Total Loans	$1,643,519	$3,185	$891	$2,435	$22,339	$1,672,369

Allowance for credit losses

Effective January 1, 2023 the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes discounted cash flow models considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. The models have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment and gross domestic product. The Company utilizes a reasonable and supportable forecast period of one year. Subsequent to this forecast period the Company reverts, on a straight-line basis over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of qualitative factors, including portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and includes all loans on nonaccrual status. The amounts of specific losses are determined through a loan-by-loan analysis. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on recent estimations of the fair value of the loan’s collateral. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. Charge-offs are based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating losses in determining the allowance for credit losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property.

Prior to 2023, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. A description of the methodologies used by the Company to estimate its allowance for credit losses prior to January 1, 2023 is included in note 4 of Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following table presents the activity in the allowance for credit losses according to portfolio segment for the three month period ended March 31, 2023.

	Three months ended March 31, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	-	-	(30)	-	-	(30)
Recoveries	30	-	4	-	-	34
Provision	(67)	(186)	24	(342)	(83)	(654)
Ending balance	$5,267	$12,554	$4	$3,378	$320	$21,523

*Includes construction loans

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following table presents the activity in the allowance for loan losses by segment for the three month period ended March 31, 2022.

	Three months ended March 31, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(24)	-	(40)	-	-	(64)
Recoveries	17	-	6	-	-	23
Provision	386	(88)	24	(10)	(91)	221
Ending balance	$3,688	$12,279	$44	$2,117	$490	$18,618

* Includes construction loans

The following tables present the allowance for credit losses and recorded investment on loans by segment as of March 31, 2023 and December 31, 2022.

	Three months ended March 31, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	-	212	-	35	29	276

Collectively evaluated for impairment	5,267	12,342	4	3,343	291	21,247
Total	$5,267	$12,554	$4	$3,378	$320	$21,523

Loans:
Ending balance:

Individually evaluated for impairment	2,582	17,869	-	4,244	826	25,521

Collectively evaluated for impairment	238,459	878,070	604	436,644	79,847	1,633,624
Total	$241,041	$895,939	$604	$440,888	$80,673	$1,659,145

	December 31, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	-	251	-	28	77	356

Collectively evaluated for impairment	4,980	11,344	153	2,074	531	19,082
Total	$4,980	$11,595	$153	$2,102	$608	$19,438

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$687	$-	$687

Individually evaluated for impairment	2,697	18,144	-	4,020	949	25,810

Collectively evaluated for impairment	247,372	877,973	572	439,042	81,465	1,646,424
Total	$250,069	$896,117	$572	$443,749	$82,414	$1,672,921

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2023 and upon adoption of ASU 2016-13,

Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

					Three Months Ended
	March 31, 2023			January 1, 2023	March 31, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$-	$2,520	$2,520	$2,625	$-
Residential real estate:
Residential	151	3,720	3,871	3,738	8
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	6,561	6,561	6,648	-
Construction	1,301	7,265	8,566	8,765	-
Home equities	29	418	447	563	-
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$1,481	$20,484	$21,965	$22,339	$8

					Three Months Ended
	March 31, 2022			January 1, 2022	March 31, 2022
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$93	$4,619	$4,712	$4,919	$2
Residential real estate:
Residential	303	3,114	3,417	3,020	4
Construction	-	-	-	-	-
Commercial real estate:
Commercial	171	6,010	6,181	5,758	70
Construction	1,536	836	2,372	2,942	-
Home equities	108	529	637	755	5
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$2,211	$15,108	$17,319	$17,394	$81

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023:

	(in thousands)	Term Extension	Total Class of Receivable
Commercial and industrial		$-	-%
Residential real estate:
Residential		104	0
Construction		-	-
Commercial real estate:
Commercial		-	-
Construction		-	-
Home equities		-	-
Consumer and other		-	-	-
Total nonaccrual loans		$104	0%

The financial impacts of residential mortgage loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 were maturity extensions ranging from 159 months to 164 months.

The Company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties during the first quarter of 2023 was current as of March 31, 2023.

Troubled debt restructurings

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three months ended March 31, 2022, the Company modified only one loan that was determined to be a troubled debt restructuring, a Home Equity loan with an outstanding balance of $38 thousand that included extension of maturity and interest rate reduction concessions.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three month period ended March 31, 2023 and 2022, the Company had an average of 31,438 and 52,766 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month period ended March 31, 2023 and 2022 there was an average of 53,910 and 21,560 potentially anti-dilutive shares outstanding, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in the components of accumulated other comprehensive income during the three month period ended March 31, 2023 and 2022:

	Balance at December 31, 2022	Net Change	Balance at March 31, 2023
	(in thousands)
Net unrealized (loss) gain on investment securities	$(47,348)	$3,635	$(43,713)
Net defined benefit pension plan adjustments	(1,930)	20	(1,910)
Total	$(49,278)	$3,655	$(45,623)

	Balance at December 31, 2021	Net Change	Balance at March 31, 2022
	(in thousands)
Net unrealized gain (loss) on investment securities	$(3,160)	$(16,705)	$(19,865)
Net defined benefit pension plan adjustments	(2,511)	55	(2,456)
Total	$(5,671)	$(16,650)	$(22,321)

	Three months ended March 31, 2023			Three months ended March 31, 2022
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$4,884	$(1,249)	$3,635	$(22,537)	$5,832	$(16,705)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	8	(3)	5
Amortization of actuarial loss	27	(7)	20	68	(18)	50
Net change	27	(7)	20	76	(21)	55

Other comprehensive income (loss)	$4,911	$(1,256)	$3,655	$(22,461)	$5,811	$(16,650)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month period ended March 31, 2023 and 2022:

	Three months ended March 31,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2023	2022	2023	2022

Service cost	$-	$-	$36	$33
Interest cost	62	44	62	31
Expected return on plan assets	(67)	(88)	-	-
Amortization of prior service cost	-	-	-	8
Amortization of the net loss	27	24	-	44
Net periodic (benefit) cost	$22	$(20)	$98	$116

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

A disaggregation of the total insurance service and other fees for the three months ended March 31, 2023 and 2022 is provided in the tables below:

	Three months ended March 31,
	2023	2022
	(in thousands)
Commercial property and casualty insurance commissions	$889	$788
Personal property and casualty insurance commissions	739	723
Employee benefits sales commissions	194	234
Profit sharing and contingent revenue	427	370
Wealth management and other financial services	127	141
Other insurance-related revenue	53	43
Total insurance service and other fees	$2,429	$2,299

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$143,062	$-	$143,062
States and political subdivisions	-	22,168	-	22,168
Mortgage-backed securities	-	200,699	-	200,699

December 31, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$140,682	$-	$140,682
States and political subdivisions	-	21,822	-	21,822
Mortgage-backed securities	-	201,822	-	201,822

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis March 31, 2023 and December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2023
Collateral dependent impaired loans	$-	$-	$1,200	$1,200

December 31, 2022
Collateral dependent impaired loans	$-	$-	$1,170	$1,170

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $1.5 million, with an allowance for credit loss of $0.3 million, at March 31, 2023 compared with $1.5 million and $0.4 million, respectively, at December 31, 2022.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$16,104	$16,104	$23,054	$23,054
Level 2:
Available for sale securities	365,929	365,929	364,326	364,326
FHLB and FRB stock	8,444	N/A	13,511	N/A
Level 3:
Held to maturity securities	3,707	3,613	6,949	6,809
Loans, net	1,637,053	1,565,824	1,652,931	1,564,641

Financial liabilities:
Level 1:
Demand deposits	$483,958	$483,958	$493,710	$493,710
NOW deposits	268,283	268,283	273,359	273,359
Savings deposits	807,532	807,532	801,943	801,943
Level 2:
Securities sold under agreement to
repurchase	9,264	9,264	7,147	7,147
Other borrowed funds	79,637	79,293	193,001	192,443
Subordinated debt	31,101	30,035	31,075	30,263
Level 3:
Time deposits	290,141	286,883	202,667	199,910

9. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three month period ended March 31, 2023 and 2022.

	Three months ended March 31, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$17,325	$-	$17,325
Provision for credit losses	(654)	-	(654)
Net interest income after
provision for credit losses	17,979	-	17,979
Insurance service and fees	123	2,306	2,429
Other non-interest income	1,684	-	1,684
Amortization expense	5	95	100
Other non-interest expense	12,557	1,845	14,402
Income before income taxes	7,224	366	7,590
Income tax provision	1,707	83	1,790
Net income	$5,517	$283	$5,800

	Three months ended March 31, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$16,501	$-	$16,501
Provision for credit losses	221	-	221
Net interest income after
provision for credit losses	16,280	-	16,280
Insurance service and fees	139	2,160	2,299
Other non-interest income	2,132	-	2,132
Amortization expense	5	95	100
Other non-interest expense	12,502	1,858	14,360
Income before income taxes	6,044	207	6,251
Income tax provision	1,449	54	1,503
Net income	$4,595	$153	$4,748

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

	March 31,	December 31,
	2023	2022
	(in thousands)

Commitments to extend credit	$422,843	$376,167
Standby letters of credit	3,027	3,673
Total	$425,870	$379,840

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2023 or during 2022.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. Effective January 1, 2023 the Company adopted both ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses of Financial Instruments and ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. Excluding those ASUs, the Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. There have been no accounting standards that have been recently issued but not yet required to be adopted as of March 31, 2023 that management expects will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments – The Company adopted this ASU (commonly known as the Current Expected Credit Loss Impairment Model, or CECL) effective January 1, 2023. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in CECL replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. See Note 3 – “Loans and the Allowance for Credit Losses” to this Quarterly Report on Form 10-Q for further details regarding the Company’s accounting policy for determining the Allowance for Credit Losses under this new accounting standard.

Upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, the Company recognized a $2.7 million increase in the allowance for credit losses as of January 1, 2023 with a net of tax cumulative effect adjustment to retained earnings of $2.0 million.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures – The Company adopted this ASU effective January 1, 2023. This ASU eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the CECL model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". The adoption of ASU 2022-02 did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did affect the financial statement disclosures.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; credit losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons to the quarter ended March 31, 2022 as well as the trailing quarter ended December 31, 2022.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2022. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

Effective January 1, 2023 the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 3 – “Loans and the Allowance for Credit Losses” to this Quarterly Report on Form 10-Q for the accounting policy for determining the Allowance for Credit Losses (“ACL”).

The more significant areas in which management of the Company applies critical assumptions and estimates includes the allowance for credit losses.

Allowance for Credit Losses

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At March 31, 2023 the ACL on loans totaled $21.5 million, compared to $22.2 million recorded upon adoption of ASU 2016-13 at January 1, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of March 31, 2023 and January 1, 2023, the ACL allocated to the total commercial portfolio was $17.8 million and $18.0 million, respectively.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components; pooling loans into portfolio segments for loans that share similar risk characteristics and identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

For pooled loan portfolio segments, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates econometric factors. The model utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

The ACL for individually analyzed loans is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s view of how losses may vary from those represented by quantitative loss rates. Qualitative loss factors are applied to each portfolio segment with the amounts determined by historical loan charge-offs of a peer group of similar-sized regional banks.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans; conversely, improving conditions or assumptions could lead to further reductions in the ACL on loans.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.4 million and $28.2 million at March 31, 2023. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2023 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at March 31, 2023 and December 31, 2022 compared with $1.6 billion at March 31, 2022. Loans secured by real estate were $1.4 billion at March 31, 2023, December 31, 2022 and March 31, 2022. Residential real estate loans, including construction loans, were $441 million at March 31, 2023, $3 million or less than 1% lower than at December 31, 2022, but $18 million or 4% higher than at March 31, 2022. The increase in residential real estate loans from March 31, 2022 reflects management’s decision to retain the majority of residential mortgages within our loan portfolio. Commercial real estate loans, including construction loans, were $895 million at March 31, 2023, $1 million or less than 1% lower than at December 31, 2022, but $36 million or 4% higher than the balance at March 31, 2022. Commercial real estate is the largest part of the Company’s loan portfolio and has historically been the highest growth segment of the portfolio.

In the first quarter of 2023, residential mortgage originations were $8 million compared with the previous quarter’s originations of $15 million and $22 million in the first quarter of 2022. The decrease in residential mortgage originations as compared to the prior year was primarily due to the impact of the rising interest rate environment. The Company sold $1 million of residential mortgages during the first three months of 2023 compared with $3 million during the year earlier period. The Company did not sell any residential mortgages during the fourth quarter of 2022. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management practices and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in C&I lending as a way to diversify its overall loan portfolio. The C&I portfolio was $241 million at March 31, 2023, representing a $9 million or 4% decrease from December 31, 2022. When compared with last year’s first quarter, commercial and industrial loans increased $8 million or 4%, excluding Paycheck Protection Program loan balances.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $24 million, or 1.45% of total loans outstanding at March 31, 2023, compared with $25 million, or 1.48% of total loans outstanding, as of December 31, 2022 and $21 million, or 1.29% of total loans outstanding, as of March 31, 2022.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $90 million at March 31, 2023, a $3 million decrease from $93 million at December 31, 2022, and a $20 million decrease from $110 million at March 31, 2022. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk ratings are the credit quality indicators used by management to monitor credit risk in its commercial loan portfolio. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

Prior to January 1, 2023, the allowance for credit losses represented the amount that in management’s judgment reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. Based on portfolio composition, then current economic conditions, and reasonable and supportable forecasts of future conditions, the Company recognized an increase to the allowance for credit losses of $2.7 million upon adoption of the new credit loss accounting standard, ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, as of January 1, 2023 as compared with the allowance for credit losses recognized on its consolidated balance sheet at December 31, 2022. The $2.7 million increase was recognized as a net of tax cumulative effect adjustment to retained earnings of $2.0 million.

The Company recorded a $0.7 million release of allowance during the three months ended March 31, 2023, primarily due to lower loan balances, a benefit from the reduction in rate of increases in home prices in the Company’s market and lower specific reserves on individually analyzed loans.

Prior to the adoption of ASU 2016-13, loans acquired in a business combination were recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Acquired loans that previously did not have an allowance valuation totaled $129 million at January 1, 2023. Upon adoption of the new ACL accounting standard these loans contributed $1 million to the allowance for credit losses. The allowance for credit losses totaled $21.5 million or 1.30% of total loans outstanding at March 31, 2023, compared with $19.4 million, or 1.16% of total loans outstanding as of December 31, 2022 and $18.6 million, or 1.16% of total loans outstanding at March 31, 2022. The increase in the percentage of allowance for credit losses to total loans outstanding from both comparative periods was the result of the adoption of the new accounting standard.

Investing Activities

Total investment securities were $370 million at March 31, 2023, compared with $371 million at December 31, 2022 and $389 million at March 31, 2022. The decreases reflect changes in unrealized gains and losses on investment securities. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $4 million at March 31, 2023 compared to $6 million at December 31, 2022, and $147 million at March 31, 2022. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 19% of average interest-earning assets in both the first quarter of 2023 and fourth quarter of 2022 and 26% in the first quarter of 2022.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which were 54% of total investment securities at March 31, 2023 and December 31, 2022, and 56% of total investment securities at March 31, 2022. Tax-advantaged debt securities issued by state and political subdivisions were 2%, 3% and 2% of the total securities portfolio at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

The total net unrealized loss position of the available-for-sale investment portfolio was $59 million at March 31, 2023, compared with $64 million at December 31, 2022 and $27 million at March 31, 2022. The securities in an unrealized loss position generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2023 were $1.8 billion, a $78 million or 4% increase from December 31, 2022, but a $137 million or 7% decrease from March 31, 2022. The increase from the fourth quarter of 2022 reflects an increase in time deposits of $87 million or 43%, municipal savings deposits of $52 million or 31%, and commercial savings of $15 million or 8%, partially offset by a decrease in consumer savings of $62 million or 14%, demand deposits of $9 million or 2%, and NOW deposits of $5 million or 2%. The decrease from March 31, 2022 largely reflects deposit decreases in consumer savings of $163 million or 42%, commercial savings of $51 million or 26%, demand deposits of $45 million or 9%, municipal savings of $30 million or 13%, and brokered deposits of $2 million or 29%. Offsetting those decreases were higher consumer time deposits of $143 million or 51% and NOW deposits of $11 million or 4%. Average demand deposits were $504 million in the first quarter of 2023, a 3% decrease from $519 million in the fourth quarter of 2022, and a 2% decrease from $512 million in the first quarter of 2022.

The Company had $11 million in long-term Federal Home Loan Bank of New York (“FHLBNY”) advances at March 31, 2023, compared with $20 million at December 31, 2022 and $27 million at March 31, 2022. This represents long-term advances from the FHLBNY that were acquired in the FSB acquisition. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. There were $69 million in overnight borrowings with the FHLBNY at March 31, 2023.

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

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,641,162	$20,886	5.16%	$1,566,716	$15,724	4.07%
Taxable securities	370,798	2,294	2.51%	347,123	1,677	1.96%
Tax-exempt securities	11,531	89	3.13%	10,807	46	1.73%
Interest bearing deposits at banks	9,824	96	3.97%	178,729	70	0.16%

Total interest-earning assets	2,033,315	$23,365	4.66%	2,103,375	$17,517	3.38%

Non interest-earning assets:

Cash and due from banks	16,796			13,302
Premises and equipment, net	16,900			17,698
Other assets	100,240			79,316

Total Assets	$2,167,251			$2,213,691

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$260,242	$482	0.75%	$252,965	$56	0.09%
Savings	796,793	1,860	0.95%	1,024,447	344	0.14%
Time deposits	257,733	1,673	2.63%	156,534	168	0.44%
Other borrowed funds	134,719	1,496	4.50%	29,280	45	0.62%
Subordinated debt	31,086	526	6.86%	30,984	401	5.25%
Securities sold U/A to repurchase	7,248	3	0.17%	4,890	2	0.17%

Total interest-bearing liabilities	1,487,821	$6,040	1.65%	1,499,100	$1,016	0.27%

Noninterest-bearing liabilities:
Demand deposits	503,945			512,118
Other	20,487			20,897
Total liabilities	$2,012,253			$2,032,115

Stockholders' equity	154,998			181,576

Total Liabilities and Equity	$2,167,251			$2,213,691

Net interest income		$17,325			$16,501

Net interest margin			3.46%			3.18%

Interest rate spread			3.01%			3.11%

Net Income

Net income was $5.8 million, or $1.06 per diluted share, in the first quarter of 2023, compared with $6.0 million, or $1.10 per diluted share, in the fourth quarter of 2022 and $4.7 million, or $0.86 per diluted share, in last year’s first quarter. The change from the prior quarter was largely due to a reduction in net interest income in the current period, partially offset by a release of allowance for credit losses. The change from prior year period reflected higher net interest income and a reduction in provision for credit losses in the current period, partially offset by lower non-interest income.

Return on average equity was 14.97% for the first quarter of 2023, compared with 16.07% in the fourth quarter of 2022 and 10.46% in the first quarter of 2022.

Other Results of Operations – Quarterly Comparison

Net interest income decreased $1.9 million, or 10%, from the sequential fourth quarter due to higher interest expense, given the cost increase of interest-bearing liabilities as a result of competitive pricing on deposits. When compared to the first quarter of 2022 net interest income increased $0.8 million, or 5%, resulting from a 128 basis point increase in yields on interest-earning assets and higher average loan and investment balances. The increase in rates paid on interest-bearing liabilities and yields on interest-earning assets resulted from the 450 basis point increase in the federal funds rate.

First quarter net interest margin of 3.46% decreased 31 basis points from the fourth quarter of 2022 but increased 28 basis points from the first quarter of 2022. The yield on loans increased 28 basis points compared with the fourth quarter of 2022 and 109 basis points when compared to the first quarter of 2022. The cost of interest-bearing liabilities increased to 1.65% compared with 0.86% in the fourth quarter of 2022 and 0.27% in the first quarter of 2022.

The $0.7 million release of allowance in the current quarter was largely due to lower loan balances, a reduction in the rate of increases in home prices in the Company’s market and lower specific reserves on individually analyzed loans.

Non-interest income was $4.1 million in the first quarter of 2023, compared with $4.5 million in the fourth quarter of 2022 and $4.4 million in the prior year first quarter. Included in the fourth quarter of 2022 was a $0.2 million gain on the sale of an asset that was acquired in foreclosure as well as $0.2 million of revenue recognized relating to rent payments received on the acquired asset. The decrease from last year’s first quarter was primarily due to decreases in mortgage servicing rights and loan fees. Insurance service and fee revenue, increased 10% over the fourth quarter and was up 6% from last year’s first quarter, due to higher profit sharing revenue and commissions from higher premiums and new commercial lines insurance business.

Non-interest expenses of $14.5 million in the first quarter of 2023 decreased $0.4 million or 3% when compared with the fourth quarter of 2022 and were relatively flat from last year’s first quarter. Salaries and employee benefits were down slightly as merit increases and strategic hires were offset by lower incentive accruals of $0.6 million. FDIC insurance expense increased $0.1 million from both comparative periods, reflecting changes to the FDIC’s assessment rate schedule intended to raise the reserve ratio of the Deposit Insurance Fund. Other expenses decreased from the sequential fourth quarter primarily due to lower loan fees of $0.3 million and expenses relating to a foreclosed property of $0.1 million in the fourth quarter.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 67.6% in the first quarter of 2023, 62.9% in the fourth quarter of 2022, and 69.1% in the first quarter of 2022.

Income tax expense was $1.8 million, for an effective tax rate of 23.6%, in the first quarter of 2023 compared with 23.0% in the fourth quarter of 2022 and 24.0% in last year’s first quarter.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.13% at March 31, 2023 and December 31, 2022, compared with 8.57% at March 31, 2022.

On February 22, 2023, the Company declared a cash dividend of $0.66 per common share, which was paid on April 4, 2023. The semi-annual dividend represented a $0.02, or 3%, increase from the previous semi-annual dividend paid in October 2022.

Book value per share was $28.97 at March 31, 2023, compared with $28.32 at December 31, 2022 and $30.65 at March 31, 2022. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes that have resulted in significant unrealized losses on investment securities, which reduced book value per share at March 31, 2023 by $4.37 when compared with the last year’s first quarter.  Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at March 31, 2023 and December 31, 2022 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were moved to the Company’s Evans Bank, N.A. subsidiary as Tier 1 capital.

While we are currently classified as well capitalized, an extended economic recession could adversely impact our reported and regulatory capital ratios. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt that was issued.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company’s funding strategy has resulted in significant deposit growth, resulting in less usage of the FHLBNY overnight line of credit. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of March 31, 2023, advances of up to $404 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. As of March 31, 2023, the Bank also had the ability to purchase up to $18 million in federal funds from its correspondent banks. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. Furthermore, the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2023, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 26% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprise 54% of the investment portfolio at March 31, 2023, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the Company’s 90-day liquidity ratio each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at March 31, 2023, the Company had net short-term liquidity of $433 million as compared with $209 million at December 31, 2022. Available assets of $375 million, divided by public and purchased funds of $505 million, resulted in a long-term liquidity ratio of 74% at March 31, 2023, compared with 75% at December 31, 2022.

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
	(in thousands)

	March 31, 2023	December 31, 2022
Changes in interest rates

+200 basis points	$(2,734)	$(2,867)
+100 basis points	528	770

-100 basis points	(679)	(962)
-200 basis points	(1,588)	(2,661)

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Effective January 1, 2023, Evans Bancorp, Inc. adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data.

Except for the change in controls relating to the adoption of the CECL accounting standard, there were no other changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A. Part I of the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2022.

Recent Negative Developments Affecting the Banking Industry, and Resulting Media Coverage, May Erode Customer Confidence in the Banking System

The March 2023 high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in community banks and the banking system more broadly.

A Lack of Liquidity Could Adversely Affect the Company’s Financial Condition and Results of Operations and Result in Regulatory Restrictions

The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities and are emphasized due to the relatively lower cost of these funds. The Company also receives funds from loan repayments, investment maturities and income on other interest-earning assets, as well as borrowings. If the Company is required to rely more heavily on more expensive funding sources to support liquidity and future growth, its revenues may not increase proportionately to cover its increased costs, which would adversely affect its operating margins, profitability and growth prospects. Alternatively, the Company may need to sell a portion of its investment securities portfolio to raise funds, which, as discussed below, could result in a loss.

Any decline in funding could adversely impact the Company’s ability to originate loans, invest in securities, pay expenses, or fulfill obligations such as repaying its borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, regulatory restrictions and prohibitions may include restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Rising Interest Rates Have Decreased the Value of the Company’s Securities Portfolio, and the Company Would Realize Losses if it Were Required to Sell Such Securities to Meet Liquidity Needs

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions(2)	215	$37.68	N/A	N/A

February 1, 2023 - February 28, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions(2)	7,130	$39.99	N/A	N/A

March 1, 2023 - March 31, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions(2)	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	187,932
Employee transactions(2)	7,345	$39.92	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The maximum number of shares that may be purchased under the 2021 Repurchase Program as of March 31, 2023 was 187,932.

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

3.2	Amended and Restated Bylaws of the Company, effective as of January 24, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 30, 2023)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – March 31, 2023 and December 31, 2022; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2023 and 2022; (iii) Unaudited Statements of Consolidated Comprehensive Income – Three months ended March 31, 2023 and 2022; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2023 and 2022; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

May 02, 2023

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 02, 2023

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)