Form 10-Q
period 2023-06-30
EVANS BANCORP INC
filed 2023-08-01
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,477,505 shares as of July 27, 2023.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 AND DECEMBER 31, 2022
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$15,197	$16,796
Interest-bearing deposits at banks	10,334	6,258
Securities:
Available for sale, at fair value and net of valuation allowance	351,595	364,326
(amortized cost: $416,403 at June 30, 2023; $428,216 at December 31, 2022)
Held to maturity, at amortized cost and net of valuation allowance	2,241	6,949
(fair value: $2,149 at June 30, 2023; $6,809 at December 31, 2022)
Federal Home Loan Bank common stock, at cost	3,939	10,437
Federal Reserve Bank common stock, at cost	3,087	3,074
Loans, net of allowance for credit losses of $21,368 at June 30, 2023
and $19,438 at December 31, 2022	1,649,385	1,652,931
Properties and equipment, net of accumulated depreciation of $11,923 at June 30, 2023
and $11,596 at December 31, 2022	16,194	16,999
Goodwill	12,702	12,702
Intangible assets	1,027	1,227
Bank-owned life insurance	42,288	41,826
Operating lease right-of-use asset	4,297	4,392
Other assets	42,677	40,593

TOTAL ASSETS	$2,154,963	$2,178,510

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$442,195	$493,710
NOW	303,159	273,359
Savings	726,687	801,943
Time	314,574	202,667
Total deposits	1,786,615	1,771,679

Securities sold under agreement to repurchase	19,185	7,147
Other borrowings	140,386	193,001
Operating lease liability	4,604	4,723
Other liabilities	13,563	16,892
Subordinated debt	31,126	31,075
Total liabilities	1,995,479	2,024,517

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,581,183 and 5,544,339 shares issued at
June 30, 2023 and December 31, 2022, respectively, and 5,477,505 and 5,437,048 shares outstanding at
June 30, 2023 and December 31, 2022, respectively.	2,795	2,775
Capital surplus	81,777	81,031
Treasury stock, at cost, 103,678 and 107,291 shares at June 30, 2023 and
December 31, 2022, respectively	(3,656)	(3,891)
Retained earnings	128,465	123,356
Accumulated other comprehensive income (loss), net of tax	(49,897)	(49,278)
Total stockholders' equity	159,484	153,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,154,963	$2,178,510

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2023	2022
INTEREST INCOME
Loans	$21,602	$16,828
Interest-bearing deposits at banks	80	226
Securities:
Taxable	2,252	1,984
Non-taxable	54	59
Total interest income	23,988	19,097
INTEREST EXPENSE
Deposits	6,280	580
Other borrowings	1,486	42
Subordinated debt	541	423
Total interest expense	8,307	1,045
NET INTEREST INCOME	15,681	18,052
PROVISION FOR CREDIT LOSSES	(116)	267
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	15,797	17,785
NON-INTEREST INCOME
Deposit service charges	645	703
Insurance service and fees	2,720	2,567
Bank-owned life insurance	238	171
Interchange fee income	528	539
Other	570	632
Total non-interest income	4,701	4,612
NON-INTEREST EXPENSE
Salaries and employee benefits	8,649	9,436
Occupancy	1,145	1,131
Advertising and public relations	407	438
Professional services	808	843
Technology and communications	1,542	1,237
Amortization of intangibles	100	100
FDIC insurance	350	250
Other	1,171	1,349
Total non-interest expense	14,172	14,784
INCOME BEFORE INCOME TAXES	6,326	7,613
INCOME TAX PROVISION	1,394	1,879
NET INCOME	$4,932	$5,734
Net income per common share-basic	$0.90	$1.04
Net income per common share-diluted	$0.90	$1.03
Weighted average number of common shares outstanding	5,467,897	5,512,741
Weighted average number of diluted shares outstanding	5,474,462	5,550,436

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2023	2022
INTEREST INCOME
Loans	$42,488	$32,552
Interest-bearing deposits at banks	176	296
Securities:
Taxable	4,546	3,661
Non-taxable	143	105
Total interest income	47,353	36,614
INTEREST EXPENSE
Deposits	10,295	1,148
Other borrowings	2,985	89
Subordinated debt	1,067	824
Total interest expense	14,347	2,061
NET INTEREST INCOME	33,006	34,553
PROVISION FOR CREDIT LOSSES	(770)	488
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	33,776	34,065
NON-INTEREST INCOME
Deposit service charges	1,258	1,395
Insurance service and fees	5,149	4,866
Bank-owned life insurance	462	325
Interchange fee income	1,021	1,031
Other	924	1,426
Total non-interest income	8,814	9,043
NON-INTEREST EXPENSE
Salaries and employee benefits	18,062	18,906
Occupancy	2,318	2,311
Advertising and public relations	563	617
Professional services	1,691	1,715
Technology and communications	2,898	2,411
Amortization of intangibles	200	200
FDIC insurance	700	520
Other	2,242	2,564
Total non-interest expense	28,674	29,244
INCOME BEFORE INCOME TAXES	13,916	13,864
INCOME TAX PROVISION	3,184	3,382
NET INCOME	$10,732	$10,482
Net income per common share-basic	$1.97	$1.90
Net income per common share-diluted	$1.96	$1.89
Weighted average number of common shares outstanding	5,456,189	5,503,811
Weighted average number of diluted shares outstanding	5,476,024	5,548,533

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
	Three Months Ended June 30,
	2023	2022

NET INCOME	$4,932	$5,734
OTHER COMPREHENSIVE (LOSS) INCOME , NET OF TAX:
Unrealized loss on available-for-sale securities:	(4,294)	(12,033)
Defined benefit pension plans:
Amortization of prior service cost	-	5
Amortization of actuarial loss	20	50
Total	20	55
OTHER COMPREHENSIVE (LOSS) INCOME , NET OF TAX:	(4,274)	(11,978)
COMPREHENSIVE INCOME (LOSS)	$658	$(6,244)

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
	Six Months Ended June
	2023	2022

NET INCOME	$10,732	$10,482
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized loss on available-for-sale securities	(659)	(28,738)
Defined benefit pension plans:
Amortization of prior service cost	-	10
Amortization of actuarial loss	40	100
Total	40	110
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(619)	(28,628)
COMPREHENSIVE INCOME (LOSS)	$10,113	$(18,146)

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, March 31, 2022	$2,762	$79,396	$109,366	$(22,321)	$-	$169,203
Net Income			5,734			5,734
Other comprehensive loss				(11,978)		(11,978)
Cash dividends			(3)			(3)
Stock compensation expense		291				291
Issued 3,705 shares under Dividend Reinvestment Plan	2	141				143
Issued 6,902 shares in Employee Stock Purchase Plan	4	195				199
Reissued 6,660 restricted shares in stock option exercises			(115)		249	134
issued 2,020 shares in stock option exercises	1	49				50
Repurchased 29,269 shares of common stock					(1,098)	(1,098)
Forfeitures 1,186 shares of restricted stock						-
Balance, June 30, 2022	$2,769	$80,072	$114,982	$(34,299)	$(849)	$162,675

Balance, March 31, 2023	$2,787	$81,210	$123,533	$(45,623)	$(3,656)	$158,251
Net Income			4,932			4,932
Other comprehensive loss				(4,274)		(4,274)
Stock compensation expense		228				228
Issued 4,545 shares in Dividend Reinvestment Plan	2	152				154
Issued 9,101 shares in Employee Stock Purchase Plan	6	187				193
Balance, June 30, 2023	$2,795	$81,777	$128,465	$(49,897)	$(3,656)	$159,484

See Notes to Unaudited Consolidated Financial Statements

`1

S`

<l”?:>+

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			10,482			10,482
Other comprehensive loss				(28,628)		(28,628)
Cash dividends ($0.62 per common share)			(3,409)			(3,409)
Stock compensation expense		624				624
Issued 18,244 restricted shares	9	(9)				-
Issued 20,851 shares in stock option exercises	10	326				336
Repurchased 29,269 shares of common stock					(1,098)	(1,098)
Reissued 6,660 restricted shares in stock option exercises			(115)		249	134
Forfeitures 1,186 shares of restricted stock						-
Reissued 3,705 shares through Dividend Reinvestment Program	2	141				143
Issued 6,902 shares in Employee Stock Purchase Plan	4	195				199
Balance, June 30, 2022	$2,769	$80,072	$114,982	$(34,299)	$(849)	$162,675

Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993
Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	$2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			10,732			10,732
Other comprehensive loss				(619)		(619)
Cash dividends ($0.66 per common share)			(3,597)			(3,597)
Stock compensation expense		534				534
Reissued 6,228 restricted shares		(235)			235	-
Issued 12421 shares in stock option exercises	6	114				120
Issued 11,775 restricted shares, net of forfeitures	6	(6)				-
Issued 4,545 shares in Dividend Reinvestment Plan	2	152				154
Issued 9,101 shares in Employee Stock Purchase Plan	6	187				193
Balance, June 30, 2023	$2,795	$81,777	$128,465	$(49,897)	$(3,656)	$159,484

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Interest received	$47,051	$35,332
Fees received	8,830	9,236
Interest paid	(13,634)	(2,301)
Cash paid to employees and vendors	(29,972)	(32,005)
Income taxes paid	(6,223)	(1,801)
Proceeds from sale of loans held for sale	4,591	3,529
Originations of loans held for sale	(4,503)	(3,368)

Net cash provided by operating activities	6,140	8,622

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	-	(144,413)
Proceeds from sales, maturities, calls, and payments	18,412	16,198
Held to maturity securities:
Purchases	(644)	(5,825)
Proceeds from maturities, calls, and payments	5,352	1,288
Proceeds from bank-owned life insurance claims	-	378
Additions to properties and equipment	(479)	(388)
Proceeds from sales of assets	370	-
Proceeds from tax credit investment	12	56
Net decrease (increase) in loans	1,935	(40,854)

Net cash provided by (used in) investing activities	24,958	(173,560)

FINANCING ACTIVITIES:
Repayments from long-term borrowings, net	(13,278)	(9,672)
(Repayments) proceeds from short-term borrowings, net	(27,163)	958
Net increase in deposits	14,950	31,322
Dividends paid	(3,597)	(3,409)
Repurchase of treasury stock	-	(1,098)
Issuance of common stock	467	678
Reissuance of treasury stock	-	134

Net cash (used in) provided by financing activities	(28,621)	18,913
Net increase (decrease) in cash and cash equivalents	2,477	(146,025)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,054	244,785
End of period	$25,531	$98,760

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands)
	Six Months Ended June 30,
	2023	2022

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$10,732	$10,482

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	869	890
Deferred tax expense	279	329
Provision for credit losses	(770)	488
Loss on sales of assets	31	-
Gain on loans sold	(86)	(62)
Stock compensation expense	534	624
Proceeds from sale of loans held for sale	4,591	3,529
Originations of loans held for sale	(4,503)	(3,368)
Changes in assets and liabilities affecting cash flow:
Other assets	(5,408)	(2,267)
Other liabilities	(129)	(2,023)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,140	$8,622

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

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

The results of operations for the six month period ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “10-K”).

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$160,622	$-	$(23,686)	$136,936
States and political subdivisions	22,716	1	(1,528)	21,189
Total debt securities	183,338	1	(25,214)	158,125

Mortgage-backed securities:
FNMA	$74,130	$-	$(12,496)	$61,634
FHLMC	45,897	-	(6,591)	39,306
GNMA	39,387	-	(7,675)	31,712
SBA	21,623	-	(2,600)	19,023
CMO	52,028	-	(10,233)	41,795
Total mortgage-backed securities	$233,065	$-	$(39,595)	$193,470

Total securities designated as available for sale	$416,403	$1	$(64,809)	$351,595

Held to Maturity:
Debt securities
States and political subdivisions	$2,241	$-	$(92)	$2,149

Total securities designated as held to maturity	$2,241	$-	$(92)	$2,149

	December 31, 2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$165,495	$1	$(24,814)	$140,682
States and political subdivisions	23,480	4	(1,662)	21,822
Total debt securities	188,975	5	(26,476)	162,504

Mortgage-backed securities:
FNMA	$75,921	$-	$(12,819)	$63,102
FHLMC	46,922	-	(6,695)	40,227
GNMA	40,039	-	(6,580)	33,459
SBA	22,556	-	(2,419)	20,137
CMO	53,803	-	(8,906)	44,897
Total mortgage-backed securities	$239,241	$-	$(37,419)	$201,822

Total securities designated as available for sale	$428,216	$5	$(63,895)	$364,326

Held to Maturity:
Debt securities
States and political subdivisions	$6,949	$-	$(140)	$6,809

Total securities designated as held to maturity	$6,949	$-	$(140)	$6,809

Available for sale securities with a total fair value of $209 million and $226 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at June 30, 2022 and December 31, 2022, respectively.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2023 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2023
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$5,703	$5,581
Due after one year through five years	86,952	80,186
Due after five years through ten years	61,692	51,962
Due after ten years	28,991	20,396
	$183,338	$158,125

Mortgage-backed securities
available for sale	$233,065	$193,470
Total	$416,403	$351,595

Debt securities held to maturity:

Due in one year or less	$1,532	$1,527
Due after one year through five years	333	305
Due after five years through ten years	376	317
Due after ten years	-	-
Total	$2,241	$2,149

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and six month periods ended June 30, 2023 and 2022.

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2023 and December 31, 2022 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the six month period ended June 30, 2023 and did not record any OTTI charges during 2022. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. Past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

Information regarding unrealized losses within the Company’s available for sale securities at June 30, 2023 and December 31, 2022 is summarized below.

	June 30, 2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$7,781	$(219)	$129,155	$(23,467)	$136,936	$(23,686)
States and political subdivisions	2,310	(91)	17,923	(1,437)	20,233	(1,528)
Total debt securities	10,091	(310)	147,078	(24,904)	157,169	(25,214)

Mortgage-backed securities:
FNMA	$574	$(24)	$61,060	$(12,472)	$61,634	$(12,496)
FHLMC	7,739	(345)	31,567	(6,246)	39,306	(6,591)
GNMA	93	(3)	31,619	(7,672)	31,712	(7,675)
SBA	-	-	19,023	(2,600)	19,023	(2,600)
CMO	6,504	(266)	35,291	(9,967)	41,795	(10,233)
Total mortgage-backed securities	$14,910	$(638)	$178,560	$(38,957)	$193,470	$(39,595)

Held to Maturity:
Debt securities:
States and political subdivisions	$1,478	$(5)	$671	$(87)	$2,149	$(92)

Total temporarily impaired
securities	$26,479	$(953)	$326,309	$(63,948)	$352,788	$(64,901)

	December 31, 2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$68,292	$(5,929)	$71,389	$(18,885)	$139,681	$(24,814)
States and political subdivisions	19,540	(1,645)	418	(17)	19,958	(1,662)
Total debt securities	87,832	(7,574)	71,807	(18,902)	159,639	(26,476)

Mortgage-backed securities:
FNMA	$23,242	$(3,081)	$39,860	$(9,738)	$63,102	$(12,819)
FHLMC	11,927	(790)	28,300	(5,905)	40,227	(6,695)
GNMA	10,763	(1,298)	22,696	(5,282)	33,459	(6,580)
SBA	16,996	(1,971)	3,141	(448)	20,137	(2,419)
CMO	11,288	(673)	33,609	(8,233)	44,897	(8,906)
Total mortgage-backed securities	$74,216	$(7,813)	$127,606	$(29,606)	$201,822	$(37,419)

Held to Maturity:
Debt securities:
States and political subdivisions	$6,627	$(118)	$182	$(22)	$6,809	$(140)

Total temporarily impaired
securities	$168,675	$(15,505)	$199,595	$(48,530)	$368,270	$(64,035)

3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2023	December 31, 2022
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$438,081	$440,123
Commercial and multi-family	801,062	778,714
Construction-Residential	3,183	3,626
Construction-Commercial	118,963	117,403
Home equities	80,528	82,414
Total real estate loans	1,441,817	1,422,280

Commercial and industrial loans	228,302	250,069
Consumer and other loans	1,227	572
Unaccreted yield adjustments*	(593)	(552)
Total gross loans	1,670,753	1,672,369

Allowance for credit losses	(21,368)	(19,438)

Loans, net	$1,649,385	$1,652,931

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

The outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million at June 30, 2023 and December 31, 2022, respectively. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2023 or December 31, 2022.

There were $594 million and $495 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of June 30, 2023 and December 31, 2022, respectively.

The Company may also sell certain fixed rate residential mortgages to FNMA, FHLMC and FHLB while maintaining the servicing rights for those mortgages. At June 30, 2023 and December 31, 2022, the Company had loan servicing portfolio principal balances of $115 million and $116 million, respectively, upon which it earned servicing fees. In the three month and six month periods ended June 30, 2023, the Company sold $2.9 million and $4.6 million, respectively, of residential mortgages. In the three month and six month periods ended June 30, 2022, the Company sold $0.6 million and $3.5 million, respectively, of residential mortgages.

The fair value of the mortgage servicing rights for that portfolio was $1.1 million at both June 30, 2023 and December 31, 2022. There were no residential mortgages held for sale at June 30, 2023 and December 31, 2022.

Credit Quality Indicators

The Company monitors the credit risk in its loan portfolio by reviewing certain credit quality indicators (“CQI”). The primary CQI for the commercial mortgage and commercial and industrial portfolios is the individual loan’s credit risk rating. The following list provides a description of the credit risk ratings that are used internally by the Bank when assessing the adequacy of its allowance for credit losses:

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

The following tables summarize amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$10,210	$40,898	$27,245	$9,464	$6,502	$7,562	$98,867	$200,748
Special Mention	317	8,859	445	4,891	877	2,104	5,336	22,829
Substandard	-	3	4	22	53	941	3,705	4,728
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$10,527	$49,760	$27,694	$14,377	$7,432	$10,607	$107,908	$228,305

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate mortgages
Risk rating
Pass	$50,416	$202,641	$173,515	$95,499	$69,887	$283,278	$-	$875,236
Special Mention	-	1,256	405	1,547	10,163	9,946	-	23,317
Substandard	-	-	12,069	201	7,092	3,373	-	22,735
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$50,416	$203,897	$185,989	$97,247	$87,142	$296,597	$-	$921,288

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$245	$246	$34	$21	$19	$33	$137	$735
Nonperforming	-	-	-	-	-	-	-	-
Total	$245	$246	$34	$21	$19	$33	$137	$735

Current period gross writeoffs	$62	$17	$-	$-	$-	$-	$-	$79

Residential mortgages
Payment performance
Performing	$14,912	$73,992	$103,982	$71,910	$18,405	$154,383	$-	$437,584
Nonperforming	126	146	168	233	92	2,935	-	3,700
Total	$15,038	$74,138	$104,150	$72,143	$18,497	$157,318	$-	$441,284

Current period gross writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$6,246	$3,140	$657	$639	$639	$2,321	$65,194	$78,836
Nonperforming	-	-	-	-	-	3	302	305
Total	$6,246	$3,140	$657	$639	$639	$2,324	$65,496	$79,141

Current period gross writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

The amortized cost of criticized assets of $74 million included $20 million of loans in the Company’s hotel loan portfolio at June 30, 2023. At December 31, 2022 the amortized cost of criticized assets was $93 million including $29 million of loans in the Company’s hotel loan portfolio.

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due as of the dates indicated:

	June 30, 2023
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$226,270	$53	$-	$-	$1,982	$228,305
Residential real estate:
Residential	432,490	-	1,911	-	3,700	438,101
Construction	3,183	-	-	-	-	3,183
Commercial real estate:
Commercial	787,565	1,327	810	6,569	6,055	802,326
Construction	105,522	4,205	-	875	8,360	118,962
Home equities	78,039	652	145	-	305	79,141
Consumer and other	729	3	2	1	-	735
Total Loans	$1,633,798	$6,240	$2,868	$7,445	$20,402	$1,670,753

	December 31, 2022
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$246,412	$235	$684	$139	$2,625	$250,095
Residential real estate:
Residential	434,393	1,105	-	472	3,738	439,708
Construction	3,502	-	-	-	-	3,502
Commercial real estate:
Commercial	771,871	1,083	-	75	6,648	779,677
Construction	107,369	-	-	1,648	8,765	117,782
Home equities	79,320	759	206	100	563	80,948
Consumer and other	652	3	1	1	-	657
Total Loans	$1,643,519	$3,185	$891	$2,435	$22,339	$1,672,369

Allowance for Credit losses

Effective January 1, 2023 the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which requires an allowance for credit losses be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes discounted cash flow models considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. The models have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment and gross domestic product. The Company utilizes a reasonable and supportable forecast period of one year. Subsequent to this forecast period the Company reverts, on a straight-line basis over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. Model forecasts may be adjusted for inherent limitations of biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of qualitative factors, including portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and includes all loans on nonaccrual status. The amounts of individually analyzed losses are determined through a loan-by-loan analysis. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on recent estimations of the fair value of the loan’s collateral. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial loans and commercial real estate loans, estimated collateral values are based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs. Charge-offs are based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. When evaluating individual home equity loans and lines of credit for charge off and for purposes of estimating losses in determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property.

Prior to 2023, the allowance for credit losses represented the amount that in management’s judgement reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. A description of the methodologies used by the Company to estimate its allowance for credit losses prior to January 1, 2023 is included in note 4 of Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables present the activity in the allowance for credit losses according to portfolio segment for the three month periods ended June 30, 2023 and 2022.

	Three months ended June 30, 2023
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit	(in thousands)
losses:
Beginning balance	$5,267	$12,554	$4	$3,378	$320	$21,523
Charge-offs	-	-	(49)	(1)	(25)	(75)
Recoveries	20	-	16	-	-	36
Provision	(314)	79	36	88	(5)	(116)
Ending balance	$4,973	$12,633	$7	$3,465	$290	$21,368

*Includes construction loans

	Three months ended June 30, 2022
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit	(in thousands)
losses:
Beginning balance	$3,688	$12,279	$44	$2,117	$490	$18,618
Charge-offs	(7)	-	(27)	(55)	-	(89)
Recoveries	19	-	4	-	-	23
Provision	14	26	49	102	76	267
Ending balance	$3,714	$12,305	$70	$2,164	$566	$18,819

* Includes construction loans

The following tables present the activity in the allowance for credit losses according to portfolio segment for the six month periods ended June 30, 2023 and 2022.

	Six months ended June 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	-	-	(79)	(1)	(25)	(105)
Recoveries	51	-	19	-	-	70
Provision	(382)	(107)	61	(254)	(88)	(770)
Ending balance	$4,973	$12,633	$7	$3,465	$290	$21,368

*Includes construction loans

	Six months ended June 30, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(31)	-	(67)	(55)	-	(153)
Recoveries	36	-	10	-	-	46
Provision	400	(62)	73	92	(15)	488
Ending balance	$3,714	$12,305	$70	$2,164	$566	$18,819

*Includes construction loans

The following tables present the allowance for credit losses and recorded investment on loans by segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	-	179	-	7	-	186

Collectively evaluated for impairment	4,973	12,454	7	3,458	290	21,182
Total	$4,973	$12,633	$7	$3,465	$290	$21,368

Loans:
Ending balance:

Individually evaluated for impairment	2,035	17,161	-	4,122	633	23,951

Collectively evaluated for impairment	226,267	902,864	1,227	437,142	79,895	1,647,395
Total	$228,302	$920,025	$1,227	$441,264	$80,528	$1,671,346

* Includes construction loans

	December 31, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	-	251	-	28	77	356

Collectively evaluated for impairment	4,980	11,344	153	2,074	531	19,082
Total	$4,980	$11,595	$153	$2,102	$608	$19,438

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$687	$-	$687

Individually evaluated for impairment	2,697	18,144	-	4,020	949	25,810

Collectively evaluated for impairment	247,372	877,973	572	439,042	81,465	1,646,424
Total	$250,069	$896,117	$572	$443,749	$82,414	$1,672,921

* Includes construction loans

The Company’s reserve for off-balance sheet credit exposures was not material at June 30, 2023 and upon adoption of ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

					Six Months Ended
	June 30, 2023			January 1, 2023	June 30, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$-	$1,982	$1,982	$2,625	$12
Residential real estate:
Residential	93	3,607	3,700	3,738	12
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	6,055	6,055	6,648	72
Construction	1,268	7,092	8,360	8,765	-
Home equities	-	305	305	563	-
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$1,361	$19,041	$20,402	$22,339	$96

					Six Months Ended
	June 30, 2022			January 1, 2022	June 30, 2022
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$448	$451	$899	$4,919	$4
Residential real estate:
Residential	30	13,893	13,923	3,020	12
Construction	-	-	-	-	-
Commercial real estate:
Commercial	199	4,430	4,629	5,758	177
Construction	-	108	108	2,942	-
Home equities	196	2,241	2,437	755	10
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$873	$21,123	$21,996	$17,394	$203

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were no modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2023.

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2023:

	(in thousands)	Term Extension	Total Class of Receivable
Commercial and industrial		$-	-%
Residential real estate:
Residential		104	0
Construction		-	-
Commercial real estate:
Commercial		-	-
Construction		-	-
Home equities		-	-
Consumer and other		-	-	-
Total nonaccrual loans		$104	0%

The financial impacts of residential mortgage loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023 were maturity extensions ranging from 159 months to 164 months.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first six months of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties during the first six months of 2023 was current as of June 30, 2023.

Troubled debt restructurings

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three months ended June 30, 2022 the Company modified one loan that was determined to be a troubled debt restructuring, a commercial and industrial loan with an outstanding balance of $461 thousand that included an extension of maturity. During the first six months of 2022, the Company modified two loans that were determined to be troubled debt restructurings, a home equity loan with an outstanding balance of $38 thousand that included extension of maturity and interest rate reduction concessions and a commercial and industrial loan with an outstanding balance of $461 thousand that included an extension of maturity.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and six month periods ended June 30, 2023 the Company had an average of 6,565 and 19,835 dilutive shares outstanding, respectively. For the three and six month periods ended June 30, 2022 the Company had an average of 37,695 and 44,722 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. There was an average of 85,312 and 86,392 potentially anti-dilutive shares outstanding for the three and six month periods ended June 30, 2023, respectively, that were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2023 and 2022:

	Balance at March 31, 2023	Net Change	Balance at June 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(43,713)	$(4,294)	$(48,007)
Net defined benefit pension plan adjustments	(1,910)	20	(1,890)
Total	$(45,623)	$(4,274)	$(49,897)

	Balance at March 31, 2022	Net Change	Balance at June 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(19,865)	$(12,033)	$(31,898)
Net defined benefit pension plan adjustments	(2,456)	55	(2,401)
Total	$(22,321)	$(11,978)	$(34,299)

	Balance at December 31, 2022	Net Change	Balance at June 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$(659)	$(48,007)
Net defined benefit pension plan adjustments	(1,930)	40	(1,890)
Total	$(49,278)	$(619)	$(49,897)

	Balance at December 31, 2021	Net Change	Balance at June 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(28,738)	$(31,898)
Net defined benefit pension plan adjustments	(2,511)	110	(2,401)
Total	$(5,671)	$(28,628)	$(34,299)

	Three months ended June 30, 2023			Three months ended June 30, 2022
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(5,802)	$1,508	$(4,294)	$(16,243)	$4,210	$(12,033)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	8	(3)	5
Amortization of actuarial loss	27	(7)	20	67	(17)	50
Net change	27	(7)	20	75	(20)	55

Other comprehensive (loss) income	$(5,775)	$1,501	$(4,274)	$(16,168)	$4,190	$(11,978)

	Six months ended June 30, 2023			Six months ended June 30, 2022
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(918)	$259	$(659)	$(38,780)	$10,042	$(28,738)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	16	(6)	10
Amortization of actuarial loss	54	(14)	40	135	(35)	100
Net change	54	(14)	40	151	(41)	110

Other comprehensive (loss) income	$(864)	$245	$(619)	$(38,629)	$10,001	$(28,628)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2023 and 2022:

	Three months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2023	2022	2023	2022

Service cost	$-	$-	$36	$33
Interest cost	63	45	63	31
Expected return on plan assets	(67)	(88)	-	-
Amortization of prior service cost	-	-	-	8
Amortization of the net loss	27	23	-	44
Net periodic (benefit) cost	$23	$(20)	$99	$116

	Six months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2023	2022	2023	2022

Service cost	$-	$-	$72	$66
Interest cost	125	89	125	62
Expected return on plan assets	(134)	(176)	-	-
Amortization of prior service cost	-	-	-	16
Amortization of the net loss	54	47	-	88
Net periodic (benefit) cost	$45	$(40)	$197	$232

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

A disaggregation of the total insurance service and other fees for the three and six months ended June 30, 2023 and 2022 is provided in the tables below:

	Three months ended June 30,
	2023	2022
	(in thousands)
Commercial property and casualty insurance commissions	$1,164	$1,031
Personal property and casualty insurance commissions	999	930
Employee benefits sales commissions	167	209
Profit sharing and contingent revenue	198	191
Wealth management and other financial services	162	179
Other insurance-related revenue	30	27
Total insurance service and other fees	$2,720	$2,567

	Six months ended June 30,
	2023	2022
	(in thousands)
Commercial property and casualty insurance commissions	$2,053	$1,819
Personal property and casualty insurance commissions	1,738	1,653
Employee benefits sales commissions	361	443
Profit sharing and contingent revenue	626	561
Wealth management and other financial services	288	320
Other insurance-related revenue	83	70
Total insurance service and other fees	$5,149	$4,866

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$136,936	$-	$136,936
States and political subdivisions	-	21,189	-	21,189
Mortgage-backed securities	-	193,470	-	193,470

December 31, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$140,682	$-	$140,682
States and political subdivisions	-	21,822	-	21,822
Mortgage-backed securities	-	201,822	-	201,822

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis June 30, 2023 and December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2023
Collateral dependent impaired loans	$-	$-	$1,168	$1,168

December 31, 2022
Collateral dependent impaired loans	$-	$-	$1,170	$1,170

Impaired loans

Collateral dependent loans carried at fair value have been partially charged-off or receive individually analyzed allocations of the allowance for credit losses. The Company evaluates and values collateral dependent impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral value has a unique appraisal and management’s discount of the value is based on factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which ranges from 10%-50%. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All impaired commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be impaired, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent impaired loans had a gross value of $1.4 million, with an allowance for credit loss of $0.2 million, at June 30, 2023 compared with $1.5 million and $0.4 million, respectively, at December 31, 2022.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$25,531	$25,531	$23,054	$23,054
Level 2:
Available for sale securities	351,595	351,595	364,326	364,326
FHLB and FRB stock	7,026	N/A	13,511	N/A
Level 3:
Held to maturity securities	2,241	2,149	6,949	6,809
Loans, net	1,649,385	1,571,996	1,652,931	1,564,641

Financial liabilities:
Level 1:
Demand deposits	$442,195	$442,195	$493,710	$493,710
NOW deposits	303,159	303,159	273,359	273,359
Savings deposits	726,687	726,687	801,943	801,943
Level 2:
Securities sold under agreement to
repurchase	19,185	19,185	7,147	7,147
Other borrowed funds	140,386	139,678	193,001	192,443
Subordinated debt	31,126	30,060	31,075	30,263
Level 3:
Time deposits	314,574	310,117	202,667	199,910

9. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and six month periods ended June 30, 2023 and 2022.

	Three months ended June 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$15,681	$-	$15,681
Provision for credit losses	(116)	-	(116)
Net interest income after
provision for credit losses	15,797	-	15,797
Insurance service and fees	153	2,567	2,720
Other non-interest income	1,981	-	1,981
Amortization expense	5	95	100
Other non-interest expense	12,225	1,847	14,072
Income before income taxes	5,701	625	6,326
Income tax provision	1,241	153	1,394
Net income	$4,460	$472	$4,932

	Three months ended June 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$18,052	$-	$18,052
Provision for credit losses	267	-	267
Net interest income after
provision for credit losses	17,785	-	17,785
Insurance service and fees	169	2,398	2,567
Other non-interest income	2,045	-	2,045
Amortization expense	5	95	100
Other non-interest expense	12,885	1,799	14,684
Income before income taxes	7,109	504	7,613
Income tax provision	1,748	131	1,879
Net income	$5,361	$373	$5,734

	Six months ended June 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$33,006	$-	$33,006
Provision for credit losses	(770)	-	(770)
Net interest income after
provision for credit losses	33,776	-	33,776
Insurance service and fees	276	4,873	5,149
Other non-interest income	3,665	-	3,665
Amortization expense	10	190	200
Other non-interest expense	24,782	3,692	28,474
Income before income taxes	12,925	991	13,916
Income tax provision	2,948	236	3,184
Net income	$9,977	$755	$10,732

	Six months ended June 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$34,553	$-	$34,553
Provision for credit losses	488	-	488
Net interest income after
provision for credit losses	34,065	-	34,065
Insurance service and fees	308	4,558	4,866
Other non-interest income	4,177	-	4,177
Amortization expense	10	190	200
Other non-interest expense	25,387	3,657	29,044
Income before income taxes	13,153	711	13,864
Income tax provision	3,197	185	3,382
Net income	$9,956	$526	$10,482

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

	June 30,	December 31,
	2023	2022
	(in thousands)

Commitments to extend credit	$439,445	$376,167
Standby letters of credit	2,848	3,673
Total	$442,293	$379,840

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first six months of 2023 or during 2022.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. Effective January 1, 2023 the Company adopted both ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses of Financial Instruments and ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. Excluding those ASUs, the Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. There have been no accounting standards that have been recently issued but not yet required to be adopted as of June 30, 2023 that management expects will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; the cost and availability of funds; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; credit losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons of the quarter ended June 30, 2023 to the quarter ended June 30, 2022 as well as the trailing quarter ended March 31, 2023, and of the six months ended June 30, 2023 to the six months ended June 30, 2022. Financial information for the quarter ended March 31, 2023 can be found in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 2, 2023.

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

Allowance for Credit Losses

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At June 30, 2023 the ACL on loans totaled $21.4 million, compared to $22.2 million recorded upon adoption of ASU 2016-13 at January 1, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of June 30, 2023, March 31, 2023 and January 1, 2023, the ACL allocated to the total commercial portfolio was $17.6 million, $17.8 million and $18.0 million, respectively.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components: pooling loans into portfolio segments for loans that share similar risk characteristics and identifying individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.5 million and $28.5 million at June 30, 2023. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2023 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at June 30, 2023 and December 31, 2022 compared with $1.6 billion at June 30, 2022. Loans secured by real estate were $1.4 billion at June 30, 2023, December 31, 2022 and June 30, 2022. Residential real estate loans, including construction loans, were $441 million at June 30, 2023, $2 million or 1% lower than at December 31, 2022, and $12 million or 3% higher than at June 30, 2022. The increase in residential real estate loans from June 30, 2022 reflects management’s decision to retain the majority of residential mortgages originated within our loan portfolio. Commercial real estate loans, including construction loans, were $920 million at June 30, 2023, $24 million or 3% higher than the balance at December 31, 2022, and $55 million or 6% higher than the balance at June 30, 2022.

In the second quarter of 2023, residential mortgage originations were $10 million compared with the previous quarter’s originations of $8 million and $18 million in the second quarter of 2022. The Company originated $18 million in residential mortgages in the first six months of 2023, compared with $40 million in the first six months of 2022. The decrease in residential mortgage originations as compared to the prior year was primarily due to the impact of the rising rate environment. The Company sold $3 million of residential mortgages during the second quarter of 2023 compared with $1 million during the first quarter of 2023. During the first six months of 2023 the Company sold $4 million of residential mortgages. The Company sold $4 million of residential mortgages during the first six months of 2022. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The Company has also focused on growth opportunities in C&I lending as a way to diversify its overall loan portfolio. The C&I portfolio was $228 million at June 30, 2023, representing a $22 million or a 9% decrease from December 31, 2022. When compared with last year’s second quarter, C&I loans decreased $5 million or 2%, excluding Paycheck Protection Program loan balances.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $28 million, or 1.66% of total loans outstanding at June 30, 2023, compared with $25 million, or 1.48% of total loans outstanding, as of December 31, 2022 and $22 million, or 1.36% of total loans outstanding, as of June 30, 2022.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $74 million at June 30, 2023, a $19 million decrease from $93 million at December 31, 2022, and a $34 million decrease from $108 million at June 30, 2022. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk rating are the credit quality indicators used by management to monitor credit risk in its commercial loan portfolio. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

Prior to January 1, 2023, the allowance for credit losses represented the amount that in management’s judgement reflected incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. Based on portfolio composition, then current economic conditions, and reasonable and supportable forecasts of future conditions, the Company recognized an increase to the allowance for credit losses of $2.7 million upon adoption of the new credit loss accounting standard, ASU 2016-13, Financial instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, as of January 1, 2023 as compared with the allowance for credit losses recognized on its consolidated balance sheet at December 31, 2022. The $2.7 million increase was recognized as a net of tax cumulative effect adjustment to retained earnings of $2.0 million.

The Company recorded a $0.1 million release of allowance during the three months ended June 30, 2023, primarily due to lower criticized loan balances and lower reserves on individually analyzed loans, partially offset by loan growth.

Prior to the adoption of ASU 2016-13, loans acquired in a business combination were recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Acquired loans that previously did not have an allowance valuation totaled $129 million at January 1, 2023. Upon adoption of the new ACL accounting standard these loans contributed $1 million to the allowance for credit losses. The allowance for credit losses totaled $21.4 million or 1.28% of total loans outstanding at June 30, 2023, compared with $19.4 million, or 1.16% of total loans outstanding as of December 31, 2022, and $18.8 million, or 1.17% of total loans outstanding at June 30, 2022. The increase in the percentage of allowance for credit losses to total loans outstanding from both comparative periods was the result of the adoption of the new accounting standard.

Investing Activities

Total investment securities were $354 million at June 30, 2023, compared with $371 million at December 31, 2022 and $403 million at June 30, 2022. The decreases reflect changes in unrealized losses on investment securities and maturities within our available-for-sale investment portfolio. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $10 million at June 30, 2023 compared to $6 million at December 31, 2022, and $88 million at June 30, 2022. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 19% of average interest-earning assets in both the second quarter of 2023 and sequential first quarter, compared with 24% in the second quarter of 2022.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 55%, 54% and 55% of total investment securities at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. Tax-advantaged debt securities issued by state and political subdivisions as a percent of the total investment securities portfolio were 2% in each of the second quarters of 2023 and 2022, and the first quarter of 2023.

The total net unrealized loss position of the available-for-sale investment portfolio was $65 million at June 30, 2023, compared with $64 million at December 31, 2022 and $43 million at June 30, 2022. The securities in an unrealized loss position at the end of the second quarter of 2023 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2023 were $1.8 billion, a $15 million or 1% increase from December 31, 2022, but a decrease of $182 million or 9% from June 30, 2022. When compared to last year’s second quarter, there were decreases in consumer savings of $196 million, demand deposits of $108 million, commercial savings of $64 million, municipal savings of $29 million, and brokered deposits of $6 million. Those decreases were offset by higher consumer time deposits of $183 million and NOW deposits of $38 million. These changes include $14 million that transferred to our securities under agreement to repurchase account during the second quarter of 2023, which provides commercial clients collateralization for their deposits. In addition, consumer clients continue migrating from saving accounts to higher-yielding accounts such as time deposits.

Total borrowings decreased from $193 million at December 31, 2022 to $140 million at June 30, 2023. The decrease is primarily due to investment securities maturities, growth in deposits and securities under agreement to repurchase. The Company had $6 million in long-term Federal Home Loan Bank of New York (“FHLBNY”) advances at June 30, 2023, compared with $20 million at December 31, 2022 and $23 million at June 30, 2022. This represents long-term advances from FHLBNY that were acquired in the FSB acquisition. As of June 30, 2023 the Bank had $34 million in overnight borrowings at the FHLB. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. Additionally, the Bank has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At June 30, 2023 the Bank had $100 million in short-term borrowings with the Federal Reserve. There were no overnight borrowings at the FHLB or short-term borrowings at the Federal Reserve at June 30, 2022.

ANALYSIS OF RESULTS OF OPERATIONS

Average Balance Sheets

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

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,646,502	$21,602	5.26%	$1,591,971	$16,828	4.24%
Taxable securities	366,568	2,252	2.46%	382,512	1,984	2.08%
Tax-exempt securities	7,354	54	2.95%	9,859	59	2.40%
Interest bearing deposits at banks	7,235	80	4.44%	111,457	226	0.81%

Total interest-earning assets	2,027,659	$23,988	4.75%	2,095,799	$19,097	3.65%

Non interest-earning assets:

Cash and due from banks	13,547			14,219
Premises and equipment, net	16,428			17,511
Other assets	99,818			84,472

Total Assets	$2,157,452			$2,212,001

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$281,910	$869	1.24%	$258,197	$56	0.09%
Savings	776,020	3,058	1.58%	1,020,004	348	0.14%
Time deposits	304,575	2,353	3.10%	143,677	176	0.49%
Other borrowed funds	116,524	1,429	4.92%	25,321	40	0.63%
Subordinated debt	31,111	541	6.97%	31,010	423	5.47%
Securities sold U/A to repurchase	15,703	57	1.46%	6,872	2	0.12%

Total interest-bearing liabilities	1,525,843	$8,307	2.18%	1,485,081	$1,045	0.28%

Noninterest-bearing liabilities:
Demand deposits	451,990			542,827
Other	18,532			17,562
Total liabilities	$1,996,365			$2,045,470

Stockholders' equity	161,087			166,531

Total Liabilities and Equity	$2,157,452			$2,212,001

Net interest income		$15,681			$18,052

Net interest margin			3.10%			3.45%

Interest rate spread			2.57%			3.37%

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,643,847	$42,488	5.21%	$1,579,413	$32,552	4.16%
Taxable securities	368,671	4,546	2.49%	364,915	3,661	2.02%
Tax-exempt securities	9,431	143	3.06%	10,331	105	2.05%
Interest bearing deposits at banks	8,523	176	4.16%	144,907	296	0.41%

Total interest-earning assets	2,030,472	$47,353	4.70%	2,099,566	$36,614	3.52%

Non interest-earning assets:

Cash and due from banks	15,163			13,763
Premises and equipment, net	16,662			17,604
Other assets	100,026			81,909

Total Assets	$2,162,323			$2,212,842

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$271,135	$1,352	1.01%	$255,595	$112	0.09%
Regular savings	786,349	4,918	1.26%	1,022,214	692	0.14%
Time deposits	281,283	4,026	2.89%	150,070	344	0.46%
Other borrowed funds	125,570	2,925	4.70%	27,289	85	0.63%
Subordinated debt	31,099	1,066	6.91%	30,997	824	5.36%
Securities sold U/A to repurchase	11,499	60	1.05%	5,887	4	0.14%

Total interest-bearing liabilities	1,506,935	$14,347	1.92%	1,492,052	$2,061	0.28%

Noninterest-bearing liabilities:
Demand deposits	477,824			527,558
Other	19,505			19,220
Total liabilities	$2,004,264			$2,038,830

Stockholders' equity	158,059			174,012

Total Liabilities and Equity	$2,162,323			$2,212,842

Net interest income		$33,006			$34,553

Net interest margin			3.28%			3.32%

Interest rate spread			2.78%			3.24%

Net Income

Net income was $4.9 million, or $0.90 per diluted share, in the second quarter of 2023, compared with $5.8 million, or $1.06 per diluted share, in the first quarter of 2023 and $5.7 million, or $1.03 per diluted share, in last year’s second quarter. The change from the first quarter of 2023 was largely due to a decrease in net interest income and lower release of allowance for credit losses, partially offset by higher non-interest income and lower non-interest expense. The change from the prior year’s second quarter largely reflected a reduction in net interest income, partially offset by lower non-interest expense and a release of allowance compared to a provision for credit losses in the prior year period. Return on average equity was 12.25% for the second quarter of 2023, compared with 14.97% in the first quarter of 2023 and 13.77% in the second quarter of 2022.

Net income was $10.7 million, or $1.96 per diluted share, in the first six months of 2023, compared with $10.5 million, or $1.89 per diluted share, in the first six months of 2022. The increase from last year’s comparative period was due to a release of allowance for credit losses of $0.8 million compared with provision for credit losses of $0.5 million during the first half of 2022. In addition, non-interest expense decreased $0.6 million year-over-year. Offsetting those benefits were decreases in net interest income of $1.5 million and non-interest income of $0.2 million.

Other Results of Operations – Quarterly Comparison

Net interest income of $15.7 million decreased $1.6 million, or 9%, from the sequential first quarter, and $2.4 million, or 13% when compared with the prior year’s second quarter. The decrease from the prior quarters reflected higher interest expense given the cost increase of interest-bearing liabilities as a result of competitive pricing on deposits in the rising interest rate environment.

Second quarter net interest margin of 3.10% declined 36 basis points from the first quarter of 2023 and 35 basis points from the second quarter of 2022. The yield on loans increased 10 basis points compared with the first quarter of 2023 and 102 basis points compared with the second quarter of 2022. The cost of interest-bearing liabilities was 2.18% in the second quarter of 2023 compared with 1.65% in the first quarter of 2023 and 0.28% in the second quarter of 2022.

The $0.1 million release of allowance in the current quarter was largely due to lower criticized loan balance, and lower reserves on individually analyzed loans, partially offset by loan growth.

Non-interest income was $4.7 million in the second quarter of 2023 compared with $4.1 million in the first quarter of 2023, and $4.6 million in the prior year’s second quarter. The increase from the sequential first quarter reflects an increase of $0.3 million in insurance service and fee revenue due to seasonally higher policy renewals for institutional clients, movements in mortgage servicing rights, and higher loan fees. The increase from the prior year’s second quarter was largely due to higher insurance service and fee revenue from commissions and new commercial lines insurance sales.

Non-interest expenses of $14.2 million in the second quarter of 2023 decreased $0.3 million, or 2%, when compared with the first quarter of 2023 and $0.6 million, or 4%, from last year’s second quarter. Salaries and employee benefits were down $0.8 million, or 8%, from both comparative periods. Included in salaries and employee benefits during the first quarter of 2023 was the funding of employee’s heath savings accounts and payroll taxes that are typically higher in the first quarter. Compared with the second quarter or 2022, the decrease was primarily due to lower incentive accruals of $1.2 million, partially offset by merit increases and strategic hires.

Included in non-interest expenses are technology and communication expenses. Technology and communications increased $0.2 million from the sequential first quarter and $0.3 million from last year’s second quarter primarily due to higher ATM card fees and software costs.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 69.5% in the second quarter of 2023, 67.6% in the first quarter of 2023, and 65.2% in the second quarter of 2022.

Income tax expense was $1.4 million, for an effective tax rate of 22.0%, in the second quarter of 2023 compared with 23.6% in the first quarter of 2023 and 24.7% in last year’s second quarter. The decreases were due to stable non-taxable income and a decreasing overall pre-tax income base.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $33.0 million for the first six months of 2023, a $1.5 million or 4% decrease from the first six months of 2022.  The decrease from last year’s comparative period was due to higher cost of interest-bearing liabilities, partially offset by higher interest earned on loans and investment securities. Average loans increased $64 million during the first six months of 2023 when compared to the prior year period.

The Company’s net interest margin of 3.28% in the first six months of 2023 was 4 basis points lower than the 3.32% margin in the first six months of 2022. The yield on loans during the first six months of 2023 increased 105 basis points, from 4.16% to 5.21% when compared with the first six months of 2022. In the first six months of 2023 the cost of interest-bearing liabilities increased 164 basis points to 1.92% when compared with the first six months of 2022. The rate paid on average time deposits increased from 0.46% in the first half of 2022 to 2.89% during the first six months of 2023.

The Company had a $0.8 million release of allowance in the six-month period ended June 30, 2023 largely due to lower criticized loan balances, lower reserves on individually analyzed loans, and a reduction in the rate of increases in home prices in the Company’s market, partially offset by loan growth, compared to a provision for credit losses of $0.5 million for the six-month period ended June 30, 2022.

Non-interest income for the first six months of 2023 and 2022 was $9 million for both respective periods. During the first six months of 2023 changes in the fair value of mortgage servicing rights decreased non-interest income by $0.2 million when compared to last year’s comparative period. Partially offsetting the decrease was an increase in insurance service and fees revenue, the largest component of non-interest income, which increased $0.3 million to $5.1 million as of June 30, 2023.

Total non-interest expense decreased to $28.7 million in the first six months of 2023, 2% lower than the six-month period ended June 30, 2022. The decrease from last year’s second quarter was mostly attributable to lower salaries and employee benefits costs of $0.8 million and loan fees of $0.3 million. Salaries and employee benefits costs were $18.1 million for the first six months of 2023 compared to $18.9 million in the prior year period. This decrease was due to lower incentive accruals, partially offset by merit increases and strategic hires. Partially offsetting those decreases was higher technology and communications costs of $0.5 million.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 68.6% in the first six months of 2023, compared with 67.1% during the prior-year period.

The Company recorded income tax expense of $3.2 million for the six-month period ended June 30, 2023, compared with $3.4 million in the first six months of 2022.   The effective tax rate for the first six months of 2023 was 22.9%, compared with 24.4% in the comparable 2022 period. The decrease is due to stable non-taxable income on a decreasing overall pre-tax income base.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.43% at June 30, 2023, compared with 9.13% at March 31, 2023 and 8.73% at June 30, 2022.

Book value per share was $29.12 at June 30, 2023 compared with $28.97 at March 31, 2023 and $29.53 at June 30, 2022. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, that have resulted in significant changes in unrealized gains and losses on investment securities, which reduced book value per share at June 30, 2022 by $2.94 when compared with the last year’s second quarter. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at June 30, 2023 and December 31, 2022 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were contributed to Evans Bank as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of June 30, 2023, advances of up to $337 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At June 30, 2023 the Bank had $54.5 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. As of June 30, 2023, the Bank had the ability to purchase up to $18 million in federal funds from its correspondent banks. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2023, approximately 2% of the Bank’s securities had contractual maturity dates of one year or less and approximately 25% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 55% of the investment portfolio at June 30, 2023, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at June 30, 2023, the Company had net short-term liquidity of $352 million as compared with $209 million at December 31, 2022. Available assets of $367 million, divided by public and purchased funds of $536 million, resulted in a long-term liquidity ratio of 68% at June 30, 2023, compared with 75% at December 31, 2022.

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
	(in thousands)

	June 30, 2023	December 31, 2022
Changes in interest rates

+200 basis points	$(2,680)	$(2,867)
+100 basis points	695	770

-100 basis points	(715)	(962)
-200 basis points	(1,334)	(2,661)

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No other changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Other than the risk factors set forth below, which were included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, there have been no material changes to the risk factors previously disclosed in Item 1A. Part I of the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2022.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

May 1, 2023 - May 31, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

June 1, 2023 - June 30, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of June 30, 2022 was 187,932.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2023 and December 31, 2022; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2023 and 2022; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2023 and 2022; (iv) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended June 30, 2023 and 2022; (v) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Six months ended June 30, 2023 and 2022; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended June 30, 2023 and 2022; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2023 and 2022; (viii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2023 and 2022; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

August 01, 2023

/s/ David J Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 01, 2023

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)