Form 10-Q
period 2023-09-30
EVANS BANCORP INC
filed 2023-10-30
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,483,591 shares as of October 26, 2023.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$17,826	$16,796
Interest-bearing deposits at banks	7,468	6,258
Securities:
Available for sale, at fair value and net of valuation allowance	334,460	364,326
(amortized cost: $411,172 at September 30, 2023; $428,216 at December 31, 2022)
Held to maturity, at amortized cost and net of valuation allowance	2,170	6,949
(fair value: $2,067 at September 30, 2023; $6,809 at December 31, 2022)
Federal Home Loan Bank common stock, at cost	3,348	10,437
Federal Reserve Bank common stock, at cost	3,092	3,074
Loans, net of allowance for credit losses of $21,846 at September 30, 2023
and $19,438 at December 31, 2022	1,682,554	1,652,931
Properties and equipment, net of accumulated depreciation of $12,360 at September 30, 2023
and $11,596 at December 31, 2022	15,852	16,999
Goodwill	12,702	12,702
Intangible assets	927	1,227
Bank-owned life insurance	42,528	41,826
Operating lease right-of-use asset	4,056	4,392
Other assets	47,760	40,593

TOTAL ASSETS	$2,174,743	$2,178,510

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$447,306	$493,710
NOW	324,219	273,359
Savings	698,653	801,943
Time	335,228	202,667
Total deposits	1,805,406	1,771,679

Securities sold under agreement to repurchase	13,447	7,147
Other borrowings	151,252	193,001
Operating lease liability	4,351	4,723
Other liabilities	18,200	16,892
Subordinated debt	31,152	31,075
Total liabilities	2,023,808	2,024,517

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,587,269 and 5,544,339 shares issued at
September 30, 2023 and December 31, 2022, respectively, and 5,483,591 and 5,437,048 shares outstanding at
September 30, 2023 and December 31, 2022, respectively.	2,796	2,775
Capital surplus	82,017	81,031
Treasury stock, at cost, 103,678 and 107,291 shares at September 30, 2023 and
December 31, 2022, respectively	(3,656)	(3,891)
Retained earnings	128,468	123,356
Accumulated other comprehensive loss (income), net of tax	(58,690)	(49,278)
Total stockholders' equity	150,935	153,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,174,743	$2,178,510

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2023	2022
INTEREST INCOME
Loans	$21,936	$17,988
Interest-bearing deposits at banks	132	217
Securities:
Taxable	2,173	2,190
Non-taxable	51	92
Total interest income	24,292	20,487
INTEREST EXPENSE
Deposits	7,544	755
Other borrowings	1,932	83
Subordinated debt	560	461
Total interest expense	10,036	1,299
NET INTEREST INCOME	14,256	19,188
PROVISION FOR CREDIT LOSSES	506	1,328
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	13,750	17,860
NON-INTEREST INCOME
Deposit service charges	665	782
Insurance service and fees	3,498	3,383
Bank-owned life insurance	239	161
Interchange fee income	516	532
Other	638	909
Total non-interest income	5,556	5,767
NON-INTEREST EXPENSE
Salaries and employee benefits	8,735	10,450
Occupancy	1,109	1,118
Advertising and public relations	348	417
Professional services	869	839
Technology and communications	1,517	1,339
Amortization of intangibles	100	100
FDIC insurance	350	255
Other	1,379	1,273
Total non-interest expense	14,407	15,791
INCOME BEFORE INCOME TAXES	4,899	7,836
INCOME TAX PROVISION	1,281	1,972
NET INCOME	$3,618	$5,864
Net income per common share-basic	$0.66	$1.06
Net income per common share-diluted	$0.66	$1.06
Weighted average number of common shares outstanding	5,481,566	5,510,118
Weighted average number of diluted shares outstanding	5,490,600	5,546,764

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2023	2022
INTEREST INCOME
Loans	$64,424	$50,540
Interest-bearing deposits at banks	308	513
Securities:
Taxable	6,719	5,851
Non-taxable	194	197
Total interest income	71,645	57,101
INTEREST EXPENSE
Deposits	17,840	1,903
Other borrowings	4,917	172
Subordinated debt	1,626	1,285
Total interest expense	24,383	3,360
NET INTEREST INCOME	47,262	53,741
PROVISION FOR CREDIT LOSSES	(264)	1,816
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	47,526	51,925
NON-INTEREST INCOME
Deposit service charges	1,923	2,177
Insurance service and fees	8,648	8,249
Bank-owned life insurance	702	486
Interchange fee income	1,537	1,563
Other	1,561	2,335
Total non-interest income	14,371	14,810
NON-INTEREST EXPENSE
Salaries and employee benefits	26,796	29,356
Occupancy	3,428	3,429
Advertising and public relations	911	1,034
Professional services	2,560	2,554
Technology and communications	4,414	3,750
Amortization of intangibles	300	300
FDIC insurance	1,050	775
Other	3,623	3,837
Total non-interest expense	43,082	45,035
INCOME BEFORE INCOME TAXES	18,815	21,700
INCOME TAX PROVISION	4,465	5,354
NET INCOME	$14,350	$16,346
Net income per common share-basic	$2.63	$2.97
Net income per common share-diluted	$2.62	$2.95
Weighted average number of common shares outstanding	5,464,741	5,505,936
Weighted average number of diluted shares outstanding	5,481,514	5,548,508

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
	Three Months Ended September 30,
	2023	2022

NET INCOME	$3,618	$5,864
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities:	(8,813)	(15,581)
Defined benefit pension plans:
Amortization of prior service cost	-	6
Amortization of actuarial loss	20	50
Total	20	56
OTHER COMPREHENSIVE LOSS, NET OF TAX:	(8,793)	(15,525)
COMPREHENSIVE LOSS	$(5,175)	$(9,661)

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
	Nine Months Ended September 30,
	2023	2022

NET INCOME	$14,350	$16,346
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities	(9,472)	(44,319)
Defined benefit pension plans:
Amortization of prior service cost	-	16
Amortization of actuarial loss	60	150
Total	60	166
OTHER COMPREHENSIVE LOSS, NET OF TAX	(9,412)	(44,153)
COMPREHENSIVE INCOME (LOSS)	$4,938	$(27,807)

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, June 30, 2022	$2,769	$80,072	$114,982	$(34,299)	$(849)	$162,675
Net Income			5,864			5,864
Other comprehensive loss				(15,525)		(15,525)
Cash dividends ($0.64 per common share)			(3,527)			(3,527)
Stock compensation expense		328				328
Issued 1,419 shares in stock option exercises	1	35				36
Issued 600 restricted shares						-
Forfeitures 765 shares of restricted stock						-
Balance, September 30, 2022	$2,770	$80,435	$117,319	$(49,824)	$(849)	$149,851

Balance, June 30, 2023	$2,795	$81,777	$128,465	$(49,897)	$(3,656)	$159,484
Net Income			3,618			3,618
Other comprehensive loss				(8,793)		(8,793)
Cash dividends ($0.66 per common share)			(3,615)			(3,615)
Stock compensation expense		238				238
Issued 2,360 Restricted Shares/units, net of forfeitures	-	-				-
Issued 113 shares in stock option exercises	1	2				3
Balance, September 30, 2023	$2,796	$82,017	$128,468	$(58,690)	$(3,656)	$150,935

See Notes to Unaudited Consolidated Financial Statements

`1

S`

<l”?:>+

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			16,346			16,346
Other comprehensive loss				(44,153)		(44,153)
Cash dividends ($1.26 per common share)			(6,936)			(6,936)
Stock compensation expense		952				952
Issued 18,844 restricted shares	9	(9)				-
Issued 22,270 shares in stock option exercises	11	361				372
Repurchased 29,269 shares of common stock					(1,098)	(1,098)
Reissued 6,660 restricted shares in stock option exercises			(115)		249	134
Forfeitures 1,951 shares of restricted stock						-
Reissued 3,705 shares through Dividend Reinvestment Program	2	141				143
Issued 6,902 shares in Employee Stock Purchase Plan	4	195				199
Balance, September 30, 2022	$2,770	$80,435	$117,319	$(49,824)	$(849)	$149,851

Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993
Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	$2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			14,350			14,350
Other comprehensive loss				(9,412)		(9,412)
Cash dividends ($1.32 per common share)			(7,212)			(7,212)
Stock compensation expense		772				772
Reissued 6,228 restricted shares		(235)			235	-
Issued 12,534 shares in stock option exercises	7	116				123
Issued 14,135 restricted shares/units, net of forfeitures	6	(6)				-
Issued 4,545 shares in Dividend Reinvestment Plan	2	152				154
Issued 9,101 shares in Employee Stock Purchase Plan	6	187				193
Balance, September 30, 2023	$2,796	$82,017	$128,468	$(58,690)	$(3,656)	$150,935

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Interest received	$71,171	$55,607
Fees received	12,501	14,424
Interest paid	(23,372)	(3,607)
Cash paid to employees and vendors	(43,228)	(46,166)
Income taxes paid	(7,669)	(3,327)
Proceeds from sale of loans held for sale	7,498	4,719
Originations of loans held for sale	(7,341)	(4,529)

Net cash provided by operating activities	$9,560	17,121

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	$-	$(144,413)
Proceeds from sales, maturities, calls, and payments	24,278	20,806
Held to maturity securities:
Purchases	(1,344)	(6,581)
Proceeds from maturities, calls, and payments	6,123	2,174
Cash paid for bank-owned life insurance	-	(6,830)
Proceeds from bank-owned life insurance claims	-	378
Additions to properties and equipment	(575)	(654)
Proceeds from sales of assets	370	-
Proceeds from tax credit investment	12	191
Sale of other real estate	-	17
Net (increase) in loans	(31,528)	(54,670)
Net cash used in investing activities	$(2,664)	$(189,582)

FINANCING ACTIVITIES:
Repayments from long-term borrowings, net	$(13,374)	$(12,402)
(Repayments) proceeds from short-term borrowings, net	(21,900)	28,200
Net increase (decrease) in deposits	33,745	(63,256)
Dividends paid	(3,597)	(3,409)
Repurchase of treasury stock	-	(1,098)
Issuance of common stock	470	714
Reissuance of treasury stock	-	134

Net cash used in financing activities	$(4,656)	$(51,117)
Net increase (decrease) in cash and cash equivalents	2,240	(223,578)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,054	244,785
End of period	$25,294	$21,207

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands)
	Nine Months Ended September 30,
	2023	2022

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$14,350	$16,346

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,216	1,270
Deferred tax expense	136	348
Provision for credit losses	(264)	1,816
Loss on sales of assets	31	5
Gain on loans sold	(156)	(92)
Stock compensation expense	772	952
Proceeds from sale of loans held for sale	7,498	4,719
Originations of loans held for sale	(7,341)	(4,529)
Changes in assets and liabilities affecting cash flow:
Other assets	(2,042)	(3,003)
Other liabilities	(4,640)	(711)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,560	$17,121

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

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

The results of operations for the nine month period ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “10-K”).

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$160,603	$-	$(27,218)	$133,385
States and political subdivisions	22,631	1	(1,613)	21,019
Total debt securities	183,234	1	(28,831)	154,404

Mortgage-backed securities:
FNMA	$71,375	$-	$(15,211)	$56,164
FHLMC	45,360	-	(7,943)	37,417
GNMA	39,082	-	(9,420)	29,662
SBA	20,992	-	(3,070)	17,922
CMO	51,129	-	(12,238)	38,891
Total mortgage-backed securities	$227,938	$-	$(47,882)	$180,056

Total securities designated as available for sale	$411,172	$1	$(76,713)	$334,460

Held to Maturity:
Debt securities
States and political subdivisions	$2,170	$-	$(103)	$2,067

Total securities designated as held to maturity	$2,170	$-	$(103)	$2,067

	December 31, 2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$165,495	$1	$(24,814)	$140,682
States and political subdivisions	23,480	4	(1,662)	21,822
Total debt securities	188,975	5	(26,476)	162,504

Mortgage-backed securities:
FNMA	$75,921	$-	$(12,819)	$63,102
FHLMC	46,922	-	(6,695)	40,227
GNMA	40,039	-	(6,580)	33,459
SBA	22,556	-	(2,419)	20,137
CMO	53,803	-	(8,906)	44,897
Total mortgage-backed securities	$239,241	$-	$(37,419)	$201,822

Total securities designated as available for sale	$428,216	$5	$(63,895)	$364,326

Held to Maturity:
Debt securities
States and political subdivisions	$6,949	$-	$(140)	$6,809

Total securities designated as held to maturity	$6,949	$-	$(140)	$6,809

Available for sale securities with a total fair value of $198 million and $226 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at September 30, 2023 and December 31, 2022, respectively.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2023 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2023
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$9,822	$9,653
Due after one year through five years	91,731	83,450
Due after five years through ten years	57,684	45,852
Due after ten years	23,997	15,449
	$183,234	$154,404

Mortgage-backed securities
available for sale	$227,938	$180,056
Total	$411,172	$334,460

Debt securities held to maturity:

Due in one year or less	$1,476	$1,473
Due after one year through five years	324	296
Due after five years through ten years	370	298
Due after ten years	-	-
Total	$2,170	$2,067

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and nine month periods ended September 30, 2023 and 2022.

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2023 and December 31, 2022 and determined the decline in fair value below amortized cost to be temporary. In making this determination, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, and the financial condition of the issuer (primarily government or government-sponsored enterprises). In addition, management does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers.

The Company has not recorded any other-than-temporary impairment (“OTTI”) charges during the nine month period ended September 30, 2023 and did not record any OTTI charges during 2022. The credit worthiness of the Company’s securities portfolio is largely reliant on the ability of U.S. government sponsored agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. Past performance is not a guarantee for similar performance of the Company’s securities portfolio in future periods.

Information regarding unrealized losses within the Company’s available for sale securities at September 30, 2023 and December 31, 2022 is summarized below.

	September 30, 2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	$-	$133,385	$(27,218)	$133,385	$(27,218)
States and political subdivisions	1,922	(117)	18,141	(1,496)	20,063	(1,613)
Total debt securities	1,922	(117)	151,526	(28,714)	153,448	(28,831)

Mortgage-backed securities:
FNMA	$55	$(1)	$56,109	$(15,210)	$56,164	$(15,211)
FHLMC	24	-	37,393	(7,943)	37,417	(7,943)
GNMA	-	-	29,662	(9,420)	29,662	(9,420)
SBA	-	-	17,921	(3,070)	17,921	(3,070)
CMO	-	-	38,891	(12,238)	38,891	(12,238)
Total mortgage-backed securities	$79	$(1)	$179,976	$(47,881)	$180,055	$(47,882)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$2,067	$(103)	$2,067	$(103)

Total temporarily impaired
securities	$2,001	$(118)	$333,569	$(76,698)	$335,570	$(76,816)

	December 31, 2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$68,292	$(5,929)	$71,389	$(18,885)	$139,681	$(24,814)
States and political subdivisions	19,540	(1,645)	418	(17)	19,958	(1,662)
Total debt securities	87,832	(7,574)	71,807	(18,902)	159,639	(26,476)

Mortgage-backed securities:
FNMA	$23,242	$(3,081)	$39,860	$(9,738)	$63,102	$(12,819)
FHLMC	11,927	(790)	28,300	(5,905)	40,227	(6,695)
GNMA	10,763	(1,298)	22,696	(5,282)	33,459	(6,580)
SBA	16,996	(1,971)	3,141	(448)	20,137	(2,419)
CMO	11,288	(673)	33,609	(8,233)	44,897	(8,906)
Total mortgage-backed securities	$74,216	$(7,813)	$127,606	$(29,606)	$201,822	$(37,419)

Held to Maturity:
Debt securities:
States and political subdivisions	$6,627	$(118)	$182	$(22)	$6,809	$(140)

Total temporarily impaired
securities	$168,675	$(15,505)	$199,595	$(48,530)	$368,270	$(64,035)

3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2023	December 31, 2022
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$441,021	$440,123
Commercial and multi-family	829,736	778,714
Construction-Residential	2,747	3,626
Construction-Commercial	126,787	117,403
Home equities	81,482	82,414
Total real estate loans	1,481,773	1,422,280

Commercial and industrial loans	222,841	250,069
Consumer and other loans	555	572
Unaccreted yield adjustments*	(769)	(552)
Total gross loans	1,704,400	1,672,369

Allowance for credit losses	(21,846)	(19,438)

Loans, net	$1,682,554	$1,652,931

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

The outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million at September 30, 2023 and December 31, 2022, respectively. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at September 30, 2023 or December 31, 2022.

There were $578 million and $495 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of September 30, 2023 and December 31, 2022, respectively.

The Company may also sell certain fixed rate residential mortgages to FNMA, FHLMC and FHLB while maintaining the servicing rights for those mortgages. At September 30, 2023 and December 31, 2022, the Company had loan servicing portfolio principal balances of $114 million and $116 million, respectively, upon which it earned servicing fees. In the three and nine month periods ended September 30, 2023, the Company sold $2.8 million and $7.3 million, respectively, of residential mortgages. In the three and nine month periods ended September 30, 2022, the Company sold $1.3 million and $4.8 million, respectively, of residential mortgages.

The fair value of the mortgage servicing rights for that portfolio was $1.2 million at September 30, 2023 and $1.1 million at December 31, 2022. There were no residential mortgages held for sale at September 30, 2023 and December 31, 2022.

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

The following tables summarize amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$16,411	$39,142	$23,093	$8,863	$6,501	$6,997	$92,631	$193,638
Special Mention	302	8,866	2,801	4,803	297	2,000	5,806	24,875
Substandard	-	2	3	19	-	915	3,393	4,332
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$16,713	$48,010	$25,897	$13,685	$6,798	$9,912	$101,830	$222,845

Current period gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$4

Commercial real estate mortgages
Risk rating
Pass	$98,073	$204,029	$172,097	$94,617	$67,061	$274,443	$-	$910,320
Special Mention	-	2,021	401	1,527	10,077	9,887	-	23,913
Substandard	-	-	12,069	194	6,913	3,677	-	22,853
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$98,073	$206,050	$184,567	$96,338	$84,051	$288,007	$-	$957,086

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$347	$208	$30	$15	$16	$26	$141	$783
Nonperforming	-	-	-	-	-	-	-	-
Total	$347	$208	$30	$15	$16	$26	$141	$783

Current period gross writeoffs	$106	$18	$1	$-	$-	$1	$-	$126

Residential mortgages
Payment performance
Performing	$26,185	$73,548	$102,523	$70,612	$18,113	$148,244	$-	$439,225
Nonperforming	163	145	390	223	205	3,174	-	4,300
Total	$26,348	$73,693	$102,913	$70,835	$18,318	$151,418	$-	$443,525

Current period gross writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$7,481	$2,955	$618	$614	$591	$2,192	$65,325	$79,776
Nonperforming	-	-	-	-	-	2	383	385
Total	$7,481	$2,955	$618	$614	$591	$2,194	$65,708	$80,161

Current period gross writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

The amortized cost of criticized assets of $76 million included $19 million of loans in the Company’s hotel loan portfolio at September 30, 2023. At December 31, 2022 the amortized cost of criticized assets was $93 million including $29 million of loans in the Company’s hotel loan portfolio.

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due as of the dates indicated:

	September 30, 2023
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,939	$-	$30	$-	$1,876	$222,845
Residential real estate:
Residential	435,096	1,382	-	-	4,300	440,778
Construction	2,747	-	-	-	-	2,747
Commercial real estate:
Commercial	814,026	3,660	-	-	12,613	830,299
Construction	114,140	4,466	-	-	8,181	126,787
Home equities	77,666	1,614	496	-	385	80,161
Consumer and other	774	8	1	-	-	783
Total Loans	$1,665,388	$11,130	$527	$-	$27,355	$1,704,400

	December 31, 2022
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$246,412	$235	$684	$139	$2,625	$250,095
Residential real estate:
Residential	434,393	1,105	-	472	3,738	439,708
Construction	3,502	-	-	-	-	3,502
Commercial real estate:
Commercial	771,871	1,083	-	75	6,648	779,677
Construction	107,369	-	-	1,648	8,765	117,782
Home equities	79,320	759	206	100	563	80,948
Consumer and other	652	3	1	1	-	657
Total Loans	$1,643,519	$3,185	$891	$2,435	$22,339	$1,672,369

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

The following tables present the activity in the allowance for credit losses according to portfolio segment for the three month periods ended September 30, 2023 and 2022.

	Three months ended September 30, 2023
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit	(in thousands)
losses:
Beginning balance	$4,973	$12,633	$7	$3,465	$290	$21,368
Charge-offs	(4)	-	(47)	-	-	(51)
Recoveries	6	-	5	7	5	23
Provision	61	280	42	102	21	506
Ending balance	$5,036	$12,913	$7	$3,574	$316	$21,846

*Includes construction loans

	Three months ended September 30, 2022
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit	(in thousands)
losses:
Beginning balance	$3,714	$12,305	$70	$2,164	$566	$18,819
Charge-offs	(1,515)	-	(45)	-	-	(1,560)
Recoveries	40	-	3	-	-	43
Provision	1,805	(603)	13	47	66	1,328
Ending balance	$4,044	$11,702	$41	$2,211	$632	$18,630

* Includes construction loans

The following tables present the activity in the allowance for credit losses according to portfolio segment for the nine month periods ended September 30, 2023 and 2022.

	Nine months ended September 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	(4)	-	(126)	(1)	(25)	(156)
Recoveries	59	-	23	6	5	93
Provision	(323)	173	104	(151)	(67)	(264)
Ending balance	$5,036	$12,913	$7	$3,574	$316	$21,846

*Includes construction loans

	Nine months ended September 30, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(1,546)	-	(112)	(55)	-	(1,713)
Recoveries	76	-	13	-	-	89
Provision	2,205	(665)	86	139	51	1,816
Ending balance	$4,044	$11,702	$41	$2,211	$632	$18,630

*Includes construction loans

The following tables present the allowance for credit losses and recorded investment on loans by segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	-	179	-	2	-	181

Collectively evaluated for impairment	5,036	12,734	7	3,572	316	21,665
Total	$5,036	$12,913	$7	$3,574	$316	$21,846

Loans:
Ending balance:

Individually evaluated for impairment	1,914	23,557	-	4,844	721	31,036

Collectively evaluated for impairment	220,927	932,966	555	438,924	80,761	1,674,133
Total	$222,841	$956,523	$555	$443,768	$81,482	$1,705,169

* Includes construction loans

	December 31, 2022
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Individually evaluated for impairment	-	251	-	28	77	356

Collectively evaluated for impairment	4,980	11,344	153	2,074	531	19,082
Total	$4,980	$11,595	$153	$2,102	$608	$19,438

Loans:
Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$687	$-	$687

Individually evaluated for impairment	2,697	18,144	-	4,020	949	25,810

Collectively evaluated for impairment	247,372	877,973	572	439,042	81,465	1,646,424
Total	$250,069	$896,117	$572	$443,749	$82,414	$1,672,921

* Includes construction loans

The Company’s reserve for off-balance sheet credit exposures was not material at September 30, 2023 and upon adoption of ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

					Nine Months Ended
	September 30, 2023			January 1, 2023	September 30, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$-	$1,876	$1,876	$2,625	$13
Residential real estate:
Residential	163	4,137	4,300	3,738	34
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	12,613	12,613	6,648	219
Construction	1,268	6,913	8,181	8,765	-
Home equities	-	385	385	563	7
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$1,431	$25,924	$27,355	$22,339	$273

					Nine Months Ended
	September 30, 2022			January 1, 2022	September 30, 2022
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$2	$4,478	$4,480	$4,919	$6
Residential real estate:
Residential	246	3,452	3,698	3,020	12
Construction	-	-	-	-	-
Commercial real estate:
Commercial	171	9,026	9,197	5,758	183
Construction	-	8,927	8,927	2,942	-
Home equities	37	478	515	755	14
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$456	$26,361	$26,817	$17,394	$215

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

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2023:

	(in thousands)	Term Extension	Total Class of Receivable
Commercial and industrial		$451	0.20%
Residential real estate:
Residential		558	0.13
Construction		-	-
Commercial real estate:
Commercial		-	-
Construction		-	-
Home equities		-	-
Consumer and other		-	-	-
Total nonaccrual loans		$1,009	0.06%

The financial impacts of the commercial and industrial modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 was a maturity extension of six months. In addition, residential mortgage loan modifications made to borrowers experiencing financial difficulty during that same period were maturity extensions ranging from six months to 164 months.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first nine months of 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties during the first nine months of 2023 was current as of September 30, 2023.

Troubled debt restructurings

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the three months ended September 30, 2022, the Company did not modify any loans. During the first nine months of 2022, the Company modified two loans that were determined to be troubled debt restructurings, a home equity loan with an outstanding balance of $38 thousand that included extension of maturity and interest rate reduction concessions and a commercial and industrial loan with an outstanding balance of $461 thousand that included an extension of maturity.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2023 the Company had an average of 9,034 and 16,773 dilutive shares outstanding, respectively. For the three and nine month periods ended September 30, 2022 the Company had an average of 36,646 and 42,572 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. There was an average of 80,770 and 84,518 potentially anti-dilutive shares outstanding for the three and nine month periods ended September 30, 2023, respectively. For the three and nine month periods ended September 30, 2022, there was an average of 54,680 and 55,847 potentially anti-dilutive shares outstanding, respectively. Potentially anti-dilutive shares outstanding were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2023 and 2022:

	Balance at June 30, 2023	Net Change	Balance at September 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(48,007)	$(8,813)	$(56,820)
Net defined benefit pension plan adjustments	(1,890)	20	(1,870)
Total	$(49,897)	$(8,793)	$(58,690)

	Balance at June 30, 2022	Net Change	Balance at September 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(31,898)	$(15,581)	$(47,479)
Net defined benefit pension plan adjustments	(2,401)	56	(2,345)
Total	$(34,299)	$(15,525)	$(49,824)

	Balance at December 31, 2022	Net Change	Balance at September 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$(9,472)	$(56,820)
Net defined benefit pension plan adjustments	(1,930)	60	(1,870)
Total	$(49,278)	$(9,412)	$(58,690)

	Balance at December 31, 2021	Net Change	Balance at September 30, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(44,319)	$(47,479)
Net defined benefit pension plan adjustments	(2,511)	166	(2,345)
Total	$(5,671)	$(44,153)	$(49,824)

	Three months ended September 30, 2023			Three months ended September 30, 2022
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(11,904)	$3,091	$(8,813)	$(21,016)	$5,435	$(15,581)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	8	(2)	6
Amortization of actuarial loss	27	(7)	20	68	(18)	50
Net change	27	(7)	20	76	(20)	56

Other comprehensive (loss) income	$(11,877)	$3,084	$(8,793)	$(20,940)	$5,415	$(15,525)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(12,822)	$3,350	$(9,472)	$(59,796)	$15,477	$(44,319)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	24	(8)	16
Amortization of actuarial loss	81	(21)	60	203	(53)	150
Net change	81	(21)	60	227	(61)	166

Other comprehensive (loss) income	$(12,741)	$3,329	$(9,412)	$(59,569)	$15,416	$(44,153)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2023 and 2022:

	Three months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2023	2022	2023	2022

Service cost	$-	$-	$36	$33
Interest cost	62	44	62	31
Expected return on plan assets	(67)	(88)	-	-
Amortization of prior service cost	-	-	-	8
Amortization of the net loss	27	24	-	44
Net periodic cost (benefit)	$22	$(20)	$98	$116

	Nine months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2023	2022	2023	2022

Service cost	$-	$-	$108	$99
Interest cost	187	133	187	93
Expected return on plan assets	(201)	(264)	-	-
Amortization of prior service cost	-	-	-	24
Amortization of the net loss	81	71	-	132
Net periodic cost (benefit)	$67	$(60)	$295	$348

The components of net periodic cost other than the service cost component are included in the line item “other expense” in the income statement.

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

A disaggregation of the total insurance service and other fees for the three and nine months ended September 30, 2023 and 2022 is provided in the tables below:

	Three months ended September 30,
	2023	2022
	(in thousands)
Commercial property and casualty insurance commissions	$1,670	$1,706
Personal property and casualty insurance commissions	978	901
Employee benefits sales commissions	279	206
Profit sharing and contingent revenue	398	410
Wealth management and other financial services	147	137
Other insurance-related revenue	26	23
Total insurance service and other fees	$3,498	$3,383

	Nine months ended September 30,
	2023	2022
	(in thousands)
Commercial property and casualty insurance commissions	$3,723	$3,525
Personal property and casualty insurance commissions	2,716	2,554
Employee benefits sales commissions	640	649
Profit sharing and contingent revenue	1,024	971
Wealth management and other financial services	436	457
Other insurance-related revenue	109	93
Total insurance service and other fees	$8,648	$8,249

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$133,385	$-	$133,385
States and political subdivisions	-	21,019	-	21,019
Mortgage-backed securities	-	180,056	-	180,056

December 31, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$140,682	$-	$140,682
States and political subdivisions	-	21,822	-	21,822
Mortgage-backed securities	-	201,822	-	201,822

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis September 30, 2023 and December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2023
Collateral dependent individually analyzed loans	$-	$-	$1,244	$1,244

December 31, 2022
Collateral dependent individually analyzed loans	$-	$-	$1,170	$1,170

Individually analyzed loans

Collateral dependent loans carried at fair value have been partially charged-off or receive individually analyzed allocations of the allowance for credit losses. The Company evaluates and values collateral dependent individually analyzed loans at the time the loan is identified to be individually analyzed, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral value has a unique appraisal and management’s discount of the value is based on factors unique to each individually analyzed loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which ranges from 10%-50%. Fair value is estimated based on the value of the collateral securing these loans. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All individually analyzed commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be individually analyzed, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and individually analyzed for at least one year or more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent individually analyzed loans had a gross value of $1.4 million, with an allowance for credit loss of $0.2 million, at September 30, 2023 compared with $1.5 million and $0.4 million, respectively, at December 31, 2022.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$25,294	$25,294	$23,054	$23,054
Level 2:
Available for sale securities	334,460	334,460	364,326	364,326
FHLB and FRB stock	6,440	N/A	13,511	N/A
Level 3:
Held to maturity securities	2,170	2,067	6,949	6,809
Loans, net	1,682,554	1,589,905	1,652,931	1,564,641

Financial liabilities:
Level 1:
Demand deposits	$447,306	$447,306	$493,710	$493,710
NOW deposits	324,219	324,219	273,359	273,359
Savings deposits	698,653	698,653	801,943	801,943
Level 2:
Securities sold under agreement to
repurchase	13,447	13,447	7,147	7,147
Other borrowed funds	151,252	150,581	193,001	192,443
Subordinated debt	31,152	30,086	31,075	30,263
Level 3:
Time deposits	335,228	332,792	202,667	199,910

9. SEGMENT INFORMATION

The Company comprises two primary business segments, banking and insurance agency activities. The following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2023 and 2022.

	Three months ended September 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$14,256	$-	$14,256
Provision for credit losses	506	-	506
Net interest income after
provision for credit losses	13,750	-	13,750
Insurance service and fees	121	3,377	3,498
Other non-interest income	2,058	-	2,058
Amortization expense	5	95	100
Other non-interest expense	12,527	1,780	14,307
Income before income taxes	3,397	1,502	4,899
Income tax provision	890	391	1,281
Net income	$2,507	$1,111	$3,618

	Three months ended September 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$19,188	$-	$19,188
Provision for credit losses	1,328	-	1,328
Net interest income after
provision for credit losses	17,860	-	17,860
Insurance service and fees	134	3,249	3,383
Other non-interest income	2,384	-	2,384
Amortization expense	5	95	100
Other non-interest expense	13,750	1,941	15,691
Income before income taxes	6,623	1,213	7,836
Income tax provision	1,658	314	1,972
Net income	$4,965	$899	$5,864

	Nine months ended September 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$47,262	$-	$47,262
Provision for credit losses	(264)	-	(264)
Net interest income after
provision for credit losses	47,526	-	47,526
Insurance service and fees	398	8,250	8,648
Other non-interest income	5,723	-	5,723
Amortization expense	14	286	300
Other non-interest expense	37,311	5,471	42,782
Income before income taxes	16,322	2,493	18,815
Income tax provision	3,847	618	4,465
Net income	$12,475	$1,875	$14,350

	Nine months ended September 30, 2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$53,741	$-	$53,741
Provision for credit losses	1,816	-	1,816
Net interest income after
provision for credit losses	51,925	-	51,925
Insurance service and fees	442	7,807	8,249
Other non-interest income	6,561	-	6,561
Amortization expense	15	285	300
Other non-interest expense	39,137	5,598	44,735
Income before income taxes	19,776	1,924	21,700
Income tax provision	4,855	499	5,354
Net income	$14,921	$1,425	$16,346

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

	September 30,	December 31,
	2023	2022
	(in thousands)

Commitments to extend credit	$435,728	$376,167
Standby letters of credit	3,017	3,673
Total	$438,745	$379,840

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first nine months of 2023 or during 2022.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. Effective January 1, 2023 the Company adopted both ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses of Financial Instruments and ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. Excluding those ASUs, the Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. There have been no accounting standards that have been recently issued but not yet required to be adopted as of September 30, 2023 that management expects will have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons of the quarter ended September 30, 2023 to the quarter ended September 30, 2022 as well as the trailing quarter ended June 30, 2023, and of the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Financial information for the quarter ended June 30, 2023 can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the SEC on August 1, 2023.

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

Allowance for Credit Losses

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At September 30, 2023 the ACL on loans totaled $21.8 million, compared to $22.2 million recorded upon adoption of ASU 2016-13 at January 1, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of September 30, 2023, June 30, 2023 and January 1, 2023, the ACL allocated to the total commercial portfolio was $17.9 million, $17.6 million and $18.0 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.5 million and $28.6 million at September 30, 2023. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2023 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at September 30, 2023 and December 31, 2022 compared with $1.6 billion at September 30, 2022. Loans secured by real estate were $1.5 billion at September 30, 2023 compared with $1.4 billion at December 31, 2022 and September 30, 2022. Residential real estate loans, including construction loans, were $444 million at each of September 30, 2023 and December 31, 2022, an $8 million, or 2% increase from September 30, 2022. The increase in residential real estate loans from September 30, 2022 reflects management’s decision to retain residential mortgages originated within our loan portfolio. Commercial real estate loans, including construction loans, were $957 million at September 30, 2023, $60 million or 7% higher than the balance at December 31, 2022, and $88 million, or 10% higher than the balance at September 30, 2022.

In the third quarter of 2023, residential mortgage originations were $16 million compared with the previous quarter’s originations of $10 million and $22 million in the third quarter of 2022. The Company originated $34 million in residential mortgages in the first nine months of 2023, compared with $62 million in the first nine months of 2022. The decrease in residential mortgage originations as compared to the prior year was primarily due to the impact of the rising rate environment. The Company sold $3 million of residential mortgages in each of the third quarter and second quarter of 2023. During the first nine months of 2023 the Company sold $7 million of residential mortgages. The Company sold $5 million of residential mortgages during the first nine months of 2022. Management decides to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The C&I portfolio was $223 million at September 30, 2023, representing a $27 million or a 11% decrease from December 31, 2022. When compared with September 30, 2022, C&I loans decreased $15 million or 6%. Funding levels of C&I lines of credit are at low levels compared historically and has impacted the growth in that portfolio.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $27 million, or 1.60% of total loans outstanding at September 30, 2023, compared with $25 million, or 1.48% of total loans outstanding, as of December 31, 2022 and $26 million, or 1.60% of total loans outstanding, as of September 30, 2022.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $76 million at September 30, 2023, a $17 million decrease from $93 million at December 31, 2022, and a $13 million decrease from $89 million at September 30, 2022. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk rating are the credit quality indicators used by management to monitor credit risk in its commercial loan portfolio. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

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

The Company recorded a $0.5 provision for credit losses during the three months ended September 30, 2023, primarily due to loan growth.

Prior to the adoption of ASU 2016-13, loans acquired in a business combination were recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Acquired loans that previously did not have an allowance valuation totaled $129 million at January 1, 2023. Upon adoption of the new ACL accounting standard these loans contributed $1 million to the allowance for credit losses. The allowance for credit losses totaled $21.8 million or 1.28% of total loans outstanding at September 30, 2023, compared with $19.4 million, or 1.16% of total loans outstanding as of December 31, 2022, and $18.6 million, or 1.15% of total loans outstanding at September 30, 2022. The increase in the percentage of allowance for credit losses to total loans outstanding from both comparative periods was the result of the adoption of the new accounting standard.

Investing Activities

Total investment securities were $337 million at September 30, 2023, compared with $371 million at December 31, 2022 and $377 million at September 30, 2022. The decreases reflect changes in unrealized losses on investment securities and maturities within the available-for-sale investment portfolio. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $7 million at September 30, 2023 compared to $6 million at December 31, 2022, and $7 million at September 30, 2022. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 18% of average interest-earning assets in third quarter of 2023, 19% in the sequential second quarter, and 22% in the third quarter of 2022.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 54% of total investment securities at September 30, 2023 and December 31, 2023 and 55% September 30, 2022. Tax-advantaged debt securities issued by state and political subdivisions as a percent of the total investment securities portfolio were 2% in each of the third and second quarters of 2023 and 3% in the third quarter of 2022.

The total net unrealized loss position of the available-for-sale investment portfolio was $77 million at September 30, 2023, compared with $64 million at December 31, 2022 and September 30, 2022. The securities in an unrealized loss position at the end of the third quarter of 2023 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong. In addition, the Company has the ability and intent to hold these securities until their fair value recovers to their amortized cost.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2023 were $1.8 billion, a $34 million or 2% increase from December 31, 2022, but a decrease of $68 million or 4% from September 30, 2022. When compared to last year’s third quarter, there were decreases in consumer savings of $158 million, demand deposits of $112 million, commercial savings of $60 million, and brokered deposits of $6 million. Those decreases were offset by higher consumer time deposits of $204 million, NOW deposits of $61 million, and municipal savings of $3 million. These changes included $4 million that transferred to our securities under agreement to repurchase account during the third quarter of 2023, which provides commercial clients collateralization for their deposits. In addition, consumer clients continue migrating from saving accounts to higher-yielding accounts such as time deposits.

Total borrowings decreased from $193 million at December 31, 2022 to $151 million at September 30, 2023. The decrease is primarily due to investment securities maturities, growth in deposits and securities sold under agreement to repurchase. The Company had $6 million in long-term Federal Home Loan Bank of New York (“FHLBNY”) advances at September 30, 2023, compared with $20 million at December 31, 2022 and September 30, 2022. This represents long-term advances from FHLBNY that were acquired in our 2020 acquisition of Fairport Savings Bank. As of September 30, 2023 the Bank had $19 million in overnight borrowings at the FHLB compared with $23 million at September 30, 2022. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk. Additionally, the Bank has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At September 30, 2023 the Bank had $126 million in short-term borrowings with the Federal Reserve. There were no short-term borrowings at the Federal Reserve at September 30, 2022.

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

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,658,132	$21,936	5.25%	$1,597,382	$17,988	4.47%
Taxable securities	349,593	2,173	2.47%	394,148	2,190	2.20%
Tax-exempt securities	6,277	51	3.22%	12,555	92	2.91%
Interest bearing deposits at banks	9,883	132	5.29%	42,788	217	2.01%

Total interest-earning assets	2,023,885	$24,292	4.76%	2,046,873	$20,487	3.97%

Non interest-earning assets:

Cash and due from banks	17,563			16,599
Premises and equipment, net	16,075			17,225
Other assets	102,258			88,497

Total Assets	$2,159,781			$2,169,194

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$311,624	$1,408	1.79%	$269,359	$71	0.10%
Savings	708,724	3,301	1.85%	964,051	471	0.19%
Time deposits	325,667	2,835	3.45%	132,319	213	0.64%
Other borrowed funds	143,546	1,855	5.13%	27,719	80	1.15%
Subordinated debt	31,137	560	7.14%	31,035	461	5.89%
Securities sold U/A to repurchase	17,594	77	1.74%	7,236	3	0.16%

Total interest-bearing liabilities	1,538,292	$10,036	2.59%	1,431,719	$1,299	0.36%

Noninterest-bearing liabilities:
Demand deposits	441,149			549,625
Other	20,529			22,073
Total liabilities	$1,999,970			$2,003,417

Stockholders' equity	159,811			165,777

Total Liabilities and Equity	$2,159,781			$2,169,194

Net interest income		$14,256			$19,188

Net interest margin			2.79%			3.72%

Interest rate spread			2.17%			3.61%

`

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,648,660	$64,424	5.22%	$1,585,469	$50,540	4.26%
Taxable securities	362,241	6,719	2.48%	374,767	5,851	2.09%
Tax-exempt securities	8,368	194	3.10%	11,080	197	2.38%
Interest bearing deposits at banks	8,356	308	4.93%	110,494	513	0.62%

Total interest-earning assets	2,027,625	$71,645	4.72%	2,081,810	$57,101	3.67%

Non interest-earning assets:

Cash and due from banks	16,597			14,718
Premises and equipment, net	16,465			17,476
Other assets	99,805			84,129

Total Assets	$2,160,492			$2,198,133

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$284,780	$2,761	1.30%	$260,234	$183	0.09%
Regular savings	760,190	8,219	1.45%	1,002,613	1,163	0.16%
Time deposits	296,240	6,860	3.10%	144,088	557	0.52%
Other borrowed funds	131,629	4,780	4.86%	27,434	165	0.80%
Subordinated debt	31,111	1,626	6.99%	31,010	1,285	5.54%
Securities sold U/A to repurchase	13,553	137	1.35%	6,341	7	0.15%

Total interest-bearing liabilities	1,517,503	$24,383	2.15%	1,471,720	$3,360	0.31%

Noninterest-bearing liabilities:
Demand deposits	465,464			534,994
Other	18,875			20,182
Total liabilities	$2,001,842			$2,026,896

Stockholders' equity	158,650			171,237

Total Liabilities and Equity	$2,160,492			$2,198,133

Net interest income		$47,262			$53,741

Net interest margin			3.12%			3.45%

Interest rate spread			2.57%			3.36%

Net Income

Net income was $3.6 million, or $0.66 per diluted share, in the third quarter of 2023, compared with $4.9 million, or $0.90 per diluted share, in the second quarter of 2023 and $5.9 million, or $1.06 per diluted share, in last year’s third quarter. The change from the second quarter of 2023 was due to a decrease in net interest income, increased provision for credit losses and higher non-interest expense, partially offset by higher non-interest income. Return on average equity was 9.06 % for the third quarter of 2023, compared with 12.25% in the second quarter of 2023 and 14.15% in the third quarter of 2022.

Net income was $14.4 million, or $2.62 per diluted share, in the first nine months of 2023, compared with $16.3 million, or $2.95 per diluted share, in the first nine months of 2022. The decrease from last year’s comparative period was due to decreases in net interest income of $6.5 million, and non-interest income of $0.4 million. Partially offsetting those decreases were decreases in non-interest expense of $2.0 million, provision for credit losses of $2.1 million and income tax provision of $0.9 million.

Other Results of Operations – Quarterly Comparison

Net interest income of $14.3 million was down $1.4 million, or 9%, from the sequential second quarter, and $4.9 million, or 26% when compared with the prior year’s third quarter. The decrease from the comparative quarters reflected higher interest expense given the cost increase of interest-bearing liabilities as a result of competitive pricing on deposits.

Third quarter net interest margin of 2.79% declined 31 basis points from the second quarter of 2023 and 93 basis points from the third quarter of 2022. Impacting net interest margin by 8 basis points was the reversal of approximately $0.4 million of interest income primarily resulting from one large commercial loan that was put on non-accrual status during the quarter. The yield on loans remained flat compared with the second quarter of 2023 but improved 78 basis points when compared with the third quarter of 2022. The cost of interest-bearing liabilities was 2.59% in the third quarter of 2023 compared with 2.18% in the second quarter of 2023 and 0.36% in the third quarter of 2022.

The $0.5 million provision for credit losses in the current quarter was largely due to loan growth.

Non-interest income was $5.6 million in the third quarter of 2023 compared with $4.7 million in the second quarter of 2023, and $5.8 million in the prior year’s third quarter. The increase from the sequential second quarter reflects higher insurance service and fee revenue of $0.8 million due to seasonally higher commercial lines insurance commissions and profit-sharing revenue. The reduction in non-interest income from the prior year’s third quarter was due to a decrease in other income relating to a $0.2 million historic tax credit payment received in last year’s third quarter and lower deposit service charges. Offsetting those decreases was a $0.1 million increase in insurance service and fee revenue due to higher personal lines commissions.

Non-interest expenses of $14.4 million in the third quarter of 2023 increased $0.2 million, or 2%, when compared with the second quarter of 2023, but were down $1.4 million, or 9%, from last year’s third quarter. Salaries and employee benefits were down $1.7 million, or 16%, from last year’s comparative period largely due to lower incentive accruals of $1.3 million and reduced staff expenses through consolidation of branches and back-office operations. These decreases were partially offset by merit increases and strategic hires. When compared to the sequential second quarter, salaries and employee benefits were relatively flat due to cost management efforts.

Included in non-interest expenses are technology and communication expenses. Technology and communications increased $0.2 million from last year’s third quarter primarily due to higher software costs.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 72.7% in the third quarter of 2023, 69.5% in the second quarter of 2023, and 63.3% in the third quarter of 2022.

Income tax expense was $1.3 million, for an effective tax rate of 26.2%, in the third quarter of 2023 compared with 22.0% in the second quarter of 2023 and 25.2% in last year’s third quarter.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $47.3 million for the first nine months of 2023, a $6.5 million or 12% decrease from the first nine months of 2022.  The decrease from last year’s comparative period was due to higher cost of interest-bearing liabilities, partially offset by higher interest earned on loans and investment securities. Average loans increased $63 million during the first nine months of 2023 when compared to the prior year period.

The Company’s net interest margin of 3.12% in the first nine months of 2023 was 33 basis points lower than the 3.45% net interest margin in the first nine months of 2022. The yield on loans during the first nine months of 2023 increased 96 basis points, from 4.26% to 5.22% when compared with the first nine months of 2022. In the first nine months of 2023 the cost of interest-bearing liabilities increased 184 basis points to 2.15% when compared with the first nine months of 2022, as a result of the rising interest rate environment and price competition for deposits. The rate paid on average time deposits increased from 0.52% in the first nine months of 2022 to 3.10 % during the first nine months of 2023.

The Company had a $0.3 million release of allowance in the nine-month period ended September 30, 2023, largely due to lower criticized loan balances, lower reserves on individually analyzed loans, and a reduction in the rate of increases in home prices in the Company’s market, partially offset by loan growth. For the nine-month period ended September 30, 2022, the Company had a provision for credit losses of $1.8 million.

Non-interest income for the first nine months of 2023 was $14.4 million compared to $14.8 million for the first nine months of 2022. During the first nine months of 2023 other income decreased primarily due to lower loan fees of $0.3 million, changes in the fair value of mortgage servicing rights of $0.2 million and a $0.2 million payment received during 2022 in connection with a historic tax credit investment. In addition, deposit service charges decreased $0.3 million, when compared to last year’s comparative period. Partially offsetting those decreases were increases in insurance service and fees revenue, the largest component of non-interest income, which increased $0.4 million, and in bank-owned life insurance revenue of $0.2 million.

Total non-interest expense decreased to $2.0 million in the first nine months of 2023, 4% lower than the nine-month period ended September 30, 2022. The decrease from the prior year period was mostly attributable to a decrease in salaries and employee benefits costs of $2.6 million. Salaries and employee benefits costs were $26.8 million for the first nine months of 2023 compared to $29.4 million in the prior year period. This decrease was due to lower incentive accruals, partially offset by merit increases and strategic hires. Technology and communications costs increased year-over-year by $0.6 million as a result of higher software costs and ATM card fees.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 69.6% in the first nine months of 2023, compared with 65.7% during the prior-year period.

The Company recorded income tax expense of $4.5 million for the nine-month period ended September 30, 2023, compared with $5.4 million in the first nine months of 2022. The effective tax rate for the first nine months of 2023 was 23.7%, compared with 24.7% in the comparable 2022 period.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 9.40% at September 30, 2023, compared with 9.43% at June 30, 2023 and 9.00% at September 30, 2022.

Book value per share was $27.52 at September 30, 2023 compared with $29.12 at June 30, 2023 and $27.20 at September 30, 2022. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, that have resulted in significant changes in unrealized gains and losses on investment securities, which reduced book value per share at September 30, 2023 by $1.61 when compared with the trailing quarter. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at September 30, 2023 and December 31, 2022 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were contributed to Evans Bank as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of September 30, 2023, advances of up to $312 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At September 30, 2023 the Bank had $35.1 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. As of September 30, 2023, the Bank had the ability to purchase up to $18 million in federal funds from its correspondent banks. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2023, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 28% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 53% of the investment portfolio at September 30, 2023, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are liquid assets and potential liabilities. Management stresses the potential liabilities calculation to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at September 30, 2023, the Company had net short-term liquidity of $332 million as compared with $209 million at December 31, 2022. Available assets of $348 million, divided by public and purchased funds of $551 million, resulted in a long-term liquidity ratio of 63% at September 30, 2023, compared with 75% at December 31, 2022.

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
	(in thousands)

	September 30, 2023	December 31, 2022
Changes in interest rates

+200 basis points	$(3,517)	$(2,867)
+100 basis points	369	770

-100 basis points	(384)	(962)
-200 basis points	(674)	(2,661)

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No other changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2023 - July 30, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

August 1, 2023 - August 31, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

September 1, 2023 - September 30, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of September 30, 2023 was 187,932.

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2023 and December 31, 2022; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2023 and 2022; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2023 and 2022; (iv) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended September 30, 2023 and 2022; (v) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Nine months ended September 30, 2023 and 2022; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended September 30, 2023 and 2022; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2023 and 2022; (viii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2023 and 2022; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

October 30, 2023

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

October 30, 2023

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)