Form 10-K
period 2023-12-31
EVANS BANCORP INC
filed 2024-03-04
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

On June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $132 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of March 1, 2024, 5,508,593 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 100

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2024 Annual Meeting of Shareholders, to be held on May 7, 2024, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; our ability to maintain liquidity, including the percentage of uninsured deposits in our portfolio; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; changes in consumer behavior and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control and are difficult to predict.

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

At December 31, 2023, the Company had consolidated total assets of $2.1 billion, deposits of $1.7 billion and stockholders’ equity of $178 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company operates two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York (“WNY”) and the Finger Lakes Region; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sold various premium-based insurance policies on a commission basis.

On November 30, 2023, the Company completed the sale of its insurance subsidiary, The Evans Agency, LLC, to Arthur J. Gallagher & Co. and Arthur J. Gallagher Risk Management Services, LLC (collectively, “Gallagher”). As defined in the asset purchase agreement, TEA sold substantially all of its assets to Gallagher for a purchase price of $40.0 million in cash. For more information on the divestiture of TEA see Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

At December 31, 2023, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company. Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

EVANS BANK, N.A.

The Bank is a nationally chartered bank that has its headquarters at 6460 Main Street, Williamsville, NY, and a total of 18 full-service banking offices in Erie County, Niagara County, Monroe County and Chautauqua County, NY.

At December 31, 2023, the Bank had total assets of $2.1 billion, investment securities of $278 million, net loans of $1.7 billion and deposits of $1.7 billion. The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

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

The Evans Agency, LLC

TEA was a full-service insurance agency that offered personal, commercial and financial services products. TEA’s insurance revenue and expenses are consolidated into the Company’s financials through November 30, 2023. For the eleven months ended November 30, 2023, TEA had total revenue of $10 million.

TEA’s primary market area was Erie, Chautauqua, Cattaraugus and Niagara Counties, NY. Most lines of personal insurance were provided, including automobile, homeowners, boat, recreational vehicle, landlord, and umbrella coverage. Commercial insurance products were also provided, consisting of property, liability, automobile, inland marine, workers compensation, bonds, crop and umbrella insurance. TEA also provided the following financial services products: employee benefits, life and disability insurance, Medicare supplements, long term care, annuities, mutual funds, retirement programs and New York State Disability. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the sale of TEA.

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

The Company’s main operating segment as of December 31, 2023 are banking activities. Through November 30, 2023 the Company had two operating segments – banking activities and insurance agency activities. See Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the Company’s operating segments.

MARKET AREA

The Company’s footprint is in Western New York and the Finger Lakes Region, primarily Erie County, Monroe County, Niagara County, northern Chautauqua County and northwestern Cattaraugus County, NY. This primary market area is the area where the Bank principally receives deposits and makes loans.

MARKET RISK

For information about, and a discussion of, the Company's "Market Risk," see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" of this Annual Report on Form 10-K.

COMPETITION

All phases of the Company’s business are highly competitive. The Company competes actively with local, regional and national financial institutions, as well as with bank branches in the Company’s primary market area. The Company’s market area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Company. The Company faces competition for loans and deposits from other commercial banks, savings banks, internet banks, savings and loan associations, mortgage banking companies, credit unions, and other financial services companies. The Company faces additional competition from non-depository competitors such as the mutual fund industry, and securities and brokerage firms.

As an approximate indication of the Company’s competitive position, the Bank had the seventh most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2023 with 2% of the total market’s deposits of $73 billion. By comparison, the market leaders, M&T Bank and KeyBank, had 78% of the Buffalo, NY metropolitan statistical area deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

HUMAN CAPITAL

At December 31, 2023, we employed 300 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 6.3 years while the average tenure of our executive officers was approximately 12.2 years. None of our associates are represented by collective bargaining agreements. We believe our employee relations to be good.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and customers. Additionally, because the Company is a public company with shares traded on the NYSE American, it is subject to regulation by the Securities and Exchange Commission, as well as the listing standards required by NYSE American. To the extent that the following summary describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company's business, financial condition and results of operations.

Bank Holding Company Regulation

As a bank holding company registered under the BHCA, the Company and its non-banking subsidiaries are subject to regulation and supervision under the BHCA by the FRB. The FRB requires periodic reports from the Company, and is authorized by the BHCA to make regular examinations of the Company and its non-bank subsidiaries.

The Company is required to obtain the prior approval of the FRB before merging with or acquiring all or substantially all of the assets of, or direct or indirect ownership or control of more than 5% of the voting shares of, a bank or bank holding company. The FRB regulations set out thresholds involving various relations and factors that may establish presumptions of control or a “controlling influence” for BHCA purposes. The FRB will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications.

Subject to various exceptions, the Change in Bank Control Act of 1978 (the “CIBCA”), and its implementing regulations, require FRB approval before any person or company acquires “control” of a bank holding company. Control is deemed to exist under the CIBCA if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. There is a rebuttable presumption of control under the CIBCA’s regulations if a person or company acquires 10% or more, but less than 25%, of any class of the bank holding company’s voting securities under certain circumstances including where, as is the case with the Company, the bank holding company has its shares registered under the Exchange Act.

A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in any non-banking activity, unless such activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified by regulation various non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB. A bank holding company that meets specified criteria may elect to be regulated as a “financial holding company” and thereby engage in a broader range of non-banking financial activities. The Company has made such an election.

The FRB has enforcement powers over financial holding companies and their non-bank subsidiaries, among other things, to enjoin activities that represent unsafe or unsound practices or constitute violations of law, regulation, administrative orders, or certain written agreements. These powers may be exercised through the issuance of cease and desist orders, civil monetary penalties or other actions.

Under federal law, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks and must not conduct its operations in an unsafe or unsound manner. The expectation is that a holding company will use available resources to provide capital and other support to its subsidiary institutions in times of financial stress.

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. As of December 31, 2023, the Company has qualified for this exception.

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

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, which govern certain “covered transactions”, by a bank with its affiliates, including its parent holding company. Covered transactions include a bank’s loans and extensions of credit to an affiliate, purchases of assets from an affiliate, and similar transactions. Covered transactions by the Bank with any affiliate (including the Company) are limited in amount to 10% of the Bank’s capital stock and surplus, and covered transactions with all affiliates are limited in the aggregate to 20% of the Bank’s capital stock and surplus. Furthermore, covered transactions, such as loans and extensions of credit to affiliates are subject to various collateral requirements. In general, the Bank’s transactions with an affiliate (including the Company) must be on terms and under circumstances that are substantially the same, or at least as favorable to, the Bank as comparable transactions between the Bank and nonaffiliates. These laws and regulations may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

The Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, subject to certain exceptions, the Bank generally may not require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor as a condition to an extension of credit.

The Bank is also subject to certain restrictions imposed by the Federal Reserve Act and its implementing regulation, Regulation O, on extensions of credit to the Bank’s and its affiliates’ executive officers, directors, principal stockholders, and/or any related interest of such persons (“Insiders”). Under these restrictions, the aggregate amount of loans to any Insiders and his or her related interests may not exceed the loans-to-one-borrower limit discussed above. Aggregate loans by a bank to its Insiders and their related interests may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may generally not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. The Federal Reserve Act and Regulation O require that any proposed loan to an Insider, or a related interest of that Insider, be approved in advance by a majority of the board of directors of the bank, if that loan, combined with previous loans by the bank to the Insiders and his or her related interests, exceeds specified amounts.

Generally, loans to Insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with persons not affiliated with the institution. Regulation O contains a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank or affiliate and that does not give any preference to Insiders of the bank or affiliate over other employees.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct special examinations of and to require reporting by, national banks. It may also prohibit an insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC has the authority to initiate enforcement actions against insured institutions under certain circumstances. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Bank management does not know of any practice, condition or violation that might lead to termination of FDIC deposit insurance.

Deposit insurance premiums are based on an institution’s quarterly average total assets minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modelling designed to estimate the probability of the bank’s failure over a three year period. The FDIC has authority to increase insurance. Effective January 1, 2023, total assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points.

In addition to the foregoing, federal law required the federal regulators to adopt regulations establishing “safety and soundness” standards to promote the safe operation of insured institutions. Such standards specifically address, among other things: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; (viii) compensation and benefits standards for management officials; (ix) information security and (x) residential mortgage lending practices. An institution found to be noncompliant with any such standard may be required to submit a compliance plan and may be subject to enforcement action if an acceptable plan is not submitted and complied with.

Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year combined with its retained net income over the preceding two years (less dividends paid over the period). As of December 31, 2023, approximately $38 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2023, the Bank was in compliance with these requirements.

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

The OCC has broad enforcement powers over national banks, including the power to issue cease and desist orders, impose substantial civil money penalties, remove directors and officers, and appoint a conservator or receiver for the institution. Failure to comply with applicable laws, regulations, conditions, and supervisory agreements could subject the Bank, as well as officers, directors and other institution-affiliated parties of the Bank, to potential enforcement actions and civil money penalties.

Under the Community Reinvestment Act, or “CRA,” as implemented by OCC, a national bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. The CRA requires the OCC to assess an institution’s record of meeting the credit needs of its communities and to take such record into account in its evaluation of certain applications by that institution, including applications to establish branches and acquire other financial institutions. The FRB also must consider the subsidiary bank’s CRA rating in connection with bank holding company applications to acquire additional institutions. The CRA currently requires the OCC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent OCC CRA rating was “Satisfactory.”

On October 24, 2023, the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Capital Adequacy

The Company and its subsidiary bank are required to comply with applicable capital adequacy standards established by the federal banking agencies. In July 2013, the FRB, the OCC, and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. These rules went into effect as to the Company and the Bank on January 1, 2015, subject to phase-in periods. Effective August 2018, holding companies with less than $3 billion of consolidated assets, including the Company, are generally not subject to the Capital Rules unless otherwise directed by the FRB. The Bank remains subject to the Capital Rules.

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

CET1 ratio of 6.5%,

Leverage Ratio of 5%,

Tier 1 Capital ratio of 8%,

Total Capital ratio of 10%, and

Not subject to a written agreement, order, capital directive or prompt corrective action directive requiring a specific capital level.

CET1 ratio of 4.5%, Leverage Ratio of 4%, Tier 1 Capital ratio of 6%, and Total Capital ratio of 8%.

“Undercapitalized”	“Significantly Undercapitalized”
CET1 Ratio of less than 4.5%, Leverage Ratio less than 4%, Tier 1 Capital ratio less than 6%, or Total Capital ratio less than 8%.	CET1 Ratio of less than 3%, Leverage Ratio less than 3%, Tier 1 Capital ratio less than 4%, or Total Capital ratio less than 6%.

“Critically Undercapitalized”
Tangible equity to total assets equal to or less than 2%.

For purposes of these regulations, the term “tangible equity” includes capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus) not included in Tier 1 capital.

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

The Bank’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2023 are presented in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9% for 2022 and thereafter. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank has not exercised its option to use the community bank leverage ratio alternative as of December 31, 2023.

Other Laws and Regulations

In addition to the laws and regulations discussed above, the Bank is also subject to certain fair lending and consumer laws that are designed to protect consumers in transactions with banks. Many of these laws are implemented through regulations issued by the Consumer Financial Protection Bureau (the “CFPB”) though, for institutions of the Bank’s asset size, compliance is subject to examination by the federal banking regulator, i.e., the OCC in the Bank’s case. These laws include, but are not limited to, the Truth in

Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Right to Financial Privacy Act, the Fair and Accurate Credit Transactions Reporting Act, and federal financial privacy laws. These laws, and their implementing regulations, generally regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

The USA PATRIOT Act of 2001 gave the federal government new additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements for financial institutions. The USA Patriot Act placed additional responsibilities upon financial institutions in terms of broadened anti-money laundering compliance programs and due diligence policies and controls to facilitate detection and prevention of money laundering and terrorist financing and the reporting of suspicious activity. Such requirements build on previously existing requirements, also applicable to financial institutions, under the Bank Secrecy Act. The Bank has established policies, procedures and systems designed to comply with these laws. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of such controls in determining whether to approve a merger or other acquisition application. Accordingly, if the Bank seeks to engage in a merger or other acquisition, the Bank’s controls designed to combat money laundering are considered as part of the application process.

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

AVAILABLE INFORMATION

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge on the “SEC Filings” section of the Company's website, www.evansbancorp.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The Company is providing the address to its Internet site solely for the information of investors. The Company does not intend its Internet address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K or into any other report filed with or furnished to the SEC. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website, www.sec.gov.

Item 1A.RISK FACTORS

The following factors identified by the Company's management represent significant potential risks that the Company faces in its operations.

Credit Risks

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2023, the Company's portfolio of commercial real estate loans totaled $969 million, or 56% of total loans outstanding, and the Company's portfolio of commercial and industrial ("C&I") loans totaled $223 million, or 13% of total loans outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2023 were $20.2 million, compared with $15.3 million at December 31, 2022. C&I loans in non-accrual status were $1.8 million and $2.6 million at December 31, 2023 and December 31, 2022, respectively. Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for credit losses, which could have a material adverse effect on the Company's results of operations and financial condition.

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

In the Event the Company's Allowance for Credit Losses is Not Sufficient to Cover Actual Loan Losses, the Company's Earnings Could Decrease

The Company maintains an allowance for credit losses which represents the amount of losses expected in the loan portfolio. There is a risk that the Company may experience significant loan losses which could exceed the recorded amount of the allowance for credit losses. The Company adopted Current Expected Credit Loss (CECL), effective January 1, 2023 which requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. When determining the allowance, expected credit losses over the contractual term of the loans (taking into account prepayments) will be estimated based on various assumptions and judgments about the collectability of its loan portfolio, considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The emphasis on the origination of commercial real estate and C&I loans is a significant factor in evaluating the allowance for credit losses. As the Company continues to increase the amount of these loans in the portfolio, additional or increased provisions for credit losses may be necessary and would adversely affect the results of operations. In addition, bank regulators periodically review the Company's loan portfolio and credit underwriting procedures, as well as its allowance for credit losses, and may require the Company to increase its provision for credit losses or recognize further loan charge-offs. An increase in our allowance for credit losses may have a material adverse effect on our financial condition and results of operations.

At December 31, 2023, the Company had a gross loan portfolio of $1.7 billion and the allowance for credit losses was $22.1 million, which represented 1.28% of the total amount of gross loans. If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for credit losses or recognize further loan charge-offs, the Company may have to increase its allowance for credit losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition. Additionally, there can be no assurances that the Company's allowance for credit losses will be adequate to protect the Company against loan losses that it may incur.

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

Liquidity Risks

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

Interest Rate Risks

Changes in Interest Rates Could Adversely Affect the Company's Business, Results of Operations and Financial Condition

The Company's results of operations and financial condition are significantly affected by changes in interest rates. The Company's results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Because the Company's interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, changes in interest rates could result in a decrease in its net interest income. Management is unable to predict fluctuations in market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates.

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2023, the Company's securities available for sale totaled $276 million. Net unrealized losses on securities available for sale amounted to $40.7 million, net of tax, at December 31, 2023, compared to $47.3 million, net of tax, at December 31, 2022. The change in net unrealized losses included the impact of the $5 million loss on sale of securities as well as the changing interest rate environment in 2023. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings. For additional information on the loss on sale of securities see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Regulatory Risks

The Company Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations

The Company and its subsidiaries are subject to regulation, supervision and examination by the OCC, FRB, and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. Regulatory requirements affect the Bank's lending practices, capital structure, investment practices, dividend policy and growth. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the imposition of deposit insurance premiums and other assessments, the classification of assets by a bank and the adequacy of a bank's allowance for credit losses. Any change in such regulation and oversight could have a material adverse impact on the Bank, the Company and their business, financial condition and results of operations.

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

The Company also faces a risk of noncompliance and subsequent enforcement action in connection with federal Bank Secrecy Act and other anti-money laundering and counter terrorist financing statutes and regulations. The federal banking agencies and the U.S. Treasury Department's Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. If the Company or the Bank violates these laws and regulations, or its policies, procedures and systems are deemed deficient, they would be subject to liability, including fines and regulatory actions, which may include restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of their business plans, including acquisition plans. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects.

Future FDIC Insurance Premium Increases May Adversely Affect the Company's Earnings

The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. The FDIC increased initial base insurance deposit assessment rates by 2 basis points effective January 1, 2023. If there are additional bank or financial institution failures or other similar occurrences, the FDIC may again increase the premiums assessed upon insured institutions. Such increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company's results of operations.

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

If Regulators Impose Limitations on the Company's Commercial Real Estate Lending Activities, Earnings Could Be Adversely Affected

In 2006, the federal bank regulatory agencies issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance"). Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank's non-owner occupied commercial real estate level equaled 309% of total risk-based capital at December 31, 2023. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 375% at December 31, 2023. If the Bank’s regulators were to impose restrictions on the amount of commercial real estate loans it can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Company's earnings would be adversely affected.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY. At December 31, 2023, the Company had a total of $59 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $4.9 million as of December 31, 2023.

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

Strategic Risks

Expansion or Contraction of the Company's Branch Network May Adversely Affect its Financial Results

The Company cannot assure that the opening of new branches will be accretive to earnings or that it will be accretive to earnings within a reasonable period of time. Numerous factors contribute to the performance of a new branch, such as suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to gather sufficient loans and deposits to generate income sufficient to cover its operating expenses. Difficulties the Bank experiences in opening new branches may have a material adverse effect on the Company's financial condition and results of operations. The Company cannot assure that the closing of branches will not be dilutive to earnings.

Mergers and Acquisitions Involve Numerous Risks and Uncertainties

The Company may pursue mergers and acquisitions opportunities. Mergers and acquisitions involve a number of risks and challenges, including the expenses involved; diversion of management’s time and attention; integration of branches and operations acquired; potential exposure to unknown risks; increased regulatory scrutiny; the outflow of customers from the acquired branches; the successful retention of personnel from acquired companies or branches; competing effectively in geographic areas not previously served; managing growth resulting from the transaction; and dilution in the acquirer's book and tangible book value per share.

Anti-Takeover Laws and Certain Agreements and Charter Provisions May Adversely Affect Share Value

Certain provisions of the Company's certificate of incorporation and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without approval of the Company's board of directors. Under federal law, subject to certain exemptions, a person, entity or group must notify the FRB before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company, including shares of the Company's common stock, creates a rebuttable presumption that the acquiror "controls" the bank holding company if certain other conditions are met. Also, a bank holding company must obtain the prior approval of the FRB before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank. There also are provisions in the Company's certificate of incorporation that may be used to delay or block a takeover attempt. Taken as a whole, these statutory provisions and provisions in the Company's certificate of incorporation could result in the Company being less attractive to a potential acquiror and thus could adversely affect the market price of the Company's common stock.

General Risk Factors

The Company May Incur Impairment to its Goodwill

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. The Company has recognized goodwill as an asset on our balance sheet in connection with the acquisition of FSB on May 1, 2020. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2023, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, it would record the appropriate charge to earnings, which could be materially adverse to its financial condition and results of operations.

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

A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; the COVID-19 pandemic or similar public health emergencies; geopolitical conflicts; natural disasters; or a combination of these or other factors.

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

Strong Competition Within the Company's Market Area May Limit the Company's Growth and Profitability

Competition in the banking and financial services industry is intense. The Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, brokerage and investment banking firms, and financial technology companies operating locally within the Company's market area and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company does, and may offer certain services that the Company does not or cannot provide. The Company's profitability depends upon its continued ability to successfully compete in this market area.

Loss of Key Employees May Disrupt Relationships with Certain Customers

The Company’s success depends, in large part, on its ability to attract and retain skilled people. The Company's business is primarily relationship-driven in that many of the key employees of the Bank have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While management believes that the Company's relationships with its key business producers are good, the Company cannot guarantee that all of its key personnel will remain with the organization. Further, competition for highly talented people can be intense, and we may not be able to hire sufficiently skilled people or retain them. Loss of such key personnel, particularly if they enter into an employment relationship with one of the Company's competitors, could result in the loss of some of the Company's customers. Such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Additionally, from time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Overall Risk Management and Strategy

The Company manages its cybersecurity risk in a manner consistent with its overall risk management process in which recognized and emerging risks are identified, assessed, controlled, and monitored on a continual basis. The Company’s cybersecurity risk management follows the “Three Lines of Defense” framework, which is as follows: (1) in the first line of defense, our Information Security function manages cybersecurity risks and controls; (2) in the second line of defense, independent internal risk management provides cybersecurity risk governance oversight; and (3) our Internal Audit function provides independent assurance over cybersecurity practices as the third line of defense.

The Company leverages third parties to support the development and independent validation of cybersecurity risk management practices. Third-party cybersecurity risk oversight includes engaging consultants in the development and deployment of cybersecurity control processes, and a managed security services provider to provide 24/7 alert monitoring and remediation services, semi-annual independent vulnerability and penetration tests from rotating providers, and an annual information security audit coordinated by the Company’s Internal Audit function.

All third-party service providers to the Company are subject to risk assessments to identify the risks, including cybersecurity-related risks, posed by that individual third-party. Changes in vendor services result in a reassessment of risk. Based on the results of the risk assessment, the Company requires each third-party service provider to meet certain due diligence requirements. These due diligence requirements require third-party service providers to provide the Company with evidence of appropriate policies, an independent examination of their control environment, financial results, and operational resilience, as appropriate.

To date, no prior internal cybersecurity incident has materially affected the Company, however, external incidents have increased attention to risk management processes which continually identify and assess threats to the Company’s operations with consideration to strategy, financial results, and business resilience.

Governance

The Enterprise Risk Committee of the Board of Directors is responsible for the oversight of cybersecurity risk at the Company. The Company has established a Cyber and Technology Risk Appetite Statement, which is approved annually by the Enterprise Risk Committee. Changes in cybersecurity risk are monitored throughout the year and are reported to the Enterprise Risk Committee.

The Enterprise Risk Committee is kept informed of these risks through reporting by the Chief Information Security Officer (“CISO”) and is also charged with reviewing cybersecurity policies, results of an annual information security risk assessment, NYS DFS Compliance Status, and other information security risk assessments or analysis of significant events that may occur throughout the year. The Enterprise Risk Committee additionally reviews the results of vulnerability and penetration testing, tabletop exercises, and other examinations performed, whether internal or external, with a focus on cybersecurity. The Enterprise Risk Committee is kept informed of cybersecurity risks through the Company’s first and second lines of defense, including the Company’s CISO, which provide the following to the Enterprise Risk Committee on a quarterly basis, or more frequently as needed: an analysis comparing actual results against the Company’s Cyber and Technology Risk Appetite Statement, an evaluation on current cybersecurity risks facing the company, and identification of any new or emerging risks associated with cybersecurity. The Audit Committee of the Board of Directors is also informed of any cybersecurity risk that is identified in annual information security specific internal audits or material cybersecurity risks that may have an impact on the financial statements and related disclosures of the Company.

The Company has established a clear chain of command in the management of cybersecurity risks by designating a CISO and Chief Information Officer (“CIO”), who jointly lead the Company’s incident response team, which also includes the company’s management team. The CISO has certifications in information security, and together, the CISO and CIO have over 25 years of cybersecurity experience combined. The CISO and CIO meet with Company senior leadership at least quarterly through an Information Technology Steering Committee in which management assess information security risk. The Company has subscribed to threat intelligence feeds that are reviewed throughout the day to ensure risks are identified and assessed in a timely manner.

In alignment with enterprise risk management processes and the National Institute of Standards and Technology (NIST) Cybersecurity Framework, the Company has developed a control environment to prevent, detect, respond to, and recover from cybersecurity risk events. The Company’s control environment includes policies that set consistent cybersecurity control benchmarks across the organization and inform the CISO about the prevention, detection, mitigation, and remediation of cybersecurity incidents on an ongoing basis.

The Company’s policies require it to maintain and control an inventory of the enterprise assets throughout their life cycle, including end-user devices, network devices, servers, operating systems and applications used throughout the Company. These assets are subject to secure configuration requirements as well as data protection requirements before they may be used in operations. Once appropriate configuration requirements are met, access to these assets is based on account management procedures, which include determining appropriate ownership of the account and monitoring controls over accounts using administrator privileges. Access is generally provisioned on the “least privilege” principle, meaning that a user is given the minimum levels of access or permissions needed to perform their job functions, and consistent with the requirements of the role being provisioned. On a continuous basis, these assets are monitored to assess and track vulnerabilities within the Company’s infrastructure. Any identified vulnerabilities are remediated on a scheduled basis in alignment with an assessment of the associated risk. Upon termination or transfer of the user, processes are in place to remove user access from these assets, and additional monitoring controls are in place to certify access on a recurring basis.

The Company monitors industry events and leverages additional resources to monitor any new threats and vulnerability information. Systemic prevention controls are deployed to protect endpoints, as well as to prevent malicious code, emails, and websites from attempts to gain access to the network. Company personnel are trained on a recurring basis on best practices to protect the Company from cybersecurity risks. The Company’s assets are subject to recovery procedures to bring the asset back to its required state of operations, and these recovery procedures are tested internally by the Company to verify the capabilities of these procedures. The Company has developed an Incident Response Policy and Plan that assigns appropriate responsibilities in the event of an incident. This assignment of responsibilities allows the Company to assess and respond to any incident in a timely manner. This plan is tested on a recurring basis to maintain preparedness in the event of an actual incident.

Item 2.PROPERTIES

At December 31, 2023, the Bank conducted its business from its administrative office and 18 branch offices. The administrative offices of the Company and the Bank are located at 6460 Main Street in Williamsville, NY. The administrative office facility is 50,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building in Derby, NY.

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

Holders. The approximate number of holders of record of the Company’s common stock as of February 23, 2024 was 1,183.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2018 to December 31, 2023) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2018 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among
Evans Bancorp, Inc., NYSE American - Composite Index and
NASDAQ Bank Index

Total Return Performance
Index
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Evans Bancorp, Inc.	100.00	126.97	91.23	137.95	132.20	116.13
NASDAQ Bank	100.00	124.38	111.15	155.27	126.76	118.30
NYSE American - Composite Index	100.00	113.72	105.18	152.68	184.23	204.68

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
October 1, 2023 - October 31, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

November 1, 2023 - November 30, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

December 1, 2023 - December 31, 2023
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of December 31, 2023 was 187,932.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2023 and 2022. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company is a financial holding company registered under the BHCA. The Company currently conducts its business through its two direct wholly-owned subsidiaries: the Bank, and the Bank’s subsidiaries, ENL and ENHC; and ENFS. The Company does not engage in any other substantial business. Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries.

Selected Financial Data

	As of and for the year ended December 31,

	2023	2022	2021
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$2,108,663	$2,178,510	$2,210,640
Interest-earning assets	1,988,380	2,043,975	2,103,604
Investment securities	277,739	371,275	309,124
Loans and leases, net	1,698,832	1,652,931	1,553,467
Deposits	1,718,761	1,771,679	1,937,037
Borrowings	185,775	231,223	67,965
Stockholders' equity	178,219	153,993	183,892

Income Statement Data
Net interest income	$61,208	$72,955	$72,785
Non-interest income	32,922	19,271	18,847
Non-interest expense	59,382	59,935	61,219
Net income	24,524	22,389	24,043

Per Share Data
Earnings per share - basic	$4.49	$4.07	$4.41
Earnings per share - diluted	4.48	4.04	4.37
Cash dividends	1.32	1.26	1.20
Book value	32.40	28.32	33.54

Performance Ratios
Return on average assets	1.14%	1.02%	1.12%
Return on average equity	15.47%	13.49%	13.71%
Return on average tangible
common stockholders' equity*	16.82%	14.74%	14.96%
Net interest margin	3.02%	3.53%	3.57%
Efficiency ratio	63.09%	64.99%	66.81%
Efficiency ratio (Non-GAAP) **	74.69%	64.55%	66.22%
Dividend payout ratio	29.40%	30.96%	27.19%

Capital Ratios
Tier 1 capital to average assets	10.37%	9.13%	8.57%
Equity to assets	8.45%	7.07%	8.32%

Asset Quality Ratios
Total non-performing assets to
total assets	1.30%	1.14%	0.83%
Total non-performing loans
to total loans	1.59%	1.48%	1.17%
Net charge-offs to
average loans	-%	0.11%	0.03%
Allowance for credit losses
to non-accrual loans	81.33%	87.19%	106.04%
Allowance for credit losses
to total loans	1.28%	1.16%	1.17%

* The calculation of the average tangible common stockholders’ equity ratio excludes goodwill and intangible assets from average stockholders’ equity. See Reconciliation of GAAP to Non-GAAP Financial Measures below.

** The calculation of the non-GAAP efficiency ratio excludes amortization of intangibles, gains and losses from investment securities, gains from sale of subsidiaries, merger-related expenses and the impact of historic tax credit transactions. See Reconciliation of GAAP to Non-GAAP Financial Measures below.

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

	2023	2022	2021
	(in thousands)
Return on average tangible common stockholders' equity
Net income (GAAP)	$24,524	$22,389	$24,043

Average shareholders' equity (GAAP)	$158,538	$165,982	$175,416
Deduct: Average goodwill and intangible assets	12,711	14,136	14,683
Average tangible shareholders' equity (non-GAAP)	$145,827	$151,846	$160,733

Return on average tangible common stockholders' equity (non-GAAP)	16.82%	14.74%	14.96%

Efficiency ratio
Non-interest expense (GAAP)	$59,382	$59,935	$61,219
Deduct: Intangible amortization expense	367	400	537
Adjusted non-interest expense (non-GAAP)	$59,015	$59,535	$60,682

Net interest income (GAAP)	$61,208	$72,955	$72,785
Non-interest income (GAAP)	32,922	19,271	18,847
Add: Historic tax credit losses, net	-	-	9
Add: Loss on sale of securities	5,044	-	-
Deduct: Gain on sale of insurance agency	20,160	-	-

Adjusted total revenue (non-GAAP)	$79,014	$92,226	$91,641

Efficiency ratio (non-GAAP)	74.69%	64.55%	66.22%

See Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company's financial condition and results of operations.

Summary

Net income in 2023 was $24.5 million, a 10% increase from 2022 net income of $22.4 million. The increase in net income was due to the gain on sale of the insurance agency partially offset by lower net interest income and loss on sale of investment securities. Net interest income was $61.2 million in 2023 compared with $73.0 million in 2022. The yield on loans increased 86 basis points while competition on deposits and changes in customer behaviors contributed to the 189 basis points increase in cost of funds during 2023. Cost of funds were 2.33% at December 31, 2023 compared with 0.44% during 2022. Contributing to the increase in cost of funds during

2023 was the impact of rising federal funds rates since early 2022. Net interest margin was 3.02% and 3.53% in 2023 and 2022, respectively.

The Company’s provision for credit loss was less than $0.1 million, which reflected improving economic conditions, including peer group metrics, partially offset by loan growth and specific reserves related to individually analyzed loans. Provision for credit loss in 2022 included a $1.5 million charge-off of a single commercial loan and loan growth, partially offset by a decrease in criticized loans. The ratio of non-performing loans to total loans was 1.59% at December 31, 2023 compared with 1.48% at December, 31, 2022.

Non-interest income increased $13.7 million, or 71%, to $32.9 million.  Included in non-interest income was the pretax gain on the sale of TEA of $20.2 million, pretax loss on sale of investment securities of $5 million, reduced bank services charges of $0.3 million, and lower insurance service and fee revenue of $0.2 million.  Non-interest income during 2022 included a gain on sale of an asset that was acquired in foreclosure of $0.2 million, as well as $0.2 million of revenue recognized relating to rents received from the acquired asset and a $0.2 million final payment in connection with a historic tax credit investment.

Non-interest expense decreased $0.6 million, or 1%, to $59.4 million. Current year decreases included salaries and employee benefits of $1.8 million and loan expenses of $0.3 million, partially offset by higher technology and communication expenses of $0.8 million, charitable contributions of $0.3 million, and FDIC insurance expense of $0.4 million.

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

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for 65% of total revenue in 2023. Excluding the one-time gain on the sale of TEA and loss on sale of investment securities, net interest income accounted for 77% of total revenue. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

The Company also considers non-interest income important to its continued financial success. Fee income generation is partly related to the Company’s loan and deposit operations, such as deposit service charges. Improved performance in non-interest income can help increase capital ratios because most of the non-interest income is generated without recording assets on the balance sheet. The Company has and will continue to face challenges in increasing its non-interest income as the regulatory environment changes.

The Company has focused its efforts on targeted groups in its community such as (1) smaller businesses with smaller credit needs but rich in deposits and other service needs; (2) middle market commercial businesses; (3) commercial real estate lending; (4) retail customers; and (5) municipal customers. The overarching goal is to cross-sell between financial services and banking lines of business to deepen our relationships with all of our customers.

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

The more significant area in which management of the Company applies critical assumptions and estimates includes the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision of credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off.

At December 31, 2023 the ACL on loans totaled $22.1 million, compared to $22.2 million recorded upon the adoption of ASU 2016-13 at January 1, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of December 31, 2023 and January 1, 2023 the ACL allocated to the total commercial portfolio was $17.8 million and $18.0 million, respectively.

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

For pooled loan portfolio segments, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience of a peer group. Probability of default is estimated utilizing a regression model that incorporates economic factors. The model utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

The ACL for individually analyzed loans is measured using a DCF method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan was collateral dependent, at the fair value of the collateral.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s evaluation of various conditions. Management’s evaluation of these factors includes a weighted rate and risk range category assigned to each factor. The weighted rates and risk range categories vary between loan segments.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgement, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans; conversely, improving conditions or assumptions could lead to further reductions in the ACL on loans.

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.8 million and $29.3 million at December 31, 2023. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2023 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

Management’s methodology and policy in determining the allowance for credit losses can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The activity in the allowance for credit losses is depicted in supporting tables in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

Net Income

Net income was $24.5 million in 2023, or $4.48 per diluted share, an increase from $22.4 million, or $4.04 per diluted share, in 2022. For further information on net income by business segments see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2023, 2022, and 2021. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Available-for-sale securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2023			2022			2021
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,657,114	$87,448	5.28%	$1,595,944	$70,562	4.42%	$1,661,057	$72,955	4.39%
Taxable securities	351,903	8,755	2.49%	373,589	8,037	2.15%	221,965	4,224	1.90%
Tax-exempt securities	7,791	244	3.13%	11,320	287	2.54%	10,489	214	2.04%
Interest bearing deposits at banks	7,741	403	5.21%	85,268	596	0.70%	144,944	187	0.13%

Total interest-earning assets	2,024,549	$96,850	4.78%	2,066,121	$79,482	3.85%	2,038,455	$77,580	3.81%

Non interest-earning assets:
Cash and due from banks	16,411			15,556			15,197
Premises and equipment, net	16,277			17,392			18,963
Other assets	99,180			88,075			79,765

Total Assets	$2,156,417			$2,187,144			$2,152,380

LIABILITIES & STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
NOW	$297,159	$4,544	1.53%	$261,514	$427	0.16%	$248,441	$269	0.11%
Regular savings	741,798	11,835	1.60%	970,401	1,899	0.20%	932,549	1,514	0.16%
Time deposits	306,173	10,099	3.30%	151,719	1,263	0.83%	202,958	1,081	0.53%
Other borrowed funds	137,423	6,789	4.94%	48,731	1,136	2.33%	39,478	308	0.78%
Subordinated debt	31,125	2,186	7.02%	31,023	1,791	5.77%	30,922	1,616	5.23%
Securities sold U/A to repurchase	13,056	189	1.45%	6,827	11	0.16%	4,453	7	0.16%

Total interest-bearing liabilities	1,526,734	$35,642	2.33%	1,470,215	$6,527	0.44%	1,458,801	$4,795	0.33%

Noninterest-bearing liabilities:
Demand deposits	451,261			530,879			494,294
Other	19,884			20,068			23,869
Total liabilities	$1,997,879			$2,021,162			$1,976,964

Stockholders' equity	158,538			165,982			175,416

Total Liabilities and Equity	$2,156,417			$2,187,144			$2,152,380

Net interest earnings		$61,208			$72,955			$72,785
Net interest margin			3.02%			3.53%			3.57%
Interest rate spread			2.45%			3.41%			3.48%

(1)Included in interest earned as of December 31, 2022 and 2021 were PPP loans fees of $0.8 million and $8.8 million, respectively. There were no PPP loans recorded in 2023. Other loan fees included in interest earned were not material during 2023, 2022, and 2021.

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

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$2,791	$14,095	$16,886	$(2,876)	$483	$(2,393)
Taxable securities	(486)	1,204	718	3,202	611	3,813
Tax-exempt securities	(101)	58	(43)	18	55	73
Interest-bearing deposits at banks	(974)	781	(193)	(106)	515	409
Total interest-earning assets	$1,230	$16,138	$17,368	$238	$1,664	$1,902

Interest paid on:
NOW accounts	$66	$4,050	$4,116	$15	$143	$158
Savings deposits	(548)	10,484	9,936	65	320	385
Time deposits	2,261	6,575	8,836	(319)	501	182
Other	4,314	1,913	6,227	335	672	1,007
Total interest-bearing liabilities	$6,093	$23,022	$29,115	$96	$1,636	$1,732

Net interest income decreased by $11.7 million, or 16%, to $61.2 million in 2023 from $73.0 million in 2022. The yield on loans was 5.28% during 2023 compared with 4.42% in the prior year. Yield on savings deposits increased 140 basis points to 1.60% from 2022 while average savings deposits decreased $229 million. Changes in customer behavior contributed to the $154 million increase in average time deposits as customers shift to higher yielding deposit products. The yield on time deposits was 3.30% at December 31, 2023.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $52.3 million, or 5%, from a $1.1 billion average balance in 2022 to a $1.2 billion average balance in 2023. Average consumer loans, including residential mortgages and home equity lines of credit, increased 2% from $511.2 million in 2022 to $523.0 million in 2023. The increase in the commercial loan portfolio was primarily due to higher levels of commercial real estate originations during the year.

On the funding side, average interest-bearing deposits decreased $39 million, while average overnight and short-term borrowings increased $95 million.

The Company’s net interest margin decreased from 3.53% in 2022 to 3.02% in 2023. The net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 3.41% in 2022 to 2.45% in 2023. The yield on interest-earning assets increased 93 basis points to 4.78% during 2023 due to higher loan yields. Cost of interest-bearing liabilities increased 189 basis points to 2.33% during 2023. The increase in the cost of interest-bearing liabilities is the result of higher deposit rates as the Company continues to provide competitive pricing on deposits, as well as the increased cost of borrowings. The rate paid on average time deposits increased from 0.83% in 2022 to 3.30% in 2023.  Average time deposits were 20% of total interest-bearing liabilities in 2023, compared with 10% in 2022.

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

Allowance for Credit Losses

Prior to January 1, 2023, the allowance for credit losses represented the amount that in management’s judgement reflected incurred credit losses inherent in the loan portfolio as of the balance sheet date. Based on portfolio composition, the current economic conditions, and reasonable and supportable forecasts of future conditions, the Company recognized an increase to the allowance for credit losses of $2.7 million upon adoption of the new credit loss accounting standard, ASU 2016-13, Financial instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, as of January 1, 2023 as compared with the allowance for credit losses recognized on its consolidated balance sheet at December 31, 2022. The $2.7 million increase was recognized as a net tax cumulative effect adjustment to retained earnings of $2.0 million.

The Company’s provision for credit loss was less the $0.1 million for the year ended 2023, which reflected improving economic conditions including peer group metrics, partially offset by loan growth and specific reserves related individually analyzed loans. Provision for credit loss in 2022 included a $1.5 million charge-off of a single commercial loan in addition to loan growth, partially offset by a decrease of criticized loans. The ratio of non-performing loans to total loans was 1.59% compared with 1.48% in 2022.

A description of how the allowance for credit loan is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans

Non-performing loans increased $2.6 million from $24.7 million at December 31, 2022 to $27.3 million at December 31, 2023. The increase in 2023 was driven by one commercial real estate loan totaling $6.6 million that moved to non-accrual status during 2023, partially offset by $1.6 million in paydowns and loans that returned to accruing status as well as a decrease of $2.4 million of loans categorized as 90 days past due as of December 31, 2022. Non-performing loans included $27.2 million of non-accruing loans at December 31, 2023 compared with $22.3 million at December 31, 2022. Total non-accrual loans to total loans was 1.58% and 1.33% at December 31, 2023 and 2022, respectively. There were $0.1 million of accruing loans categorized as 90 days past due at December 31, 2023.

Total non-performing loans to total assets was 1.30% at December 31, 2023 compared with 1.14% at December 31, 2022. Total non-performing loans to total loans at December 31, 2023 and 2022 was 1.59% and 1.48%, respectively.

See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due, and loans modified to borrowers experiencing financial difficulty.

Allowance for Credit Losses

The following table summarizes the Bank’s allocation of the allowance for credit losses by portfolio type for years 2023 and 2022.

	Balance at 12/31/2023	Percent of loans to total loans	Balance at 12/31/2022	Percent of loans to total loans
	(in thousands)

Residential mortgages*	$3,883	26%	$2,102	26%
Commercial mortgages*	12,548	56%	11,595	54%
Home equities	434	5%	608	5%
Commercial and industrial	5,241	13%	4,980	15%
Consumer loans**	8	-%	153	-%

Total	$22,114	100%	$19,438	100%

* includes construction loans

** includes other loans

During 2023, the Company had net loan charge-offs of $0.1 million, compared with of $1.7 million in 2022. The ratio of net loan charge-offs to average net loans outstanding was less than 0.01% in 2023 compared with 0.11% in 2022. There were no significant charge-offs or recoveries during 2023. Charge-offs during 2022 included $1.5 million related to a single commercial loan. The following table presents by loan category net loan charge-offs to average loans outstanding ratios for 2023 and 2022.

	2023	2022

Residential mortgages*	-%	0.03%
Commercial mortgages*	-%	-%
Home equities	0.02%	0.04%
Commercial loans	(0.03)%	0.59%
Consumer loans**	6.58%	5.54%

* includes construction loans

** includes other loans

Commercial mortgages comprised 57% of the allowance for credit losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 56%, of the total loan portfolio as of December 31, 2023, as compared with 60% of the allowance and 54% of the total loan portfolio at December 31, 2022.

C&I loans comprised 24% of the allowance for credit losses and 13% of the loan portfolio as of December 31, 2023, as compared with 26% of the allowance and 15% of the total loan portfolio at December 31, 2022.

Residential mortgages comprised 18% of the allowance for credit losses and 26% of the loan portfolio as of December 31, 2023, as compared with 11% of the allowance and 26% of the total loan portfolio at December 31, 2022.

Overall, the ratio of the allowance for credit losses to total loans increased from 1.16% at December 31, 2022 to 1.28% on December 31, 2023 primarily due to the adoption of ASU 2016-13.

The Company evaluates the loan portfolio to ensure that specific credits are appropriately graded and reserved. At least annually, commercial borrowers’ financial information is reviewed by the individual relationship managers. Independent of the individual relationship managers, the Company has engaged an independent vendor to perform independent reviews and to monitor the management of the Company’s commercial loan portfolio. The Company’s loan review function reviews a percentage of the commercial loan portfolio based on an annual risk assessment, typically ranging from 40% to 50%. The Company believes that the allowance for credit losses is reflective of a fair assessment of the current environment and credit quality trends.

Non-Interest Income

Total non-interest income increased from $19.3 million in 2022 to $32.9 million in 2023. The increase was due to the pretax gain on sale of TEA of $20.2 million, partially offset by a loss on sale of investment securities of $5 million, reduced bank service charges of $0.3 million, a decrease in mortgage servicing rights of $0.2 million, and lower insurance service and fee revenue of $0.2 million. Insurance service and fee revenue reflected eleven months of TEA income as a result of the sale. Included in non-interest income during 2022 was a gain on sale of an asset that was acquired in foreclosure of $0.2 million, as well as $0.2 million of revenue recognized relating to rents received from the acquired asset and a $0.2 million final payment in connection with a historic tax credit investment. Additional information on the sale of TEA is included within Note 2 to the Company’s Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.

Non-Interest Expense

Total non-interest expense decreased $0.6 million, or 1%, from $59.9 million in 2022 to $59.4 million in 2023. Current year decreases included salaries and employee benefits of $1.8 million of which $0.9 million is related to lower incentive accruals, and loan expenses of $0.3 million, partially offset by higher technology and communication expenses of $0.8 million, charitable contributions of $0.3 million, and FDIC insurance expense of $0.4 million. The increase in technology and communication expenses is a result of higher software costs and purchase of technology to improve workflow automation and operational efficiency.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company's GAAP efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income, was 63.1% in 2023 compared with 65.0% in 2022. The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, gain on sale of subsidiary, and the impact of historic tax credit transactions, was 74.7% in 2023 compared with 64.6% in 2022.

Taxes

Income tax expense for the year was $10.2 million, representing an effective tax rate of 29.4% compared with an effective tax rate of 24.2% in 2022. For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2023 and 2022, see Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

The Company had total assets of $2.1 billion at December 31, 2023, a decrease of $70 million, or 3% from December 31, 2022. Net loans of $1.7 billion at the most recent year end were $46 million, or 3%, higher than at December 31, 2022. Total investment securities decreased $94 million, or 25%, from $371 million at December 31, 2022 to $278 million at December 31, 2023. Deposits decreased by $53 million, or 3%, to $1.7 billion as of the end of 2023. Stockholders’ equity was $178 million at the conclusion of 2023, a $24 million, or 16% increase from $154 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at December 31, 2023 or December 31, 2022. Bonds rated below A are reviewed periodically to ensure their continued creditworthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are reported at amortized cost and consist of municipal investments that the Bank has made in its local market area. At December 31, 2023, $2.1 million in securities were designated as held to maturity. Debt and mortgage backed securities designated as available for sale are reported at fair market value.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2023 or 2022.

The available for sale portfolio totaled $276 million or approximately 99% of the Company’s securities portfolio at December 31, 2023. Net unrealized gains and losses on available for sale securities resulted in an unrealized loss of $55.0 million at December 31, 2023, as compared with $63.9 million at December 31, 2022. The change in net unrealized losses was due to the sale of $78 million of investment securities in which a $5 million loss was recognized as well as changes in market interest rates during the year. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. For the year ended December 31, 2023, the change in net unrealized losses, net of taxes, on stockholders’ equity was $7 million.

Management assessed available for sale securities in an unrealized loss position at December 31, 2023 and determined the decline in fair value below amortized cost to be primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer. As of December 31, 2023, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost.

The Company’s securities portfolio outstanding balances decreased from $371 million at December 31, 2022 to $278 million at December 31, 2023. The decrease from the prior year is mainly due to the sale of $73 million of securities during 2023 as the Company strategically repositioned its balance sheet. At December 31, 2023, the Company’s concentration in U.S. government-sponsored agency bonds was 35% of the total securities balance versus 38% at December 31, 2022. Government-sponsored mortgage-backed securities comprised 62% of the portfolio at December 31, 2023, compared with 54% of the portfolio at December 31, 2022, and tax-advantaged municipal bonds made up 3% of the portfolio at December 31, 2023 versus 8% of the portfolio at December 31, 2022.

Income from securities held in the Bank’s investment portfolio represented 9% and 10% of total interest income of the Company in 2023 and 2022, respectively. Taxable securities yields increased to 2.49% in 2023 from 2.15% in 2022, while tax-exempt yields were 3.13 % in 2023 and 2.54% in 2022.

The Company’s interest-bearing deposits at banks decreased from $6 million to $4 million from the prior year end. The interest-bearing deposits at banks consist of liquid interest-bearing cash accounts at correspondent banks and Federal Reserve Bank.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. The Bank held $4.9 million and $10.4 million in FHLB stock as of December 31, 2023 and 2022, respectively, and $3.1 million in FRB stock at both of December 31, 2023 and 2022.

Available for sale securities with a total fair value of $172 million at December 31, 2023 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio that are not carried at fair value through earnings (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2023. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. treasuries and government agencies	$4,963	2.55%	$33,997	1.70%	$40,217	1.71%	$17,065	1.81%
States and political subdivisions	748	3.08%	4,666	2.64%	613	3.38%	-	-%
Total debt securities	$5,711	2.62%	$38,663	1.81%	$40,830	1.73%	$17,065	1.81%

Mortgage-backed securities
FNMA	$-	-%	$19	4.65%	$17,055	2.04%	$37,896	2.06%
FHLMC	-	-%	23	5.44%	9,663	1.91%	21,487	1.83%
GNMA	-	-%	26	3.74%	-	-%	31,084	1.96%
SBA	-	-%	-	-%	3,604	2.89%	14,881	2.79%
CMO	-	-%	-	-%	272	1.66%	37,401	2.08%
Total mortgage-backed securities	$-	-%	$68	4.57%	$30,594	2.10%	$142,749	2.09%

Total securities designated as available for sale	$5,711	2.05%	$38,731	1.82%	$71,424	1.89%	$159,814	2.06%

Held to Maturity:
Debt Securities
States and political subdivisions	$1,394	4.90%	$295	3.26%	$370	3.02%	$-	-%
Total securities designated as held to maturity	$1,394	4.90%	$295	3.26%	$370	3.02%	$-	-%

Total securities	$7,105	3.06%	$39,026	1.83%	$71,794	1.89%	$159,814	2.06%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. Interest income on loans represented 90% of the total interest income of the Company in 2023 compared with 89% in 2022. The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.7 billion at December 31, 2023 and December 31, 2022. The average net loan portfolio represented 82% and 77% of the Company’s average interest-earning assets during 2023 and 2022, respectively.

Real Estate Loans

Approximately 87% of the Bank’s total loan portfolio at December 31, 2023 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $1.50 billion at December 31, 2023, compared with $1.42 billion at December 31, 2022. The real estate loan portfolio increased by 5% in 2023 over 2022, primarily as a result of higher commercial real estate loans.

Residential Mortgages

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Fixed rate residential mortgage loans outstanding totaled $435 million at December 31, 2023 compared with $431 million at December 31, 2022, which was 25% and 30% of total loans outstanding, respectively. This balance did not include any construction residential mortgage loans, which are discussed below. Residential mortgage originations in 2023 were $44 million compared with $70 million in 2022. The decrease was primarily the result of higher interest rates and less attractive refinancing options.

The Bank has contractual arrangements with FNMA and FHLB, pursuant to which the Bank sells certain mortgage loans to FNMA and FHLB and the Bank retains the servicing rights to those loans. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. In 2023, the Bank sold $8.3 million in mortgages to FNMA and FHLB under this arrangement, compared with $4.8 million in mortgages sold in 2022. No loans were sold to FHLMC by the Company during the years 2023 and 2022.

At December 31, 2023, the Company had $113 million in unpaid principal balances of loans that it serviced for FNMA, FHLB, and FHLMC, compared with $116 million at December 31, 2022. The Company recorded a net servicing asset for such loans of $1.1 million at December 31, 2023 and 2022.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. The Bank’s outstanding adjustable rate residential mortgage loans were $8 million at December 31, 2023 compared with $10 million at December 31, 2022. At each respective time period, adjustable rate residential mortgage loans represented less than 1% of total loans outstanding.

Overall, residential real estate loans increased from $440 million at December 31, 2022 to $444 million at December 31, 2023.

Commercial Real Estate

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors. The Bank’s outstanding commercial mortgage loans were $855 million at December 31, 2023, which was 50% of total loans outstanding, and 10% higher than the $779 million balance at December 31, 2022. The balance at December 31, 2023 included $789 million in fixed rate and $66 million in variable rate commercial mortgage loans, which include interest rate calls. These balances do not include commercial mortgage construction loans.

Commercial real estate loan originations were $179 million during 2023 compared with $244 million during 2022.

The commercial real estate portfolio, consisting of both mortgage and construction loans, totaled $969 million at December 31, 2023. The commercial real estate portfolio is comprised of loans secured by non-owner occupied or income producing property types, and owner-occupied real estate loans. The commercial real estate portfolio consisted of $806 million non-owner occupied, or 83% of the portfolio and $163 million, or 17% owner occupied real estate loans. The majority of the non-owner occupied commercial real estate portfolio is made up of five concentrations as seen in the table below.

Percent of Portfolio
Multi-Family	46.04%
Industrial	13.67%
Retail	10.17%
Office	9.26%
Hotel	7.84%
Other	13.02%

The Banks multi-family portfolio consists of properties mainly in the Bank’s market area which are at market rates and does not include rent control buildings.

The other category includes concentration segments with aggregate balances that are less than 6% of the total non-owner occupied CRE portfolio.

Home Equity Loans

The Bank also offers other types of loans collateralized by real estate, such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio. At December 31, 2023, the real estate loan portfolio included $81 million of home equity loans, which represented 5% of total loans outstanding, compared with $82 million and 5% at December 31, 2022, respectively. The total home equity portfolio included $66 million in variable rate loans and $15 million in fixed rate loans. Home equity loan originations were $17 million during 2023.

Construction Loans

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2023, adjustable rate construction loans outstanding totaled $105 million, or 6% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $12 million, or 1% of total loans outstanding. At December 31, 2022, adjustable rate construction loans outstanding totaled $103 million, or 6% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $18 million, or 1% of total loans outstanding.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s C&I loan portfolio totaled $223 million at December 31, 2023, compared with $250 million at December 31, 2022, a 11% decrease. The decrease is due to lower funding of C&I lines of credit resulting from the heightened interest rate environment throughout 2023. C&I loans represented 13% and 15% of the Bank’s total loans at the end of 2023 and 2022, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2023, 47% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or SOFR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $1.0 million at December 31, 2023 compared with $0.6 million at December 31, 2022, representing less than 1% of the Bank’s total loans outstanding at those dates. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. This segment of the portfolio is done on an accommodation basis for customers. The Company does not actively try to grow the portfolio in a significant way. Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of loans outstanding as of December 31, 2023 and the classification of those loans according to sensitivity to changes in interest rates.

(in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total

Commercial and Industrial
Interest rates:
Fixed Rate	$886	$58,130	$58,918	$-	$117,934
Variable Rate	71,647	27,788	5,673	58	105,166
Total	$72,533	$85,918	$64,591	$58	$223,100

Commercial Real Estate *
Interest rates:
Fixed Rate	$33,028	$300,665	$456,994	$7,150	$797,837
Variable Rate	38,413	74,834	58,104	-	171,351
Total	$71,441	$375,499	$515,098	$7,150	$969,188

Residential Real Estate **
Interest rates:
Fixed Rate	$382	$7,022	$73,333	$357,869	$438,606
Variable Rate	8	14	461	7,954	8,437
Total	$390	$7,036	$73,794	$365,823	$447,043

Home Equity
Interest rates:
Fixed Rate	$16	$1,173	$13,138	$549	$14,876
Variable Rate	-	302	6,531	59,703	66,536
Total	$16	$1,475	$19,669	$60,252	$81,412

Consumer and other loans
Interest rates:
Fixed Rate	$201	$428	$299	$16	$944
Variable Rate	21	-	-	101	122
Total	$222	$428	$299	$117	$1,066

*Includes commercial real estate construction loans

**Includes residential real estate construction loans

SOURCES OF FUNDS

General

Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, borrowings from the FHLB or FRB, and issuance of securities.

Deposits

The Bank offers a variety of deposit products, including checking, savings, NOW accounts, certificates of deposit and jumbo certificates of deposit. Bank deposits are insured up to the limits provided by the FDIC.

As of December 31, 2023 the amount of total uninsured deposits, deposits that exceed the limits provided by the FDIC, was $0.5 billion.

The following schedule indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2023:

Dollar Amount
At December 31, 2023:	(in thousands)
Three months or less	$39,414
Over three through six months	10,148
Over six through twelve months	17,837
Over twelve months	7,243
Total	$74,642

Total deposits at December 31, 2023 decreased $53 million or 3% from the end of 2022. The change from the prior year reflects the movement of deposits of interest rate sensitive customers and competition within the market.

Included in the decrease were total savings of $152 million and non-interest-bearing demand deposits of $103 million. Offsetting those decreases were increases in time deposits of $131 million and NOW deposits of $71 million. Competitive deposit pricing within the current market played a role in the changes in deposit mix from prior year.

Federal Funds Purchased and Other Borrowed Funds

Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB and FRB. The Bank had $53 million outstanding on its overnight line of credit with the FHLB as of December 31, 2023, compared with $173 million the year earlier. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.

At December 31, 2023, the Bank had $6 million in FHLB long-term advances compared with $20 million at December 31, 2023. In addition to the FHLB, the Company has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At December 31, 2023, the Company had $86 million in short-term borrowings with the FRB and $ 8 million in additional availability to borrow against collateral.

Subordinated Debt

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to investors (the “Capital Securities”) and $0.3 million of common securities to the Company (the “Common Securities”). The Capital Securities represent preferred undivided interests in the assets of the Trust. The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers. In connection with the issuance and sale of the Capital Securities, the Company issued an $11.3 million floating rate junior subordinated debt security, due October 1, 2037, to the Trust. Payments from the Company under the junior subordinated debt security are the sole source of cash flow for the Trust and fund the Trust’s payments on its Capital Securities. The interest rate payable to holders of the Capital Securities was 8.29% at December 31, 2023.

On July 9, 2020, the Company issued and sold $20 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2030.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $9.5 million and $7.1 million at December 31, 2023 and 2022, respectively. Balances can vary day to day based on customer needs.

Liquidity

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of December 31, 2023, advances of up to $364 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At

December 31, 2023 the Bank had $8 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At December 31, 2023, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 17% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 62% of the investment portfolio at December 31, 2023, provide consistent cash flows for the Bank.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at December 31, 2023, the Company had net short-term liquidity of $333 million as compared with $209 million at December 31, 2022.

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

At December 31, 2023, the Company had commitments to extend credit of $431 million, compared with $387 million at December 31, 2022. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $178 million at December 31, 2023, an increase from $154 million at December 31, 2022. Equity as a percentage of assets was 8.45% and 7.07% at December 31, 2023 and 2022, respectively. Book value per share of common stock increased to $32.07 at December 31, 2023 from $28.32 at December 31, 2022. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes that have resulted in significant unrealized losses on investment securities. As of December 31, 2023 this amounted to $7.41 per share impact to book value. The increase in stockholders’ equity was primarily the result of $24.5 million of net income in 2023, a decrease in net of tax unrealized losses on available for sale investment securities of $7 million, partially offset by $7.2 million in dividends paid to common stockholders.

The aggregate dividend payment of $1.32 per share in 2023 was $0.06, or 5% higher per share than dividends paid in 2022. The Company typically pays a semi-annual dividend in April and October of each year. Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 4.19% at December 31, 2023.

Included in stockholders’ equity is accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized losses after tax were $40.7 million at December 31, 2023, compared with $47.3 million at December 31, 2022. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. In addition to changes in interest rates, included in the change was an after-tax realized loss of $3.7 million related to the sale of securities.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes. In 2023 and 2022, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2023	December 31, 2022
Changes in interest rates

+200 basis points	$(4,618)	$(2,867)
+100 basis points	219	770

-100 basis points	(168)	(962)
-200 basis points	(310)	(2,661)

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2023 and December 31, 2022, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with lower net interest income resulting from a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved

100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2023 included $390 million in undisbursed lines of credit at an average interest rate of 8.24%; $7.6 million in fixed rate loan origination commitments at 7.07%; and $4 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. Unused overdraft protection lines totaled $21 million.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$88,051	$86,618	$108,799	$130,531	$144,409	$1,163,401	$1,721,809	$1,606,666
Average interest	7.43%	6.66%	5.65%	5.31%	6.31%	5.09%	5.44%	5.44%

Investment securities	$7,105	$1,178	$4,905	$17,429	$15,514	$231,608	$277,739	$277,668
Average interest	3.06%	2.39%	2.01%	1.71%	1.86%	2.01%	2.01%	2.01%

Interest-bearing Liabilities
Interest-bearing
deposits	$1,291,140	$29,033	$5,282	$1,968	$1,100	$-	$1,328,523	$1,326,575
Average interest	2.61%	4.09%	1.99%	0.10%	3.18%	-%	2.65%	2.65%

Other borrowed funds	$145,123	$-	$-	$-	$-	$-	$145,123	$145,055
Average interest	5.32%	-%	-%	-%	-%	-%	5.32%	4.42%

Securities sold under
agreements to repurchase	$9,475	$-	$-	$-	$-	$-	$9,475	$9,475
Average interest	1.75%	-%	-%	-%	-%	-%	1.75%	1.75%

Subordinated debt	$-	$-	$-	$-	$-	$31,177	$31,177	$29,563
Average interest	-%	-%	-%	-%	-%	6.83%	6.83%	4.86%

Operating lease
obligations	$970	$828	$756	$503	$353	$1,021	$4,431	$4,063
Average interest	3.06%	2.95%	2.90%	3.01%	3.09%	3.47%	3.10%	3.10%

The amounts in the above table exclude acquisition fair value adjustments, yield adjustments on loans, and debt issuance costs.

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. On a quarterly basis, the balance sheet is shocked for immediate rate movement of 200 basis points. At December 31, 2023, the Company determined it would take an immediate movement in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

Capital Expenditures

Significant planned expenditures for 2024 include the purchase of technology to improve workflow automation and operational efficiency. The Company believes it has a sufficient capital base to support these known and potential capital expenditures, currently expected to total approximately $1.0 million, with current assets.

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

Segment Information

The Company’s operating segments have been determined based upon its internal profitability reporting. The Company’s operating segments consisted of banking activities and insurance agency activities.

The banking activities segment includes all of the activities of the Bank in its function as a full-service commercial bank. Net income from banking activities was $8.8 million in 2023 compared with $20.9 million in 2022. The decrease in net income from banking activities was primarily driven by a decrease in net interest income of $11.8 million and a loss on sale of securities of $5.0 million, partially offset by lower income tax expense of $3.8 million. Net interest income decreased from $73.0 million in 2022 to $61.2 million in 2023. Non-interest expense increased $0.5 million to $52.6 million in 2023. Total assets of the banking activities segment were $2.1 billion at December 31, 2023, an decrease of $54 million or 2.5% from December 31, 2022.

On November 30, 2023 the Company sold the assets of TEA and ceased insurance activities for the Company. This Annual Report on Form 10-K includes the Company’s insurance agency activities for the first eleven months of 2023. For more information on the sale of TEA see Note 2 of Item 8 on this Annual Report on Form 10-K.

The insurance activities segment includes activities of TEA. TEA was a property and casualty insurance agency with locations in the Western New York area. Net income from insurance activities was $15.7 million in 2023, an increase from $1.5 million in 2022. Included in 2023 net income was the pretax gain on sale of TEA of $20.2 million and associated income tax expense of $6.6 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Evans Bancorp, Inc.

Williamsville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASC 326.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Impairment

As discussed above, on January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which resulted in an increase in the allowance for credit losses (ACL) of $2.7 million and reduced retained earnings, net of deferred tax, by $2.0 million through a cumulative-effect adjustment. As more fully described in Notes 1 and 4 to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. At December 31, 2023, the Company’s loan portfolio totaled $1.7 billion and the associated ACL was $22.1 million.

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

For pooled loan portfolio segments, which are collectively evaluated for impairment, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses over the expected life of the loan. The methodology incorporates a probability of default and loss given default framework. Loss given default is estimated based on historical credit loss experience. Probability of default is estimated utilizing a regression model that incorporates economic factors. The model utilizes forecasted econometric factors with a one-year reasonable and supportable forecast period and one-year straight-line reversion period in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, prepayment speeds and the remaining life of the loan to estimate a reserve for each loan.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management’s evaluation of various conditions. Management’s evaluation of these factors includes a weighted rate and risk range category assigned to each factor. The weighted rates and risk range categories vary between loan segments.

We identified auditing the ACL on loans collectively evaluated for impairment as a critical audit matter because the methodology to determine the estimate for credit losses significantly changed upon adoption of ASC 326, including the application of new accounting policies, the use of subjective judgments for both the quantitative and qualitative calculations and overall changes made to the loss estimation models. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the evaluation of the ACL on loans collectively evaluated for impairment, including controls addressing:

oThe selection and application of new accounting policies.

oData inputs, judgments and calculations used to determine the qualitative loss factors.

oInformation technology general controls and application controls.

oProblem loan identification and delinquency monitoring.

oManagement’s evaluation of qualitative loss factors.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:

oEvaluating the appropriateness of the Company’s accounting policies, judgments and elections involved in the adoption of ASC 326.

oTesting the mathematical accuracy of the ACL calculation.

oUtilizing internal specialists to perform procedures to assist in evaluating the relevance of macroeconomic loss drivers.

oTesting the relevance and reliability of the data used in the qualitative allocation.

oEvaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

Grand Rapids, Michigan

March 4, 2024

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND DECEMBER 31, 2022
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$19,669	$16,796
Interest-bearing deposits at banks	3,798	6,258
Securities:
Available for sale, at fair value (amortized cost: $330,725 at December 31, 2023;	275,680	364,326
$428,216 at December 31, 2022)
Held to maturity, at amortized cost (fair value: $1,988 at December 31, 2023;	2,059	6,949
$6,809 at December 31, 2022)
Federal Home Loan Bank common stock, at cost	4,914	10,437
Federal Reserve Bank common stock, at cost	3,097	3,074
Loans, net of allowance for credit losses of $22,114 at December 31, 2023
and $19,438 at December 31, 2022	1,698,832	1,652,931
Properties and equipment, net of accumulated depreciation of $12,538 at December 31, 2023
and $11,596 at December 31, 2022	15,397	16,999
Goodwill	1,768	12,702
Intangible assets	94	1,227
Bank-owned life insurance	42,758	41,826
Operating lease right-of-use asset	3,781	4,392
Other assets	36,816	40,593

TOTAL ASSETS	$2,108,663	$2,178,510

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$390,238	$493,710
NOW	345,279	273,359
Savings	649,621	801,943
Time	333,623	202,667
Total deposits	1,718,761	1,771,679

Securities sold under agreement to repurchase	9,475	7,147
Other borrowings	145,123	193,001
Operating lease liability	4,063	4,723
Other liabilities	21,845	16,892
Subordinated debt	31,177	31,075
Total liabilities	1,930,444	2,024,517

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 5,601,308 and 5,544,339 shares issued at December 31, 2023 and December 31, 2022, respectively, and 5,499,772 and 5,437,048 outstanding at December 31, 2023
and December 31, 2022, respectively	2,803	2,775
Capital surplus	82,712	81,031
Treasury stock, at cost, 101,536 and 107,291 shares at December 31, 2023 and
December 31, 2022, respectively	(3,656)	(3,891)
Retained earnings	138,631	123,356
Accumulated other comprehensive loss, net of tax	(42,271)	(49,278)
Total stockholders' equity	178,219	153,993

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,108,663	$2,178,510

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(in thousands, except share and per share amounts)

	2023	2022	2021
INTEREST INCOME
Loans	$87,448	$70,562	$72,955
Interest bearing deposits at banks	403	596	187
Securities:
Taxable	8,755	8,037	4,224
Non-taxable	244	287	214
Total interest income	96,850	79,482	77,580
INTEREST EXPENSE
Deposits	26,478	3,589	2,864
Other borrowings	6,978	1,147	315
Subordinated debt	2,186	1,791	1,616
Total interest expense	35,642	6,527	4,795
NET INTEREST INCOME	61,208	72,955	72,785
PROVISION (CREDIT) FOR LOAN LOSSES	18	2,739	(1,513)
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	61,190	70,216	74,298
NON-INTEREST INCOME
Deposit service charges	2,593	2,861	2,531
Insurance service and fees	10,261	10,453	10,457
Gain on loans sold	179	95	11
Bank-owned life insurance	932	707	853
Loss on tax credit investments	-	-	(30)
Refundable state historic tax credit	-	-	21
Loss on sale of securities	(5,044)	-	-
Interchange fee income	2,047	2,071	2,116
Gain on sale of insurance agency	20,160	-	-
Other	1,794	3,084	2,888
Total non-interest income	32,922	19,271	18,847
NON-INTEREST EXPENSE
Salaries and employee benefits	37,047	38,854	38,612
Occupancy	4,506	4,619	4,698
Advertising and public relations	1,207	1,159	1,427
Professional services	3,563	3,425	3,587
Technology and communications	5,959	5,187	5,376
Amortization of intangibles	367	400	537
FDIC insurance	1,400	1,025	1,133
Other	5,333	5,266	5,849
Total non-interest expense	59,382	59,935	61,219
INCOME BEFORE INCOME TAXES	34,730	29,552	31,926

INCOME TAX PROVISION	10,206	7,163	7,883

NET INCOME	$24,524	$22,389	$24,043

Net income per common share-basic	$4.49	$4.07	$4.41
Net income per common share-diluted	$4.48	$4.04	$4.37
Weighted average number of common shares outstanding	5,456,250	5,495,044	5,447,057
Weighted average number of diluted shares outstanding	5,471,033	5,536,375	5,501,511

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(in thousands)
	2023	2022	2021

NET INCOME	$24,524	$22,389	$24,043

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	10,340	(44,188)	(5,557)
Reclassification of loss on sale of securities	(3,733)	-	-
Total	6,607	(44,188)	(5,557)

Defined benefit pension plans:
Amortization of prior service cost	-	22	23
Amortization of actuarial loss	80	200	280
Actuarial gains	320	359	302
Total	400	581	605

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7,007	(43,607)	(4,952)

COMPREHENSIVE INCOME (LOSS)	$31,531	$(21,218)	$19,091

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2020	$2,708	$76,394	$90,522	$(719)	$-	$168,905
Net Income			24,043			24,043
Other comprehensive income				(4,952)		(4,952)
Cash dividends ($1.20 per common share)			(6,541)			(6,541)
Stock compensation expense		947				947
Issued 18,181 restricted shares, net of forfeitures	9	(9)				-
Issued 8,293 shares under Dividend Reinvestment Plan	4	290				294
Issued 12,166 shares in Employee Stock Purchase Plan	6	393				399
Issued 19,715 shares in stock option exercises	10	187				197
Issued 13,017 shares for earnout	7	593				600
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			22,389			22,389
Other comprehensive income				(43,607)		(43,607)
Cash dividends ($1.26 per common share)			(6,942)			(6,942)
Stock compensation expense		1,206				1,206
Repurchased 112,068 shares of Common Stock					(4,140)	(4,140)
Issued 18,844 restricted shares	9	(9)				-
Reissued 7,244 restricted shares in stock option exercises		10	(115)		249	144
Forfeitures 2,467 shares of restricted stock						-
Issued 7,738 shares under Dividend Reinvestment Plan	4	291				295
Issued 12,731 shares in Employee Stock Purchase Plan	7	377				384
Issued 22,270 shares in stock option exercises	11	361			-	372
Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993

Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	$2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			24,524			24,524
Other comprehensive income				7,007		7,007
Cash dividends ($1.32 per common share)			(7,223)			(7,223)
Stock compensation expense		1,138				1,138
Reissued 6,228 restricted shares		(235)			235	-
Issued 17,500 restricted shares, net of forfeitures	8	(8)				-
Issued 15,344 shares in stock option exercises, net	7	180				187
Issued 9,746 shares under Dividend Reinvestment Plan	5	293				298
Issued 13,906 shares in Employee Stock Purchase Plan	8	313				321
Balance, December 31, 2023	$2,803	$82,712	$138,631	$(42,271)	$(3,656)	$178,219

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(in thousands)
	2023	2022	2021

OPERATING ACTIVITIES:
Interest received	$95,988	$76,390	$71,457
Fees received	17,741	17,958	19,197
Interest paid	(34,465)	(6,513)	(5,997)
Cash paid to employees and vendors	(55,066)	(58,294)	(58,267)
Income tax paid	(8,681)	(3,327)	(5,790)
Proceeds from sale of loans held for resale	8,447	4,897	949
Originations of loans held for resale	(8,265)	(4,704)	(1,037)

Net cash provided by operating activities	15,699	26,407	20,512

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	-	(144,413)	(189,838)
Proceeds from sales	72,827	-	-
Proceeds from maturities, calls, and payments	25,358	19,066	37,928
Held to maturity securities:
Purchases	(1,344)	(6,651)	(3,845)
Proceeds from maturities, calls, and payments	6,225	2,867	4,884
Cash paid for bank owned life insurance	-	(6,830)	-
Proceeds from bank-owned life insurance claims	-	378	-
Additions to properties and equipment	(517)	(1,008)	(1,033)
Proceeds from sales of assets	370	-	581
Proceeds (purchase) of tax credit investment	88	191	(1,913)
Sale of other real estate	-	1,380	129
Net cash used in acquisitions	-	-	(900)
Net cash from sale of subsidiary	34,249	-	-
Net (increase) decrease in loans	(47,889)	(101,555)	131,387

Net cash provided by (used in) investing activities	89,367	(236,575)	(22,620)

FINANCING ACTIVITIES:
(Repayments of) proceeds of short-term borrowings, net	(31,872)	176,236	(675)
(Repayments of) proceeds from long-term borrowings	(13,470)	(12,598)	(10,454)
Net (decrease) increase in deposits	(52,895)	(165,314)	166,069
Dividends paid	(7,223)	(6,942)	(6,541)
Repurchase of treasury stock	-	(4,140)	-
Issuance of common stock	743	1,051	890
Reissuance of treasury stock	64	144	-

Net cash (used in) provided by financing activities	(104,653)	(11,563)	149,289

Net increase (decrease) in cash and equivalents	413	(221,731)	147,181

CASH AND CASH EQUIVALENTS:
Beginning of year	23,054	244,785	97,604

End of year	$23,467	$23,054	$244,785

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(in thousands)
	2023	2022	2021

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$24,524	$22,389	$24,043

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,559	1,647	1,260
Deferred tax (benefit) expense	(900)	251	1,520
Provision (credit) for credit losses	18	2,739	(1,513)
Loss on tax credit investment	-	-	30
Changes in refundable state historic tax credits	-	-	(21)
Net loss (gain) on sales of assets and other real estate owned	31	(196)	135
Loss on sales of securities	5,044	-	-
Gain on sale of subsidiary	(20,160)	-	-
Gain on loans sold	(179)	(95)	(11)
Stock compensation expense	980	1,206	947
Proceeds from sale of loans held for resale	8,447	4,897	949
Originations of loans held for resale	(8,265)	(4,704)	(1,037)
Changes in assets and liabilities affecting cash flow:
Other assets	73	2,914	(8,679)
Other liabilities	4,527	(4,641)	2,889

NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,699	$26,407	$20,512

See Notes to Consolidated Financial Statements

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

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

On November 30, 2023 the Company sold substantially all of the assets of TEA to Gallagher and ceased its insurance business for the Company. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for further information on the sale of TEA.

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

In instances where fair value of an available-for-sale debt security is less than its amortized cost basis and the Company does not intend to sell the available-for-sale debt security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the difference between the fair value and the amortized cost basis is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount related to the credit loss is recognized as an allowance for credit losses while the amount related to other factors is recognized in other comprehensive income, net of applicable income taxes. If the Company intends to sell the security or it is more likely than not to be required to sell the security before recovery of the amortized cost basis, the security is written down to fair value with the entire amount recognized in earnings. Subsequently, the Company accounts for the debt security as if the security had been purchased on the measurement date of the write down at an amortized cost basis equal to the previous amortized cost basis less the amount of the write down recognized in earnings.

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

Loans placed on non-accrual status are individually assessed for impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to special mention or substandard depending on the amount of the loan, the type of loan and the type of collateral. All impaired nonaccrual loans are either graded special mention or substandard on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and impaired for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.

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

Allowance for Credit Losses

The provision for credit losses represents the amount charged against the Bank’s earnings to maintain an allowance level deemed necessary based on management’s evaluation of expected credit losses at the balance sheet date. In estimating expected losses in the loan portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period.

On a quarterly basis, management of the Bank meets to review and determine the adequacy of the allowance for credit losses. In making this determination, the Bank’s management analyzes the ultimate collectability of the loans in its portfolio by incorporating feedback provided by the Bank’s internal loan staff, an independent internal loan review function and information provided by examinations performed by regulatory agencies.

The analysis of the allowance for credit losses is composed of two components: individually analyzed loans and pooled loan portfolio allocation. The individually analyzed loans includes a detailed review of each impaired loan and an allocation is made based on this analysis. Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower. For pooled portfolio loans that share similar risk characteristics, the Bank utilizes statistically developed models to estimate amounts and timing of expected future cash flows, correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product, as well as other factors used to determine the borrowers’ abilities to repay obligations.

For both the criticized and non-criticized loans in the pooled loan portfolio allocation, additional qualitative factors are applied. The qualitative factors applied to the pooled loan portfolio allocation reflect management’s evaluation of various conditions. The conditions evaluated include the following: levels and trends in delinquencies, non-accruals, and criticized loans; trends in volume and terms of loans; effects of any changes in lending policies and credit quality underwriting standards; experience, ability, and depth of management; national and economic trends and conditions; changes in the quality of the loan review system; concentrations of credit risk; changes in collateral value; and large loan risk.

The total possible qualitative allocation is the difference between the maximum loss rate and the quantitative model loss rate. Management uses the same model to calculate the maximum loss rates and expected loss rates for each segment by stressing the model to worse-case economic environment scenarios. The economic forecasts in the maximum loss rate calculation reflect the worst economic environment observed for each economic factor. In addition, prepayment and curtailment rate speeds are adjusted to the 10th percentile, slowest observation. The resulting maximum loss rate calculation represents a lifetime reserve and is inputted into the qualitative framework within the current calculation. The difference between the quantitative model and the maximum model results are then allocated based on weight and risk assignments.

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

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and are not included in calculating diluted earnings per share. There were 82,979, 55,555 and 57,322 anti-dilutive shares in 2023, 2022 and 2021, respectively.

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

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party. The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement. There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2023 and 2022, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. Effective January 1, 2023 the Company adopted ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments and ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage

Disclosures. Excluding those ASUs, the Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2023, to the extent management believes their adoption will have not have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company’s Chief Operating Decision Maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

2.DIVESTITURE

On November 30, 2023, the Company completed the sale of significantly all of the assets of TEA to Arthur J. Gallagher & Co. and Arthur J. Gallagher Risk Management Services, LLC and ceased insurance related activities for the Company. Pursuant to the terms and conditions of the purchase agreement, as amended, at the closing of the transaction, Gallagher distributed $37.6 million in cash to TEA, of which $2.0 million was placed in a third party escrow account as security for the indemnification obligations of the Company and TEA relating to the representations and warranties included in the purchase agreement, and retained an additional $2.4 million to be payable to TEA at the end of a two year period based on the performance of certain customer accounts.

The purchase agreement contains customary representations and warranties regarding the parties. The purchase agreement provides that, for a period of five years following the closing of the transaction, the Company and its subsidiaries will not, subject to certain limited exceptions, engage in a business that is competitive with Gallagher’s business.

TEA recorded insurance revenue of $9.7 million in 2023, $9.8 million in 2022, and $9.9 million in 2021. Total net income for 2023, 2022, and 2021 was $15.7 million, $1.5 million, and $1.3 million, respectively. TEA’s 2023 net income included a pretax gain of $20.2 million and income tax expense of $6.6 million related to the sale. Details of the pretax gain on the sale is summarized below:

(in thousands)
Gross purchase price pursuant to Asset Purchase Agreement	$40,000
Transaction costs	(3,775)
Working capital adjustment settled at closing	(60)
Contingent Consideration	(2,377)
Contractual adjustment of other assets & liabilities	(1,929)
Write-off of goodwill & intangibles	(11,699)
Gain on sale of insurance agency	$20,160

Prior to the sale of TEA, management evaluated the accounting treatment of the potential sale as it relates to held-for-sale and any succeeding discontinued operations financial impact. Based on management’s review of ASC 205-20-45-1E it was determined not to have met all necessary criteria to be considered discontinued operations.

3.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$114,152	$-	$(17,912)	$96,240
States and political subdivisions	6,258	2	(231)	6,029
Total debt securities	$120,410	$2	$(18,143)	$102,269

Mortgage-backed securities:
FNMA	$66,262	$2	$(11,294)	$54,970
FHLMC	36,743	-	(5,569)	31,174
GNMA	38,793	-	(7,683)	31,110
SBA	20,776	-	(2,291)	18,485
CMO	47,741	-	(10,069)	37,672
Total mortgage-backed securities	$210,315	$2	$(36,906)	$173,411

Total securities designated as available for sale	$330,725	$4	$(55,049)	$275,680

Held to Maturity:
Debt securities
States and political subdivisions	$2,059	$1	$(72)	$1,988

Total securities designated as held to maturity	$2,059	$1	$(72)	$1,988

	2022
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$165,495	$1	$(24,814)	$140,682
States and political subdivisions	23,480	4	(1,662)	21,822
Total debt securities	$188,975	$5	$(26,476)	$162,504

Mortgage-backed securities:
FNMA	$75,921	$-	$(12,819)	$63,102
FHLMC	46,922	-	(6,695)	40,227
GNMA	40,039	-	(6,580)	33,459
SBA	22,556	-	(2,419)	20,137
CMO	53,803	-	(8,906)	44,897
Total mortgage-backed securities	$239,241	$-	$(37,419)	$201,822

Total securities designated as available for sale	$428,216	$5	$(63,895)	$364,326

Held to Maturity:
Debt securities
States and political subdivisions	$6,949	$-	$(140)	$6,809

Total securities designated as held to maturity	$6,949	$-	$(140)	$6,809

Available for sale securities with a total fair value of $172 million and $226 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2023 and 2022, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2023 is summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	December 31, 2023
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$5,750	$5,711
Due after one year through five years	42,031	38,663
Due after five years through ten years	48,633	40,830
Due after ten years	23,996	17,065
	120,410	102,269

Mortgage-backed securities
available for sale	210,315	173,411

Total	$330,725	$275,680

Debt securities held to maturity:

Due in one year or less	$1,394	$1,394
Due after one year through five years	295	278
Due after five years through ten years	370	316
Due after ten years	-	-
Total	$2,059	$1,988

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

The Company realized gross losses on sales of securities of $5.0 million, in 2023. The proceeds from the sale was $73 million. There were no realized gains in 2023. There were no realized gains or losses from sales of securities in 2022 or 2021.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2023 and 2022 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are considered temporary and related to market interest rate fluctuations.

	2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	-	$95,240	(17,912)	$95,240	$(17,912)
States and political subdivisions	878	(2)	4,194	(229)	5,072	(231)
Total debt securities	$878	$(2)	$99,434	$(18,141)	$100,312	$(18,143)

Mortgage-backed securities:
FNMA	$-	-	$54,831	(11,294)	$54,831	$(11,294)
FHLMC	-	-	31,174	(5,569)	31,174	(5,569)
GNMA	-	-	31,110	(7,683)	31,110	(7,683)
SBA	-	-	18,485	(2,291)	18,485	(2,291)
CMO	-	-	37,674	(10,069)	37,674	(10,069)
Total mortgage-backed securities	$-	$-	$173,274	$(36,906)	$173,274	$(36,906)

Held to Maturity:
Debt securities:
States and political subdivisions	$444	$(1)	$643	$(71)	$1,087	$(72)

Total temporarily impaired
securities	$1,322	$(3)	$273,351	$(55,118)	$274,673	$(55,121)

	2022

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$68,292	$(5,929)	$71,389	$(18,885)	$139,681	$(24,814)
States and political subdivisions	19,540	(1,645)	418	(17)	19,958	(1,662)
Total debt securities	$87,832	$(7,574)	$71,807	$(18,902)	$159,639	$(26,476)

Mortgage-backed securities:
FNMA	$23,242	$(3,081)	$39,860	$(9,738)	$63,102	$(12,819)
FHLMC	11,927	(790)	28,300	(5,905)	40,227	(6,695)
GNMA	10,763	(1,298)	22,696	(5,282)	33,459	(6,580)
SBA	16,996	(1,971)	3,141	(448)	20,137	(2,419)
CMO	11,288	(673)	33,609	(8,233)	44,897	(8,906)
Total mortgage-backed securities	$74,216	$(7,813)	$127,606	$(29,606)	$201,822	$(37,419)

Held to Maturity:
Debt securities:
States and political subdivisions	$6,627	$(118)	$182	$(22)	$6,809	$(140)

Total temporarily impaired
securities	$168,675	$(15,505)	$199,595	$(48,530)	$368,270	$(64,035)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2023 and determined that it expected to recover the amortized cost basis of its securities. As of December 31, 2023, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. As a result, the Company does not hold allowance for credit losses relating to securities. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

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

4.LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Major categories of loans at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$443,788	$440,123
Commercial and multi-family	854,565	778,714
Construction-Residential	3,255	3,626
Construction-Commercial	114,623	117,403
Home equities	81,412	82,414
Total real estate loans	1,497,643	1,422,280

Commercial and industrial loans	223,100	250,069
Consumer and other loans	1,066	572
Unaccreted yield adjustments*	(863)	(552)
Total gross loans	1,720,946	1,672,369

Allowance for credit losses	(22,114)	(19,438)

Loans, net	$1,698,832	$1,652,931

*Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

The outstanding principal balance and the carrying amount of acquired credit-impaired loans totaled $0.8 million and $0.7 million at December 31, 2023 and December 31, 2022, respectively. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at December 31, 2023 or 2022.

There were $566 million and $495 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2023 and 2022, respectively.

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

The Company, in its normal course of business, sells certain residential mortgages which it originates and sells to FNMA and FHLB while maintaining the servicing rights for those mortgages. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2023 and 2022, the Company’s loan servicing portfolio principal balances was $113 million and $116 million, respectively, upon which it earned servicing fees. For the years ended December 31, 2023 and 2022, the Company sold $8.3 million and $4.5 million, respectively, in loans to FNMA and FHLB and realized gains on those sales of $0.2 million and $0.1 million, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. No loans were sold to FHLMC by the Company during the years 2023 and 2022.

The Company had a related asset carried at fair value of approximately $1.1 million for the servicing portfolio rights at December 31, 2023 and 2022. There were no residential mortgages held for sale at December 31, 2023 and December 31, 2022.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a higher risk of loss. These loans included overdrawn deposit accounts classified as loans of $0.1 million at December 31, 2023 and 2022.

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

The following tables summarize the amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$24,338	$42,967	$21,614	$12,174	$5,686	$6,539	$86,459	$199,777
Special Mention	10	1,955	2,739	510	268	1,867	11,705	19,054
Substandard	-	2	3	460	-	838	2,955	4,258
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$24,348	$44,924	$24,356	$13,144	$5,954	$9,244	$101,119	$223,089

Current period gross writeoffs	$-	$-	$-	$-	$4	$3	$-	$7

Commercial real estate mortgages
Risk rating
Pass	$132,525	$194,197	$169,943	$95,264	$66,243	$263,628	$-	$921,800
Special Mention	-	6,634	397	861	9,988	8,094	-	25,974
Substandard	-	-	11,737	-	6,733	3,617	-	22,087
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$132,525	$200,831	$182,077	$96,125	$82,964	$275,339	$-	$969,861

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$597	$176	$27	$12	$13	$20	$144	$989
Nonperforming	-	-	-	-	-	-	-	-
Total	$597	$176	$27	$12	$13	$20	$144	$989

Current period gross writeoffs	$145	$18	$1	$-	$-	$1	$-	$165

Residential mortgages
Payment performance
Performing	$37,536	$72,624	$100,308	$69,454	$17,829	$144,499	$-	$442,250
Nonperforming	156	270	576	351	204	3,044	-	4,601
Total	$37,692	$72,894	$100,884	$69,805	$18,033	$147,543	$-	$446,851

Current period gross writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$7,833	$2,768	$590	$588	$571	$2,126	$65,165	$79,641
Nonperforming	-	-	-	-	-	1	514	515
Total	$7,833	$2,768	$590	$588	$571	$2,127	$65,679	$80,156

Current period gross writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

The amortized cost of criticized assets of $72 million included $19 million of loans in the Company’s hotel loan portfolio at December 31, 2023. At December 31, 2022 the amortized cost of criticized assets was $93 million including $29 million of loans in the Company’s hotel loan portfolio. The following table provides data as of December 31, 2022, at the class level, of credit quality of certain loans, to be comparative to prior year’s disclosures on the Company’s Annual Report on Form 10K.

2022
(in thousands)
Corporate Credit Exposure – By Credit Rating	Commercial Real Estate Construction	Commercial and Multi-Family Mortgages	Total Commercial Real Estate	Commercial and Industrial
Acceptable or better	$77,378	$567,112	$644,490	$177,278
Watch	22,639	168,626	191,265	40,603
Special Mention	4,979	17,965	22,944	25,316
Substandard	12,407	25,011	37,418	6,872
Doubtful/Loss	-	-	-	-
Total	$117,403	$778,714	$896,117	$250,069

The following tables provide an analysis of the age of the amortized cost of loans that are past due and nonaccrual as of the dates indicated:

2023
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,602	$518	$130	$-	$1,839	$223,089
Residential real estate:
Residential	437,471	1,173	341	-	4,602	443,587
Construction	3,264	-	-	-	-	3,264
Commercial real estate:
Commercial	831,375	4,360	-	134	19,000	854,869
Construction	110,727	2,326	671	-	1,268	114,992
Home equities	77,080	1,906	655	-	515	80,156
Consumer and other	959	27	3	-	-	989
Total Loans	$1,681,478	$10,310	$1,800	$134	$27,224	$1,720,946

2022
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$246,412	$235	$684	$139	$2,625	$250,095
Residential real estate:
Residential	434,393	1,105	-	472	3,738	439,708
Construction	3,502	-	-	-	-	502
Commercial real estate:					-
Commercial	771,871	1,083	-	75	6,648	779,677
Construction	107,369	-	-	1,648	8,765	117,782
Home equities	79,320	759	206	100	563	80,948
Consumer and other	652	3	1	1	-	657
Total Loans	$1,643,519	$3,185	$891	$2,435	$22,339	$1,672,369

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

The following tables present the activity in the allowance for credit losses according to portfolio segment for the periods ended December 31, 2023 and 2022.

2023

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	(7)	-	(165)	(1)	(25)	(198)
Recoveries	83	-	26	7	5	121
Provision (Credit)	(139)	(192)	141	157	51	18
Ending balance	$5,241	$12,548	$8	$3,883	$434	$22,114

Allowance for credit
losses:
Ending balance:
Individually evaluated
for impairment	36	719	-	-	-	755
Collectively evaluated
for impairment	5,205	11,829	8	3,883	434	21,359
Total	$5,241	$12,548	$8	$3,883	$434	$22,114

Loans:
Ending balance:
Individually evaluated
for impairment	1,869	23,044	-	5,146	761	30,820
Collectively evaluated
for impairment	221,231	946,144	1,066	441,897	80,651	1,690,989
Total	$223,100	$969,188	$1,066	$447,043	$81,412	$1,721,809

2022

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(1,546)	-	(170)	(125)	(30)	(1,871)
Recoveries	114	-	18	-	-	132
Provision (Credit)	3,103	(772)	251	100	57	2,739
Ending balance	$4,980	$11,595	$153	$2,102	$608	$19,438

Allowance for credit
losses:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$-	$-	$-
Individually evaluated
for impairment	$-	251	-	28	77	356
Collectively evaluated
for impairment	4,980	11,344	153	2,074	531	19,082
Total	$4,980	$11,595	$153	$2,102	$608	$19,438

Loans:
Ending balance:
Loans acquired with
deteriorated credit quality	$-	$-	$-	$687	$-	$687
Individually evaluated
for impairment	$2,697	18,144	-	4,020	949	25,810
Collectively evaluated
for impairment	247,372	877,973	572	439,042	81,465	1,646,424
Total	$250,069	$896,117	$572	$443,749	$82,414	$1,672,921

* includes construction loans

The Company’s reserve for off-balance sheet credit exposures was not material at December 31, 2023 and upon adoption of ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

					Year Ended
	December 31, 2023			January 1, 2023	December 31, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$73	$1,766	$1,839	$2,625	$17
Residential real estate:
Residential	-	4,602	4,602	3,738	49
Construction	-	-	-	-	-
Commercial real estate:
Commercial	6,568	12,432	19,000	6,648	219
Construction	1,268	-	1,268	8,765	-
Home equities	-	515	515	563	11
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$7,909	$19,315	$27,224	$22,339	$296

					Year Ended
	December 31, 2022			January 1, 2022	December 31, 2022
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
	(in thousands)
Commercial and industrial	$-	$2,625	$2,625	$4,919	$82
Residential real estate:
Residential	57	3,681	3,738	3,020	57
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	6,648	6,648	5,758	288
Construction	1,340	7,425	8,765	2,942	282
Home equities	134	429	563	755	26
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$1,531	$20,808	$22,339	$17,394	$735

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

	(in thousands)	Term Extension	Total Class of Receivable
Commercial and industrial		$451	0.20%
Residential real estate:
Residential		686	0.15
Construction		-	-
Commercial real estate:
Commercial		6,817	0.70
Construction		-	-
Home equities		-	-
Consumer and other		-	-	-
Total nonaccrual loans		$7,954	0.46%

The financial impacts of the commercial and industrial modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023 was a maturity extension of six months. Residential mortgage loan modifications made to borrowers experiencing financial difficulty during that same period were maturity extensions ranging from six months to 164 months. Commercial real estate loan modifications made to borrowers experiencing financial difficulty, included in the table above, were maturity extensions ranging from six months and seven months. In addition, a payment modification was made to a commercial real estate borrower experiencing financial difficulty to restructure the payment schedule without extending the term of the loan. The amortized cost of this loan, not included in the table above, was $5.2 million at December 31, 2023.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of December 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

Troubled debt restructurings

Information on loan modifications prior to the adoption of ASU 2022-02 on January 1, 2023 is presented in accordance with the applicable accounting standards in effect at that time. During the twelve months ended December 31, 2022, the Company modified two loans that were determined to be troubled debt restructurings, a home equity loan with an outstanding balance of $38 thousand that included extension of maturity and interest rate reduction concessions and a commercial and industrial loan with an outstanding balance of $461 thousand that included an extension of maturity.

5.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2023	2022
	(in thousands)
Land	$845	$845
Buildings and improvements	17,813	18,815
Furniture, fixtures, and equipment	9,277	8,935
	27,935	28,595
Less accumulated depreciation	(12,538)	(11,596)
Properties and equipment, net	$15,397	$16,999

Depreciation expense totaled $1.7 million in 2023, $1.7 million in 2022, and $1.8 million in 2021.

6.LEASES

The Company’s leases, consisting of property leases for certain bank branches, are classified as operating leases. Operating lease Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets were $3.8 million and $4.4 million as of December 31, 2023 and 2022, respectively. Lease liabilities were $4.1 million and $4.7 million as of December 31, 2023 and 2022, respectively. As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term. Operating lease expenses were $1.1 million during each of the years ended December 31, 2023, 2022 and 2021, and are included in occupancy expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities were $1.1 million and $1.0 million during the years ended December 31, 2023 and 2022, respectively, and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases were 2.8%, and 3.0% as of December 31, 2023 and December 31, 2022, respectively.  The weighted average remaining lease term related to the Company’s leases was 6.0 years and 6.7 years as of December 31, 2023 and 2022, respectively.  Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

Year Ending December 31,
(in thousands)
2024	$970
2025	828
2026	756
2027	503
2028	353
Thereafter	1,021
Total future minimum lease payments	4,431
Less imputed interest	368
Total	$4,063

ROU assets obtained in exchange for lease obligations were $0.4 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

7.GOODWILL AND INTANGIBLE ASSETS

Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill. The Company had $1.8 million in goodwill at December 31, 2023, compared with $12.7 million in goodwill at December 31, 2022.

On November 30, 2023 the Company wrote-off $10.9 million of goodwill and $0.8 million of intangible assets in connection with the sale of TEA. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the sale of TEA.

Goodwill of $1.8 million at December 31, 2023 relates to the banking activities segment of the Company. There were no additions to goodwill during 2023 or 2022.

Goodwill is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company measures the fair value of its reporting units annually, as of December 31. There was no impairment of goodwill recognized during 2023 or 2022.

There were no additions to intangible assets during 2023 or 2022. The gross carrying amount and accumulated amortization of other intangible assets at December 31, 2023 and December 31, 2022 were as follows:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized intangible asset:
Other insurance intangibles	$-	-	$3,325	(2,210)
Core deposit intangibles	166	(72)	166	(54)
Total	$166	(72)	$3,491	(2,264)

Core deposit intangibles have an estimated weighted average remaining life of 6.3 years. Amortization expense related to intangibles for the years ended December 31, 2023, 2022, and 2021 were $0.4 million, $0.4 million, and $0.5 million, respectively. Amortization expense of $0.3 million recorded during 2023 included amortization of other insurance intangibles through November 30, 2023. There was no impairment of intangible assets recognized during 2023 or 2022.

Estimated amortization expense for core deposit intangibles for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2024	$17
2025	16
2026	15
2027	15
2028	14
Thereafter	17
$94

8.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $74.6 million and $40.7 million at December 31, 2023 and 2022, respectively. Brokered time deposits totaled $6.5 million at December 31, 2022. There were no brokered time deposits at December 31, 2023.

At December 31, 2023, the scheduled maturities of all time deposits were as follows:

(in thousands)
2024	$296,198
2025	29,033
2026	5,282
2027	1,968
2028	1,142
$333,623

9.BORROWED FUNDS AND SUBORDINATED DEBT

Other borrowings at December 31, 2023 consisted of FRB short-term borrowings of $86 million, FHLB overnight line of credit advance of $53 million, and various FHLB advances of $6 million with fixed interest rate terms ranging from 2.28% to 3.34%.

The maturities and weighted average rates of other borrowed funds, excluding purchased discounts of less than $0.1 million, at December 31, 2023 are as follows:

	Maturities	Weighted Average Rate
	(in thousands)
2024	$145,077	5.32%

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks. Given the current collateral available, additional advances of up to $364 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. There were $566 million and $495 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2023 and 2022, respectively.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $4.9 million and $10.4 million as of December 31, 2023 and December 31, 2022, respectively.

The Bank has the ability to borrow from the Federal Reserve and participates in the Bank Term Funding Program. At December 31, 2023 the Bank had $86 million in short-term borrowings with the FRB and $3.1 million in additional availability to borrow against collateral. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.

The amounts and interest rates of other borrowed funds, excluding purchased discounts of less than $0.1 million, $0.3 million and $0.7 million at December 31, 2023, 2022 and 2021, respectively, were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	FRB Borrowings	Total Other Borrowings
	(in thousands)
At December 31, 2023
Amount outstanding	$53,000	$6,077	$86,000	$145,077
Weighted-average interest rate	5.64%	3.11%	5.28%	5.32%

For the year ended December 31, 2023
Highest amount at a month end	$168,000	$19,346	$126,000
Daily average amount outstanding	$62,217	$8,853	$74,182	$145,252
Weighted-average interest rate	5.33%	3.00%	4.61%	4.82%

At December 31, 2022
Amount outstanding	$173,200	$19,547	$-	$192,747
Weighted-average interest rate	4.61%	2.77%	-%	4.42%

For the year ended December 31, 2022
Highest amount at a month end	$173,200	$31,756	$-
Daily average amount outstanding	$24,519	$23,721	$-	$48,240
Weighted-average interest rate	3.96%	2.72%	-%	3.35%

At December 31, 2021
Amount outstanding	$-	$32,145	$-	$32,145
Weighted-average interest rate	-%	2.64%	-%	2.64%

For the year ended December 31, 2021
Highest amount at a month end	$-	$42,434	$-
Daily average amount outstanding	$-	$38,378	$24	$38,403
Weighted-average interest rate	-%	2.55%	0.35%	2.55%

Subordinated debt comprised $20.0 million of subordinated notes and $11.3 million of trust preferred capital securities at December 31, 2023 and 2022.

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

The Capital Securities have a distribution rate of three-month LIBOR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23. The distribution rate was 8.24% at December 31, 2023.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million in aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 8.24% at December 31, 2023.

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

10.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day. No physical movement of the securities is involved. The Bank had $9.5 million and $7.1 million in securities sold under agreement to repurchase at December 31, 2023 and December 31, 2022, respectively.

11.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2022	Net Change	Balance at December 31, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$6,607	$(40,741)
Net defined benefit pension plan adjustments	(1,930)	400	(1,530)
Total	$(49,278)	$7,007	$(42,271)

	Balance at December 31, 2021	Net Change	Balance at December 31, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(44,188)	$(47,348)
Net defined benefit pension plan adjustments	(2,511)	581	(1,930)
Total	$(5,671)	$(43,607)	$(49,278)

	Balance at December 31, 2020	Net Change	Balance at December 31, 2021
	(in thousands)
Net unrealized gain (loss) on investment securities	$2,397	$(5,557)	$(3,160)
Net defined benefit pension plan adjustments	(3,116)	605	(2,511)
Total	$(719)	$(4,952)	$(5,671)

	2023
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:		(in thousands)
Unrealized gain on investment securities	$13,890	$(3,550)	$10,340
Reclassification from accumulated other
comprehensive income for losses	(5,044)	1,311	(3,733)
Net change	8,846	(2,239)	6,607

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$430	$(110)	$320
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	-	-	-
Amortization of actuarial loss	108	(28)	80
Net change	538	(138)	400

Other Comprehensive Income	$9,384	$(2,377)	$7,007

	2022
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:		(in thousands)
Unrealized loss on investment securities	$(59,621)	$15,433	$(44,188)

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$481	$(122)	$359
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	31	(9)	22
Amortization of actuarial loss	274	(74)	200
Net change	786	(205)	581

Other Comprehensive Loss	$(58,835)	$15,228	$(43,607)

	2021
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:		(in thousands)
Unrealized loss on investment securities	$(7,508)	$1,951	$(5,557)

Defined benefit pension plans adjustments:
Net actuarial loss gain	$404	$(102)	$302
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	31	(8)	23
Amortization of actuarial loss	383	(103)	280
Net change	818	(213)	605

Other Comprehensive Loss	$(6,690)	$1,738	$(4,952)

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

Selected Financial Information for the Pension Plan is as follows:

	2023	2022
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,912	$6,551
Interest cost	237	179
Assumption change	102	(1,613)
Actuarial loss	4	49
Settlements	(263)	-
Benefits paid	(258)	(254)
Benefit obligation at the end of the year	4,734	4,912

Change in plan assets:
Fair value of plan assets at the beginning of year	4,998	6,536
Actual return on plan assets	503	(1,284)
Benefits paid	(521)	(254)
Fair value of plan assets at the end of year	4,980	4,998

Funded status	$246	$86

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$246	$86

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,879	$2,229
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$1,879	$2,229

Accumulated benefit obligation at year end	$4,734	$4,912

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2023	2022	2021
Discount rate for projected benefit obligation	5.00%	5.22%	2.77%
Discount rate for net periodic pension cost	5.22%	2.77%	2.42%
Expected long-term rate of return of plan assets	5.50%	5.50%	5.50%

The components of net periodic benefit cost consisted of the following:

	2023	2022	2021
	(in thousands)
Interest cost	$237	$179	$165
Expected return on plan assets	(259)	(353)	(356)
Net amortization and deferral	97	97	100
Settlement cost	114	-	-
Net periodic benefit cost	$189	$(77)	$(91)

The components of net periodic benefit cost are included in the line item “other expense” in the income statement.

The Company did not contribute to the Pension Plan in 2023 and expects that it will not contribute to the Pension Plan in 2024.

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

The weighted average asset allocation of the Pension Plan at December 31, 2023 and 2022, the Pension Plan measurement date, was as follows:

Asset Category:	2023	2022
Equity mutual funds	35.39%	35.29%
Fixed income mutual funds	62.05%	63.70%
Cash/Short-term investments	2.56%	1.01%
	100.00%	100.00%

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

	2023	2022
	(in thousands)
Level 1:
Cash	$-	$-
Mutual funds:
Short-term investments:
Money market	128	50
Fixed Income:	3,225	3,314
Equities:
Small cap	283	255
Mid-Cap	149	151
Large cap	713	794
International large cap	482	434

	$4,980	$4,998

The mutual funds are actively traded with market quotes available on at least a daily basis. Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 5.22% at December 31, 2022 to 5.00% at December 31, 2023 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2023 are as follows:

(in thousands)
2024	$317
2025	318
2026	322
2027	317
2028	313
Year 2029 - 2033	1,652

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

Selected financial information for the two SERP plans is as follows:

	2023	2022
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$5,048	$5,754
Service cost	144	131
Interest cost	250	124
Actuarial gain	(188)	(553)
Benefits paid	(285)	(408)
Benefit obligation at the end of the year	4,969	5,048

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	285	408
Benefits paid	(285)	(408)
Fair value of plan assets at the end of year	-	-

Funded status	$(4,969)	$(5,048)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(4,969)	$(5,048)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$188	$376
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$188	$376

Accumulated benefit obligation at year end	$4,842	$4,922

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2023	2022	2021
Discount rate for projected benefit obligation	4.89%	5.10%	2.23%
Discount rate for net periodic pension cost	5.10%	2.23%	1.66%
Salary scale	3.00%	3.00%	3.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis decreased from 5.10% at December 31, 2022 to 4.89% at December 31, 2023 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2023	2022	2021
	(in thousands)
Service cost	$144	$131	$148
Interest cost	250	124	100
Net amortization and deferral	-	209	314
Net periodic benefit cost	$394	$464	$562

Expected benefit payments under the SERP over the next ten years at December 31, 2023 are as follows:

(in thousands)
2024	$285
2025	3,003
2026	285
2027	285
2028	285
Year 2029 - 2033	926

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements. Aggregate expense under these plans was approximately $0.1 million in 2023, and $0.2 million in 2022 and 2021. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.8 million at December 31, 2023 and was 1.9 million at December 31, 2022.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $42.8 million and $41.8 million at December 31, 2023 and 2022, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Company acquired a deferred compensation plan from FSB during 2020 which requires the Company to make scheduled payments to the participants. At December 31, 2023, this plan consisted of one participant that receives $5 thousand in monthly payments through June 2033. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $0.6 million at December 31, 2023.

The Company also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $1.4 million in each of 2023, 2022 and 2021, respectively.

13.STOCK-BASED COMPENSATION

At December 31, 2023, the Company had two stock-based compensation plans, which are described below. The compensation cost charged against income for those plans was $0.9 million in each of 2023 and 2022, and $0.7 million in 2021, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option and restricted stock expense is recorded on a straight-line basis over the requisite service period. In addition, expenses for director stock-based compensation were recognized to reflect $0.3 million in 2023 and $0.2 million in each of 2022 and 2021, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2019 Long-Term Equity Incentive Plan

Under the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 Plan”) and, prior to the adoption of the 2019 Plan by shareholders in April 2019, under the Company’s 2009 Long-Term Incentive Plan (the “2009 Plan” and together with the 2019 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries. Under the Equity Plans, the Company was authorized to issue up to 603,883 shares of common stock. Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 12 months through 5 years. At December 31, 2023, there were a total of 184,300 shares available for grant under the 2019 Plan. The Company may no longer make grants under the 2009 Plan.

There were no options granted as part of the 2023 and 2022 compensation plan. The fair value of 2021 option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2021
Dividend Yield	3.07%
Expected Life (years)	7.18
Expected Volatility	27.54%
Risk-free Interest Rate	1.51%
Weighted Average Fair Value	$7.80

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

Stock options activity for 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2022	193,644	$31.21
Granted	-	-
Exercised	(22,689)	21.20
Expired	(11,151)	37.38
Forfeited	(4,444)	30.63
Balance, December 31, 2023	155,360	$32.25	4.30	$504

Exercisable, December 31, 2023	136,583	$32.46	3.89	$435

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is $0.1 million. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2024	$29
2025	26

Restricted stock award, unit, and performance unit activity for 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2022	50,544	$36.62
Granted	38,684	35.50
Vested	(25,561)	36.94
Forfeited	(6,409)	35.44
Balance, December 31, 2023	57,258	$35.85

As of December 31, 2023, there was $1.4 million in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2024	$837
2025	418
2026	147
2027	21

During fiscal years 2023, 2022, and 2021, the following activity occurred under the Company’s plans:

	2023	2022	2021
	(in thousands)
Total intrinsic value of stock options exercised	$378	$621	$488
Total fair value of restricted stock awards vested	$825	$828	$701

Employee Stock Purchase Plan

The Company also maintains the Evans Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2023, there were 34,175 shares of common stock available to issue to full-time employees of the Company and its subsidiaries, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Employees can purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date. Under the Purchase Plan, the Company issued 13,906, 12,731 and 12,166 shares to employees in 2023, 2022, and 2021, respectively. Compensation cost is calculated by the value of the 15% discount only. The compensation cost that was charged against income for the Purchase Plan was less than $0.1 million in 2023, 2022, and 2021.

14.INCOME TAXES

The components of the provision for income taxes were as follows:

	2023	2022	2021
	(in thousands)
Current federal tax expense	$8,462	$5,472	$4,951
Current state tax expense	2,644	1,440	1,412
Total current tax expense	11,106	6,912	6,363

Deferred federal tax expense (benefit)	$(702)	$153	$1,165
Deferred state tax expense (benefit)	(198)	98	355
Total deferred tax expense (benefit)	(900)	251	1,520

Total income tax provision	$10,206	$7,163	$7,883

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$7,293	21%	$6,206	21%	$6,704	21%
Change in taxes resulting from:
Tax-exempt income	(257)	(1)	(224)	(1)	(230)	-
Historic tax credit	-	-	-	-	(24)	-
State taxes, net of federal benefit	1,933	5	1,215	4	1,396	4
Gain on sale of TEA	1,177	3	-	-	-	-
Other items, net	60	1	(34)	-	37	-
Income tax provision	$10,206	29%	$7,163	24%	$7,883	25%

The taxable gain from the disposition of TEA is higher than the gain recorded in the financial statements. While a portion of the difference relates to the reversal of prior temporary adjustments for depreciation and amortization, there is also $5.6 million of non-deductible goodwill reflected in the gain recorded in the financial statements for which no deferred tax liabilities have been recorded.

At December 31, 2023 and 2022 the components of the net deferred tax asset were as follows:

	2023	2022
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,383	$1,456
Allowance for credit losses	5,700	4,987
Deferred compensation	494	526
Loss on investment in tax credit	-	59
Stock options granted	262	277
State tax credit carryforward	185	185
Lease liabilities	1,056	1,223
State net operating loss	363	368
Net unrealized losses on securities	14,304	16,543
Fair value adjustments of business combinations	366	470
Other	186	33
Gross deferred tax assets	$24,299	$26,127

Deferred tax liabilities:
Depreciation and amortization	$270	$1,154
Right of use assets	982	1,137
Prepaid expenses	337	382
Gain on investment in tax credit	156	-
Deferred loan fees and costs	155	279
Mortgage servicing asset	276	295
Other	40	30
Gross deferred tax liabilities	$2,216	$3,277

Net deferred tax asset	$22,083	$22,850

The net deferred tax asset at December 31, 2023, 2022 and 2021 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, including assessing all positive and negative evidence and the weight of such evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2023.

The state tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021.

Accrued penalties and interest were immaterial at December 31, 2023, 2022 and 2021.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. The tax years 2020-2022 remain subject to examination by the IRS.

15. REVENUE RECOGNITION OF NON-INTEREST INCOME

Insurance Service and Fees: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank. As a result of the sale of TEA, 2023 insurance service and fees revenue reflects eleven months of TEA activity as well as the full year of the Banks’ wealth management activity. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the sale of TEA.

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

•	TEA earned commission revenue from selling commercial and personal property and casualty (“P&C”) insurance as well as employee benefits (“EB”) solutions to commercial customers.

TEA had agreements with various insurance companies to sell policies to customers on behalf of the carriers. The performance obligation for TEA is to sell annual P&C policies to commercial customers and consumers. This performance obligation is met when a new policy is sold or when an existing policy renews. The policies are generally one year terms. In the agreements with the respective insurance companies, a commission rate is agreed upon.  The commission is recognized at the time of the sale of the policy or when a policy renews.

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

•	TEA also earned contingent profit sharing revenue. The insurance companies measure the loss ratio for TEA’s customers and pay TEA according to how profitable TEA customers are.

TEA has signed written agreements with insurance carriers that document payouts to TEA based on the loss ratios of its customers. The performance obligation for TEA is to maintain a customer base with loss ratios below the agreed upon thresholds. In the contracts with the insurance companies, payout rates based on loss ratios are documented. The consideration is variable as loss ratios vary based on customer experience.  TEA’s performance obligation is over the course of the year as its customers’ performance with insurance carriers is measured throughout the year as losses occur. Due to the variable nature of contingent profit sharing revenue, TEA accrued contingent profit sharing revenue throughout the year based on recent historical results. As loss events occur and overall performance becomes known to TEA, accrual adjustments were made until the cash was ultimately received.

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

In addition, included in non-interest income during 2021 were insurance claims services revenue recorded at Frontier Claims Services, Inc. (“FCS”). FCS discontinued operations on December 31, 2021.

FCS has signed agreements with insurance companies to perform claims services including investigative and adjustment services related to residential and commercial lines. The performance obligation was for FCS to investigate the insurance claims and inspecting the damage to determine the extent of the insurance company’s liability. FCS was paid based on time and materials expended to investigate the claim. The rates paid are determined in the agreement between FCS and the respective insurance companies. Upon completion of its claims inspection work, FCS bills the insurance company for services rendered and recognizes the revenue earned.

A disaggregation of the total insurance service and other fees at December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in thousands)
Commercial property and casualty insurance commissions	$4,232	$4,308	$3,993
Personal property and casualty insurance commissions	3,328	3,363	3,288
Employee benefits sales commissions	763	851	902
Profit sharing and contingent revenue	1,198	1,164	1,198
Wealth management and other financial services	600	632	638
Insurance claims services revenue	-	-	285
Other insurance-related revenue	140	135	153
Total insurance service and other fees	$10,261	$10,453	$10,457

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

16.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate outstanding principal balance of loans to such related parties on December 31, 2023 and 2022 was $0.3 million and $0.9 million, respectively. During 2023, there were $0.2 million of advances and new loans to such related parties, and repayments amounted to $0.2 million. Deposits from related parties were $1.3 million and $4.3 million as of December 31, 2023 and 2022, respectively.

17.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank’s commitments and contingent liabilities at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)

Commitments to extend credit	$431,085	$376,167
Standby letters of credit	3,883	3,673
Total	$434,968	$379,840

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

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $1.0 million in 2024, $0.8 million in 2025, $0.8 million in 2026, $0.5 million in 2027, $0.4 million in 2028 and $1.0 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income was $1.1 million in each of the years ended December 31, 2023, 2022, and 2021.

18.CONCENTRATIONS OF CREDIT

All of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s primary market areas of the Western New York and the Finger Lakes Region of New York State. Investments in state and municipal securities also involve governmental entities within the Bank’s primary market area. The concentrations of credit by type of loan are set forth in Note 4 to these Consolidated Financial Statements, "Loans and the Allowance for Credit Losses." The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group in excess of 15% of capital.

19.SEGMENT INFORMATION

For the first eleven months of 2023 the Company was comprised of two primary business segments: banking activities and insurance agency activities. On November 30, 2023 the Company sold significantly all of the assets of the insurance agency to Gallagher, and ceased insurance related activities for the Company. As a result of the sale, insurance revenue and expenses reported within this Annual Report on Form 10-K reflect the first eleven months of 2023. The pre-tax gain on the sale of $20.2 million which includes all associated expenses relating to the sale was recognized during the fourth quarter of 2023 and had a $6.6 million of an increase in tax expense. In addition, the Company wrote off $11.7 million of goodwill and intangibles, and $1.9 million of other asset and liabilities due to the sale of TEA. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the sale of TEA.

Prior to the sale, insurance agency activities included the selling of various premium-based insurance policies on a commission basis, including business and personal insurance, employee benefits, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies.

The banking business segment includes both commercial and consumer banking services, including a wide array of lending and depository services as well as offering non-deposit investment products, such as annuities and mutual funds. All sources of segment specific revenues and expenses contributed to management’s definition of net income.

Revenues from transactions between the two segments were not significant. The operating segments were separately managed, and their performance was evaluated based on net income.

The following tables set forth information regarding these segments for the years ended December 31, 2023, 2022, and 2021.

	2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$61,208	$-	$61,208
Provision for credit losses	18	-	18
Net interest income after
provision for credit losses	61,190	-	61,190
Insurance service and fees	550	9,711	10,261
Gain on sale of insurance agency	-	20,160	20,160
Loss on sale of securities	(5,044)	-	(5,044)
Other non-interest income	7,545	-	7,545
Amortization expense	17	350	367
Other non-interest expense	52,644	6,371	59,015
Income before income taxes	11,580	23,150	34,730
Income tax provision	2,799	7,407	10,206
Net income	$8,781	$15,743	$24,524

	2022
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$72,955	$-	$72,955
Provision for credit losses	2,739	-	2,739
Net interest income after
provision for credit losses	70,216	-	70,216
Insurance service and fees	616	9,837	10,453
Other non-interest income	8,818	-	8,818
Amortization expense	19	381	400
Other non-interest expense	52,119	7,416	59,535
Income before income taxes	27,512	2,040	29,552
Income tax provision	6,636	527	7,163
Net income	$20,876	$1,513	$22,389

	2021
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$72,785	$-	$72,785
(Credit) Provision for credit losses	(1,513)	-	(1,513)
Net interest income after
credit for loan losses	74,298	-	74,298
Insurance service and fees	580	9,877	10,457
Other non-interest income	8,136	254	8,390
Amortization expense	21	516	537
Other non-interest expense	52,843	7,839	60,682
Income before income taxes	30,150	1,776	31,926
Income tax provision	7,421	462	7,883
Net income	$22,729	$1,314	$24,043

	December 31,	December 31,
	2023	2022
	(in thousands)
Identifiable Assets, Net
Banking activities	$2,106,632	$2,160,545
Insurance agency activities	2,031	17,965
Consolidated Total Assets	$2,108,663	$2,178,510

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a recurring basis at December 31, 2023 and 2022:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$96,240	$-	$96,240
States and political subdivisions	-	6,029	-	6,029
Mortgage-backed securities	-	173,411	-	173,411

December 31, 2022
Securities available-for-sale:
US treasuries and government agencies	$-	$140,682	$-	$140,682
States and political subdivisions	-	21,822	-	21,822
Mortgage-backed securities	-	201,822	-	201,822

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

On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2023 or 2022.

Securities available for sale are classified as Level 2 in the fair value hierarchy as the valuation provided by the third-party provider uses observable market data.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2023
Collateral dependent individually analyzed loans	$-	$-	$7,147	$7,147

December 31, 2022
Collateral dependent individually analyzed loans	$-	$-	$1,170	$1,170

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All individually analyzed commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be individually analyzed, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and individually analyzed for at least one year more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent individually analyzed loans had a gross value of $7.9 million, with an allowance for credit loss of $0.8 million, at December 31, 2023 compared with $1.5 million and $0.4 million, respectively, at December 31, 2022.

At December 31, 2023 and 2022, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$23,467	$23,467	$23,054	$23,054
Level 2:
Available for sale securities	275,680	275,680	364,326	364,326
FHLB and FRB stock	8,011	N/A	13,511	N/A

Level 3:
Held to maturity securities	2,059	1,988	6,949	6,809
Loans, net	1,698,832	1,606,666	1,652,931	1,564,641

Financial liabilities:
Level 1:
Demand deposits	$390,238	$390,238	$493,710	$493,710
NOW deposits	345,279	345,279	273,359	273,359
Savings deposits	649,621	649,621	801,943	801,943
Level 2:
Securities sold under agreement to
repurchase	9,475	9,475	7,147	7,147
Other borrowed funds	145,123	145,055	193,001	192,443
Subordinated debt	31,177	29,563	31,075	30,263
Level 3:
Time deposits	333,623	331,675	202,667	199,910

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

FHLB and FRB stock

The carrying value of FHLB and FRB stock, which are non-marketable equity investments, approximates fair value.

Loans

Fair value for pooled loans is estimated using discounted cash flow analyses.

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

21.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes that as of December 31, 2023 and 2022 the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were as follows:

	December 31, 2023
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$239,167	14.33%	$75,080	4.5%	$108,449	6.5%

Total Capital
(to Risk Weighted Assets)	$260,038	15.59%	$133,476	8.0%	$166,845	10.0%

Tier I Capital
(to Risk Weighted Assets)	$239,167	14.33%	$100,107	6.0%	$133,476	8.0%

Tier I Capital
(to Average Assets)	$239,167	10.84%	$88,258	4.0%	$110,322	5.0%

	December 31, 2022
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$215,262	13.16%	$73,627	4.5%	$106,350	6.5%

Total Capital
(to Risk Weighted Assets)	$234,700	14.34%	$130,893	8.0%	$163,616	10.0%

Tier I Capital
(to Risk Weighted Assets)	$215,262	13.16%	$98,170	6.0%	$130,893	8.0%

Tier I Capital
(to Average Assets)	$215,262	9.77%	$88,174	4.0%	$110,217	5.0%

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

22.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands)
ASSETS
Cash	$15,822	$1,129
Other assets	526	534
Investment in subsidiaries	200,126	184,451
Total assets	$216,474	$186,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Subordinated debt	$31,177	$31,075
Other liabilities	7,078	1,046
Total liabilities	38,255	32,121

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$178,219	$153,993
Total liabilities and stockholders’ equity	$216,474	$186,114

CONDENSED STATEMENTS OF INCOME

	December 31,
	2023	2022	2021
	(in thousands)
Dividends from subsidiaries	$42,746	$11,500	$8,100
Income	-	-	-
Expenses	(8,776)	(2,497)	(2,565)
Income before equity in undistributed
earnings of subsidiaries	33,970	9,003	5,535
Equity in undistributed earnings of subsidiaries	(9,446)	13,386	18,508
Net income	$24,524	$22,389	$24,043

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2023	2022	2021
	(in thousands)
Operating Activities:
Net income	$24,524	$22,389	$24,043
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of subsidiaries	9,446	(13,386)	(18,508)
Changes in assets and liabilities affecting cash flow:
Other assets	(8)	(56)	7
Other liabilities	6,032	(147)	(30)
Other	115	352	361
Net cash provided by operating activities	40,109	9,152	5,873

Investing Activities:
Investment in subsidiaries	(19,000)	-	-
Net cash used in investing activities	(19,000)	-	-

Financing Activities:
Proceeds from issuance of common stock	743	1,051	890
Cash dividends paid	(7,223)	(6,942)	(6,541)
Repurchase of treasury stock	-	(4,140)	-
Reissuance of treasury stock	64	144	-
Net cash (used in) provided by financing activities	(6,416)	(9,887)	(5,651)

Net increase (decrease) in cash	14,693	(735)	222

Cash beginning of year	1,129	1,864	1,642

Cash ending of year	$15,822	$1,129	$1,864

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2023 were effective.

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

Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2023 using the criteria set forth in the report of the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) - Internal Control - Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on the COSO criteria.

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

(c)Changes in Internal Control Over Financial Reporting. No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the material under the captions "Information Regarding Directors, Director Nominees and Executive Officers,” "Delinquent Section 16(a) Reports," “Corporate Governance – Code of Ethics for Chief Executive Officer and Principal Financial Officers,” and "Board of Director Committees – Audit Committee" in the Company's definitive proxy statement relating to its 2024 annual meeting of shareholders to be held on May 7, 2024 (the "Proxy Statement").

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

Report of Independent Registered Public Accounting Firm (Crowe LLP)

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Income - Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows - Years Ended December 31, 2023, 2022 and 2021

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

97	Evans Bancorp, Inc. Clawback Policy (filed herewith).
101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2023 and 2022; (ii) Consolidated Statements of Income – years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) – years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows – years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

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
Date: March 4, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 4, 2024
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2024
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	March 4, 2024
Lee C. Wortham

/s/ Michael A. Battle	Director	March 4, 2024
Michael A. Battle

/s/ Dawn DePerrior	Director	March 4, 2024
Dawn DePerrior

/s/ Robert A. James	Director	March 4, 2024
Robert A. James

/s/ Jody L. Lomeo	Director	March 4, 2024
Jody L. Lomeo

/s/ Kevin D. Maroney	Director	March 4, 2024
Kevin D. Maroney

/s/ Robert G. Miller, Jr.	Director	March 4, 2024
Robert G. Miller, Jr.

/s/ Kimberley A. Minkel	Director	March 4, 2024
Kimberley A. Minkel

/s/ Christina P. Orsi	Director	March 4, 2024
Christina P. Orsi

/s/ David R. Pfalzgraf, Jr.	Director	March 4, 2024
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 4, 2024
Michael J. Rogers

/s/ Nora B. Sullivan	Director	March 4, 2024
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 4, 2024
Thomas H. Waring, Jr.