Form 10-Q
period 2024-03-31
EVANS BANCORP INC
filed 2024-05-02
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,521,009 shares as of April 30, 2024.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2024 AND DECEMBER 31, 2023
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$13,952	$19,669
Interest-bearing deposits at banks	164,400	3,798
Securities:
Available for sale, at fair value and net of valuation allowance	268,476	275,680
(amortized cost: $326,885 at March 31, 2024; $330,725 at December 31, 2023)
Held to maturity, at amortized cost and net of valuation allowance	3,611	2,059
(fair value: $3,531 at March 31, 2024; $1,988 at December 31, 2023)
Federal Home Loan Bank common stock, at cost	4,384	4,914
Federal Reserve Bank common stock, at cost	3,676	3,097
Loans, net of allowance for credit losses of $22,287 at March 31, 2024
and $22,114 at December 31, 2023	1,699,589	1,698,832
Properties and equipment, net of accumulated depreciation of $12,950 at March 31, 2024
and $12,538 at December 31, 2023	15,173	15,397
Goodwill	1,768	1,768
Intangible assets	90	94
Bank-owned life insurance	43,004	42,758
Operating lease right-of-use asset	3,945	3,781
Other assets	37,876	36,816

TOTAL ASSETS	$2,259,944	$2,108,663

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$399,558	$390,238
NOW	381,798	345,279
Savings	715,495	649,621
Time	394,515	333,623
Total deposits	1,891,366	1,718,761

Securities sold under agreement to repurchase	6,873	9,475
Other borrowings	131,023	145,123
Operating lease liability	4,218	4,063
Other liabilities	20,666	21,845
Subordinated debt	31,203	31,177
Total liabilities	2,085,349	1,930,444

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,603,541 and 5,601,308 shares issued at
March 31, 2024 and December 31, 2023, respectively, and 5,521,009 and 5,499,772 shares outstanding at
March 31, 2024 and December 31, 2023, respectively.	2,804	2,803
Capital surplus	82,268	82,712
Treasury stock, at cost, 82,532 and 101,536 shares at March 31, 2024 and
December 31, 2023, respectively	(2,892)	(3,656)
Retained earnings	137,161	138,631
Accumulated other comprehensive loss, net of tax	(44,746)	(42,271)
Total stockholders' equity	174,595	178,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,259,944	$2,108,663

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands, except share and per share amounts)
	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Loans	$23,529	$20,886
Interest-bearing deposits at banks	79	96
Securities:
Taxable	1,719	2,294
Non-taxable	47	89
Total interest income	25,374	23,365
INTEREST EXPENSE
Deposits	9,288	4,015
Other borrowings	1,627	1,499
Subordinated debt	552	526
Total interest expense	11,467	6,040
NET INTEREST INCOME	13,907	17,325
PROVISION FOR CREDIT LOSSES	266	(654)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	13,641	17,979
NON-INTEREST INCOME
Deposit service charges	681	613
Insurance service and fees	149	2,429
Bank-owned life insurance	246	224
Interchange fee income	466	493
Other	725	354
Total non-interest income	2,267	4,113
NON-INTEREST EXPENSE
Salaries and employee benefits	7,837	9,413
Occupancy	1,157	1,173
Advertising and public relations	171	156
Professional services	895	883
Technology and communications	1,409	1,356
Amortization of intangibles	4	100
FDIC insurance	325	350
Other	1,129	1,071
Total non-interest expense	12,927	14,502
INCOME BEFORE INCOME TAXES	2,981	7,590
INCOME TAX PROVISION	647	1,790
NET INCOME	$2,334	$5,800
Net income per common share-basic	$0.42	$1.07
Net income per common share-diluted	$0.42	$1.06
Weighted average number of common shares outstanding	5,507,760	5,444,352
Weighted average number of diluted shares outstanding	5,519,244	5,475,790

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)
	Three Months Ended March 31,
	2024	2023

NET INCOME	$2,334	$5,800
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:	(2,493)	3,635
Defined benefit pension plans:
Amortization of prior service cost	-	-
Amortization of actuarial loss	18	20
Total	18	20
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:	(2,475)	3,655
COMPREHENSIVE (LOSS) INCOME	$(141)	$9,455

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993
Cumulative effect of change in accounting principle— credit losses			(2,026)			(2,026)
Beginning balance after cumulative effect adjustment	$2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			5,800			5,800
Other comprehensive loss				3,655		3,655
Cash dividends ($0.66 per common share)			(3,597)			(3,597)
Stock compensation expense		306				306
Reissued 6,228 restricted shares		(235)			235	-
Issued 12,421 shares in stock option exercises	6	114				120
Issued 12,671 restricted shares, net of forfeitures	6	(6)				-
Balance, March 31, 2023	$2,787	$81,210	$123,533	$(45,623)	$(3,656)	$158,251

Balance, December 31, 2023	$2,803	$82,712	$138,631	$(42,271)	$(3,656)	$178,219
Net Income			2,334			2,334
Other comprehensive loss				(2,475)		(2,475)
Cash dividends ($0.66 per common share)			(3,634)			(3,634)
Stock compensation expense		330				330
Repurchased 7,000 shares of Common Stock					(204)	(204)
Issued 2,233 shares in stock option exercises	1	24				25
Reissued 26,004 restricted shares, net of forfeitures	-	(798)	(170)		968	-
Balance, March 31, 2024	$2,804	$82,268	$137,161	$(44,746)	$(2,892)	$174,595

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)
	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Interest received	$25,129	$23,428
Fees received	2,101	5,640
Interest paid	(11,355)	(5,409)
Cash paid to employees and vendors	(16,187)	(18,409)
Income taxes paid	(1,879)	(4,967)
Proceeds from sale of loans held for sale	3,492	4,828
Originations of loans held for sale	(3,404)	(4,800)

Net cash (used) provided by operating activities	$(2,103)	$311

INVESTING ACTIVITIES:
Available for sales securities:
Proceeds from sales, maturities, calls, and payments	3,854	3,333
Held to maturity securities:
Purchases	(1,906)	(309)
Proceeds from maturities, calls, and payments	353	3,551
Purchases of Federal Reserve Bank Stock	(579)	(6)
Redemption of FHLB Stock	530	5,073
Additions to properties and equipment	(188)	(364)
Proceeds from sales of assets	-	370
Net (increase) decrease in loans	(838)	13,898
Net cash provided by investing activities	$1,226	$25,546

FINANCING ACTIVITIES:
Proceeds from long-term borrowings	$40,000	$-
Repayments from long-term borrowings	(3,077)	(8,685)
Repayments from short-term borrowings, net	(53,602)	(102,484)
Net increase in deposits	172,620	78,242
Repurchase of treasury stock	(204)	-
Issuance of common stock	25	120

Net cash provided (used) in financing activities	$155,762	$(32,807)
Net increase (decrease) in cash and cash equivalents	154,885	(6,950)

CASH AND CASH EQUIVALENTS:
Beginning of period	23,467	23,054
End of period	$178,352	$16,104

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)
	Three Months Ended March 31,
	2024	2023

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$2,334	$5,800

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	301	387
Deferred tax expense	56	252
Provision for credit losses	266	(654)
Loss on sales of assets	-	31
Gain on loans sold	(87)	(26)
Stock compensation expense	330	306
Proceeds from sale of loans held for sale	3,492	4,828
Originations of loans held for sale	(3,404)	(4,800)
Changes in assets and liabilities affecting cash flow:
Other assets	(750)	(7,199)
Other liabilities	(4,641)	1,386

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(2,103)	$311

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies followed by Evans Bancorp, Inc. (the “Company”), a financial holding company, and its two direct, wholly-owned subsidiaries: (i) Evans Bank, National Association (the “Bank”), and the Bank’s subsidiary, Evans National Holding Corp. (“ENHC”); and (ii) Evans National Financial Services, LLC (“ENFS”), and ENFS’s subsidiary, The Evans Agency, LLC (“TEA”), in the preparation of the accompanying interim unaudited consolidated financial statements conform with U.S. generally accepted accounting principles (“GAAP”) and with general practice within the industries in which it operates. Unless the context otherwise requires, the term “Company” refers collectively to Evans Bancorp, Inc. and its subsidiaries. The Company conducts its business through its subsidiaries. It does not engage in other substantial business.

On November 30, 2023 the Company sold substantially all of the assets of TEA to Gallagher and ceased its insurance business for the Company. For comparative purposes it should be noted that insurance business activity from TEA is included within prior year balances throughout this Quarterly Report on Form 10-Q. For further information on the sale of TEA see Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K.

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

The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “10-K”).

2. SECURITIES

The amortized cost of securities and their approximate fair value at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$113,196	$-	$(19,153)	$94,043
States and political subdivisions	6,255	1	(266)	5,990
Total debt securities	119,451	1	(19,419)	100,033

Mortgage-backed securities:
FNMA	$65,334	$-	$(12,240)	$53,094
FHLMC	36,241	-	(5,947)	30,294
GNMA	38,466	-	(7,937)	30,529
SBA	20,239	-	(2,484)	17,755
CMO	47,154	-	(10,383)	36,771
Total mortgage-backed securities	$207,434	$-	$(38,991)	$168,443

Total securities designated as available for sale	$326,885	$1	$(58,410)	$268,476

Held to Maturity:
Debt securities
States and political subdivisions	$3,611	$-	$(80)	$3,531

Total securities designated as held to maturity	$3,611	$-	$(80)	$3,531

	December 31, 2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$114,152	$-	$(17,912)	$96,240
States and political subdivisions	6,258	2	(231)	6,029
Total debt securities	120,410	2	(18,143)	102,269

Mortgage-backed securities:
FNMA	$66,262	$2	$(11,294)	$54,970
FHLMC	36,743	-	(5,569)	31,174
GNMA	38,793	-	(7,683)	31,110
SBA	20,776	-	(2,291)	18,485
CMO	47,741	-	(10,069)	37,672
Total mortgage-backed securities	$210,315	$2	$(36,906)	$173,411

Total securities designated as available for sale	$330,725	$4	$(55,049)	$275,680

Held to Maturity:
Debt securities
States and political subdivisions	$2,059	$1	$(72)	$1,988

Total securities designated as held to maturity	$2,059	$1	$(72)	$1,988

Available for sale securities with a total fair value of $114 million and $172 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at March 31, 2024 and December 31, 2023, respectively.

The scheduled maturities of debt and mortgage-backed securities at March 31, 2024 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	March 31, 2024
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$4,750	$4,729
Due after one year through five years	42,025	38,344
Due after five years through ten years	48,680	40,278
Due after ten years	23,996	16,682
	$119,451	$100,033

Mortgage-backed securities
available for sale	$207,434	$168,443
Total	$326,885	$268,476

Debt securities held to maturity:

Due in one year or less	$2,946	$2,944
Due after one year through five years	295	276
Due after five years through ten years	370	311
Due after ten years	-	-
Total	$3,611	$3,531

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three month periods ended March 31, 2024 and 2023.

Management has assessed the securities available for sale in an unrealized loss position at March 31, 2024 and determined that it expected to recover the amortized cost basis of its securities. As of March 31, 2024, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. As a result, the Company does not hold an allowance for credit losses relating to securities. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

The creditworthiness of the Company’s portfolio is largely reliant on the ability of U.S. government agencies such as Federal Home Loan Bank (“FHLB”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and municipalities throughout New York State to meet their obligations. In addition, dysfunctional markets could materially alter the liquidity, interest rate, and pricing risk of the portfolio. The stable past performance is not a guarantee for similar performance going forward.

Information regarding unrealized losses within the Company’s available for sale and held to maturity securities at March 31, 2024 and December 31, 2023 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are related to market interest rate fluctuations and not indicative of credit loss.

	March 31, 2024

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	$-	$94,043	$(19,153)	$94,043	$(19,153)
States and political subdivisions	196	(4)	4,838	(262)	5,034	(266)
Total debt securities	196	(4)	98,881	(19,415)	99,077	(19,419)

Mortgage-backed securities:
FNMA	$74	$-	$52,965	$(12,240)	$53,039	$(12,240)
FHLMC	89	-	30,173	(5,947)	30,262	(5,947)
GNMA	-	-	30,529	(7,937)	30,529	(7,937)
SBA	-	-	17,755	(2,484)	17,755	(2,484)
CMO	-	-	36,771	(10,383)	36,771	(10,383)
Total mortgage-backed securities	$163	$-	$168,193	$(38,991)	$168,356	$(38,991)

Held to Maturity:
Debt securities:
States and political subdivisions	$2,945	$(2)	$586	$(78)	$3,531	$(80)

Total temporarily impaired
securities	$3,304	$(6)	$267,660	$(58,484)	$270,964	$(58,490)

	December 31, 2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	-	$95,240	(17,912)	$95,240	$(17,912)
States and political subdivisions	878	(2)	4,194	(229)	5,072	(231)
Total debt securities	878	(2)	99,434	(18,141)	100,312	(18,143)

Mortgage-backed securities:
FNMA	$-	-	$54,831	(11,294)	$54,831	$(11,294)
FHLMC	-	-	31,174	(5,569)	31,174	(5,569)
GNMA	-	-	31,110	(7,683)	31,110	(7,683)
SBA	-	-	18,485	(2,291)	18,485	(2,291)
CMO	-	-	37,674	(10,069)	37,674	(10,069)
Total mortgage-backed securities	$-	$-	$173,274	$(36,906)	$173,274	$(36,906)

Held to Maturity:
Debt securities:
States and political subdivisions	$444	$(1)	$643	$(71)	$1,087	$(72)

Total temporarily impaired
securities	$1,322	$(3)	$273,351	$(55,118)	$274,673	$(55,121)

3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2024	December 31, 2023
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$440,675	$443,788
Commercial and multi-family	857,107	854,565
Construction-Residential	3,489	3,255
Construction-Commercial	114,869	114,623
Home equities	80,120	81,412
Total real estate loans	1,496,260	1,497,643

Commercial and industrial loans	225,947	223,100
Consumer and other loans	776	1,066
Unaccreted yield adjustments*	(1,107)	(863)
Total gross loans	1,721,876	1,720,946

Allowance for credit losses	(22,287)	(22,114)

Loans, net	$1,699,589	$1,698,832

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

As of March 31, 2024, the outstanding principal balance and the carrying amount of acquired credit-deteriorated loans totaled $0.8 million, and $0.7 million, respectively. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at March 31, 2024.

There were $944 million and $566 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of March 31, 2024 and December 31, 2023, respectively.

The Company may also sell certain fixed rate residential mortgages to FNMA, FHLMC and FHLB while maintaining the servicing rights for those mortgages. At March 31, 2024 and December 31, 2023, the Company had loan servicing portfolio principal balances of $114 million and $113 million, respectively, upon which it earned servicing fees. In the three month period ended March 31, 2024, the Company sold $3.4 million of residential mortgages compared with $1.3 million in the three months ended March 31, 2023.

The fair value of the mortgage servicing rights for that portfolio was $1.1 million at each of March 31, 2024 and December 31, 2023. There were no residential mortgages held for sale at March 31, 2024 and December 31, 2023.

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

The following tables summarize amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$14,680	$22,780	$37,089	$19,383	$11,442	$11,929	$82,532	$199,835
Special Mention	-	947	2,516	2,666	820	1,337	13,567	21,853
Substandard	-	-	450	2	427	342	3,027	4,248
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$14,680	$23,727	$40,055	$22,051	$12,689	$13,608	$99,126	$225,936

Current period gross writeoffs	$-	$59	$-	$-	$-	$8	$-	$67

Commercial real estate mortgages*
Risk rating
Pass	$14,168	$144,191	$194,358	$157,281	$95,303	$322,479	$-	$927,780
Special Mention	-	-	4,008	393	-	14,727	-	19,128
Substandard	-	-	4,756	11,672	-	8,590	-	25,018
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$14,168	$144,191	$203,122	$169,346	$95,303	$345,796	$-	$971,926

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$146	$527	$156	$24	$10	$23	$124	$1,010
Nonperforming	-	-	-	-	-	-	-	-
Total	$146	$527	$156	$24	$10	$23	$124	$1,010

Current period gross writeoffs	$31	$3	$-	$-	$-	$-	$-	$34

Residential mortgages*
Payment performance
Performing	$6,679	$36,281	$71,441	$98,508	$68,276	$158,033	$-	$439,218
Nonperforming	-	365	263	571	129	3,523	-	4,851
Total	$6,679	$36,646	$71,704	$99,079	$68,405	$161,556	$-	$444,069

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Home equities
Payment performance
Performing	$926	$7,343	$2,668	$559	$556	$2,541	$63,723	$78,316
Nonperforming	-	-	-	-	-	1	618	619
Total	$926	$7,343	$2,668	$559	$556	$2,542	$64,341	$78,935

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

*Includes construction loans

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$24,338	$42,967	$21,614	$12,174	$5,686	$6,539	$86,459	$199,777
Special Mention	10	1,955	2,739	510	268	1,867	11,705	19,054
Substandard	-	2	3	460	-	838	2,955	4,258
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$24,348	$44,924	$24,356	$13,144	$5,954	$9,244	$101,119	$223,089

Current period gross writeoffs	$-	$-	$-	$-	$4	$3	$-	$7

Commercial real estate mortgages*
Risk rating
Pass	$132,525	$194,197	$169,943	$95,264	$66,243	$263,628	$-	$921,800
Special Mention	-	6,634	397	861	9,988	8,094	-	25,974
Substandard	-	-	11,737	-	6,733	3,617	-	22,087
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$132,525	$200,831	$182,077	$96,125	$82,964	$275,339	$-	$969,861

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$597	$176	$27	$12	$13	$20	$144	$989
Nonperforming	-	-	-	-	-	-	-	-
Total	$597	$176	$27	$12	$13	$20	$144	$989

Current period gross writeoffs	$145	$18	$1	$-	$-	$1	$-	$165

Residential mortgages*
Payment performance
Performing	$37,536	$72,624	$100,308	$69,454	$17,829	$144,499	$-	$442,250
Nonperforming	156	270	576	351	204	3,044	-	4,601
Total	$37,692	$72,894	$100,884	$69,805	$18,033	$147,543	$-	$446,851

Current period gross writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$7,833	$2,768	$590	$588	$571	$2,126	$65,165	$79,641
Nonperforming	-	-	-	-	-	1	514	515
Total	$7,833	$2,768	$590	$588	$571	$2,127	$65,679	$80,156

Current period gross writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

*Includes construction loans

The amortized cost of criticized assets of $70 million included $13 million of loans in the Company’s hotel loan portfolio at March 31, 2024. At December 31, 2023 the amortized cost of criticized assets was $72 million including $19 million of loans in the Company’s hotel loan portfolio.

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due as of the dates indicated:

	March 31, 2024
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,075	$4,138	$23	$-	$1,700	$225,936
Residential real estate:
Residential	434,341	1,388	-	-	4,851	440,580
Construction	3,489	-	-	-	-	3,489
Commercial real estate:
Commercial	818,818	18,374	-	828	18,755	856,775
Construction	113,883	-	-	-	1,268	115,151
Home equities	77,239	920	157	-	619	78,935
Consumer and other	987	7	16	-	-	1,010
Total Loans	$1,668,832	$24,827	$196	$828	$27,193	$1,721,876

	December 31, 2023
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,602	$518	$130	$-	$1,839	$223,089
Residential real estate:
Residential	437,471	1,173	341	-	4,602	443,587
Construction	3,264	-	-	-	-	3,264
Commercial real estate:
Commercial	831,375	4,360	-	134	19,000	854,869
Construction	110,727	2,326	671	-	1,268	114,992
Home equities	77,080	1,906	655	-	515	80,156
Consumer and other	959	27	3	-	-	989
Total Loans	$1,681,478	$10,310	$1,800	$134	$27,224	$1,720,946

Allowance for Credit losses

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes discounted cash flow models considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. The models have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment and gross domestic product. The Company utilizes a reasonable and supportable forecast period of one year. Subsequent to this forecast period the Company reverts, on a straight-line basis over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. Model forecasts may be adjusted for inherent limitations of biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of qualitative factors, including portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

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

The following tables present the activity in the allowance for credit losses according to portfolio segment for the three month periods ended March 31, 2024 and 2023.

	Three months ended March 31, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit losses:
Beginning balance	$5,241	$12,548	$8	$3,883	$434	$22,114
Charge-offs	(67)	-	(34)	-	-	(101)
Recoveries	2	-	3	3	-	8
Provision	139	(1)	32	177	(81)	266
Ending balance	$5,315	$12,547	$9	$4,063	$353	$22,287

*Includes construction loans

	Three months ended March 31, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	-	-	(30)	-	-	(30)
Recoveries	30	-	4	-	-	34
Provision	(67)	(186)	24	(342)	(83)	(654)
Ending balance	$5,267	$12,554	$4	$3,378	$320	$21,523

* Includes construction loans

The following tables present the allowance for credit losses and recorded investment on loans by segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	53	719	-	13	-	785

Collectively evaluated for impairment	5,262	11,828	9	4,050	353	21,502
Total	$5,315	$12,547	$9	$4,063	$353	$22,287

Loans:
Ending balance:

Individually evaluated for impairment	2,107	22,810	-	5,356	906	31,179

Collectively evaluated for impairment	223,840	949,166	776	438,808	79,214	1,691,804
Total	$225,947	$971,976	$776	$444,164	$80,120	$1,722,983

* Includes construction loans

	December 31, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	36	719	-	-	-	755

Collectively evaluated for impairment	5,205	11,829	8	3,883	434	21,359
Total	$5,241	$12,548	$8	$3,883	$434	$22,114

Loans:
Ending balance:

Individually evaluated for impairment	1,869	23,044	-	5,146	761	30,820

Collectively evaluated for impairment	221,231	946,144	1,066	441,897	80,651	1,690,989
Total	$223,100	$969,188	$1,066	$447,043	$81,412	$1,721,809

* Includes construction loans

The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2024 and December 31, 2023.

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

				Three Months Ended
	March 31, 2024			March 31, 2024
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized
	(in thousands)
Commercial and industrial	$66	$1,634	$1,700	$-
Residential real estate:
Residential	160	4,691	4,851	3
Construction	-	-	-	-
Commercial real estate:
Commercial	6,569	12,186	18,755	-
Construction	1,268	-	1,268	-
Home equities	-	619	619	2
Consumer and other	-	-	-	-
Total nonaccrual loans	$8,063	$19,130	$27,193	$5

				Three Months Ended
	March 31, 2023			March 31, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized
	(in thousands)
Commercial and industrial	$-	$2,520	$2,520	$-
Residential real estate:
Residential	151	3,720	3,871	8
Construction	-	-	-	-
Commercial real estate:
Commercial	-	6,561	6,561	-
Construction	1,301	7,265	8,566	-
Home equities	29	418	447	-
Consumer and other	-	-	-	-
Total nonaccrual loans	$1,481	$20,484	$21,965	$8

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of March 31, 2024 and December 31, 2023, there were $27 million of collateral-dependent loans, secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets.

Modifications to Borrowers Experiencing Financial Difficulty

The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below details the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 and March 31,2023:

	March 31, 2024			March 31, 2023
(in thousands)	Term Extension	Total Class of Receivable		Term Extension	Total Class of Receivable
Commercial and industrial	$-	-%		$-	-%
Residential real estate:
Residential	319	0.07		104	0.00
Construction	-	-		-	-
Commercial real estate:
Commercial	-	-		-	-
Construction	-	-		-	-
Home equities	-	-		-	-
Consumer and other	-	-	-	-	-	-
Total nonaccrual loans	$319	0.02%		$104	0.00%

The financial impacts of the residential mortgage modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 was a maturity extension of six months. Residential mortgage loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023 were maturity extensions ranging from 159 months to 164 months.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of March 31, 2024 and March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first three months of 2024 and 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties were current during the first three months of 2024 and 2023.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three month periods ended March 31, 2024 and 2023 the Company had an average of 11,484 and 31,438 dilutive shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three month periods ended March 31, 2024 and 2023, there was an average of 78,080 and 53,910 potentially anti-dilutive shares outstanding, respectively. Potentially anti-dilutive shares outstanding were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2024 and 2023:

	Balance at December 31, 2023	Net Change	Balance at March 31, 2024
	(in thousands)
Net unrealized loss on investment securities	$(40,741)	$(2,493)	$(43,234)
Net defined benefit pension plan adjustments	(1,530)	18	(1,512)
Total	$(42,271)	$(2,475)	$(44,746)

	Balance at December 31, 2022	Net Change	Balance at March 31, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$3,635	$(43,713)
Net defined benefit pension plan adjustments	(1,930)	20	(1,910)
Total	$(49,278)	$3,655	$(45,623)

	Three months ended March 31, 2024			Three months ended March 31, 2023
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on investment
securities:
Unrealized (loss) gain on investment
securities	$(3,364)	$871	$(2,493)	$4,884	$(1,249)	$3,635

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	-	-	-
Amortization of actuarial loss	25	(7)	18	27	(7)	20
Net change	25	(7)	18	27	(7)	20

Other comprehensive (loss) income	$(3,339)	$864	$(2,475)	$4,911	$(1,256)	$3,655

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three month period ended March 31, 2024 and 2023:

	Three months ended March 31,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2024	2023	2024	2023

Service cost	$-	$-	$31	$36
Interest cost	57	62	63	62
Expected return on plan assets	(64)	(67)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	25	27	-	-
Net periodic cost (benefit)	$18	$22	$94	$98

The components of net periodic cost other than the service cost component are included in the line item “other expense” in the income statement.

7. REVENUE RECOGNITION OF NON-INTEREST INCOME

Insurance Service and Fees: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank.

As a result of the sale of TEA, insurance services revenue recognized during 2024 is a result of services provided by the Banks’ wealth management department. TEA and the Bank’s wealth management activity are both included in the comparative 2023 balances. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K for more information on the sale of TEA.

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

•TEA earned commission revenue from selling commercial and personal property and casualty (“P&C”) insurance as well as employee benefits solutions to commercial customers.

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

A disaggregation of the total insurance service and other fees for the three months ended March 31, 2024 and 2023 is provided in the tables below:

	Three months ended March 31,
	2024	2023
	(in thousands)
Commercial property and casualty insurance commissions	$-	$889
Personal property and casualty insurance commissions	-	739
Employee benefits sales commissions	-	194
Profit sharing and contingent revenue	-	427
Wealth management and other financial services	149	127
Other insurance-related revenue	-	53
Total insurance service and other fees	$149	$2,429

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2024
Securities available-for-sale:
US treasuries and government agencies	$-	$94,043	$-	$94,043
States and political subdivisions	-	5,990	-	5,990
Mortgage-backed securities	-	168,443	-	168,443

December 31, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$96,240	$-	$96,240
States and political subdivisions	-	6,029	-	6,029
Mortgage-backed securities	-	173,411	-	173,411

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis March 31, 2024 and December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

March 31, 2024
Collateral dependent individually analyzed loans	$-	$-	$7,273	$7,273

December 31, 2023
Collateral dependent individually analyzed loans	$-	$-	$7,147	$7,147

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All individually analyzed commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be individually analyzed, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and individually analyzed for at least one year or more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent individually analyzed loans had a gross value of $8.1 million, with an allowance for credit loss of $0.8 million, at March 31, 2024 compared with $7.9 million and $0.8 million, respectively, at December 31, 2023.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$178,352	$178,352	$23,467	$23,467
Level 2:
Available for sale securities	268,476	268,476	275,680	275,680
FHLB and FRB stock	8,060	N/A	8,011	N/A
Level 3:
Held to maturity securities	3,611	3,531	2,059	1,988
Loans, net	1,699,589	1,608,565	1,698,832	1,606,666

Financial liabilities:
Level 1:
Demand deposits	$399,558	$399,558	$390,238	$390,238
NOW deposits	381,798	381,798	345,279	345,279
Savings deposits	715,495	715,495	649,621	649,621
Level 2:
Securities sold under agreement to
repurchase	6,873	6,873	9,475	9,475
Other borrowed funds	131,023	130,699	145,123	145,055
Subordinated debt	31,203	29,847	31,177	29,563
Level 3:
Time deposits	394,515	392,997	333,623	331,675

9. SEGMENT INFORMATION

Prior to the sale of TEA, the Company was comprised of two primary business segments, banking and insurance agency activities. For comparative purposes the following tables set forth information regarding these segments for the three month periods ended March 31, 2024 and 2023. For further information on the sale of TEA see Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K.

	Three months ended March 31, 2024
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$13,907	$-	$13,907
Provision for credit losses	266	-	266
Net interest income after
provision for credit losses	13,641	-	13,641
Insurance service and fees	149	-	149
Other non-interest income	2,118	-	2,118
Amortization expense	4	-	4
Other non-interest expense	12,923	-	12,923
Income before income taxes	2,981	-	2,981
Income tax provision	647	-	647
Net income	$2,334	$-	$2,334

	Three months ended March 31, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$17,325	$-	$17,325
Provision for credit losses	(654)	-	(654)
Net interest income after
provision for credit losses	17,979	-	17,979
Insurance service and fees	123	2,306	2,429
Other non-interest income	1,684	-	1,684
Amortization expense	5	95	100
Other non-interest expense	12,557	1,845	14,402
Income before income taxes	7,224	366	7,590
Income tax provision	1,707	83	1,790
Net income	$5,517	$283	$5,800

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

	March 31,	December 31,
	2024	2023
	(in thousands)

Commitments to extend credit	$468,873	$431,085
Standby letters of credit	4,173	3,883
Total	$473,046	$434,968

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments and did not record a reserve for its commitments during the first three months of 2024 or during 2023.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. The Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. The following accounting standards have been recently issued but are not yet required to be adopted as of March 31, 2024. Management is currently evaluating the effect of the updated guidance these accounting standards will have on the Company’s financial statement disclosures.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; the cost and availability of funds; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; credit losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s control and are difficult to predict.

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

The Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons of the quarter ended March 31, 2024 to the quarter ended March 31, 2023 as well as the trailing quarter ended December 31, 2023. Financial information for the quarter ended March 31, 2023 can be found in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 2, 2023.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2023. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

The more significant areas in which management of the Company applies critical assumptions and estimates includes the allowance for credit losses.

Allowance for Credit Losses

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At March 31, 2024 the ACL on loans totaled $22.3 million, compared to $21.5 million at March 31, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of March 31, 2024, December 31, 2023 and March 31, 2023, the ACL allocated to the total commercial portfolio was $17.1 million, $17.8 million and $17.8 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.0 million and $28.8 million at March 31, 2024. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at March 31, 2024 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.7 billion at March 31, 2024, December 31, 2023 and March 31, 2023. Loans secured by real estate were $1.5 billion at March 31, 2024 and December 31, 2023 compared with $1.4 billion at March 31, 2023. Residential real estate loans, including construction loans, were $444 million at March 31, 2024 compared with $447 million, a $3 million, or less than 1%, decrease from December 31, 2023, but a $3 million, or 1%, increase from March 31, 2023. Commercial real estate loans, including construction loans, were $972 million at March 31, 2024, $3 million or less than 1% higher than at December 31, 2023, and $76 million, or 8% higher than at March 31, 2023.

In the first quarter of 2024, residential mortgage originations were $10 million compared with the previous quarter’s originations of $12 million and $8 million in the first quarter of 2023. The Company sold $3 million of residential mortgages in the first quarter of 2024 and $1 million in the year earlier period. Management decides whether to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The C&I portfolio was $226 million at March 31, 2024, representing a $3 million, or 1%, increase from December 31, 2023. When compared with March 31, 2023, C&I loans decreased $15 million or 6%. Funding levels of C&I lines of credit are at low levels compared to what we have experienced historically, which impacted the growth in that portfolio.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $28 million, or 1.62% of total loans outstanding at March 31, 2024, compared with $27 million, or 1.59% of total loans outstanding, as of December 31, 2023 and $24 million, or 1.45% of total loans outstanding, as of March 31, 2023.

Commercial credits graded as “special mention” and “substandard,” or the criticized loan portfolio, were $70 million at March 31, 2024, a $1 million decrease from $71 million at December 31, 2023, and a $20 million decrease from $90 million at March 31, 2023. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time. Internal risk rating are the credit quality indicators used by management to monitor credit risk in its commercial loan portfolio. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits.

The Company recorded a $0.3 million provision for credit losses during the three months ended March 31, 2024, primarily due to slower prepayment rates and higher net loan charge-offs, partially offset by improving economic factors.

The allowance for credit losses totaled $22.3 million or 1.28% of total loans outstanding at March 31, 2024, compared with $22.1 million, or 1.29% of total loans outstanding as of December 31, 2023, and $21.5 million, or 1.30% of total loans outstanding at March 31, 2023.

Investing Activities

Total investment securities were $272 million at March 31, 2024, compared with $278 million at December 31, 2023 and $370 million at March 31, 2023. The decrease from the first quarter of 2023 was mainly due to the sale of $73 million of securities during the fourth quarter of 2023 as the company strategically repositioned the balance sheet. Interest-bearing deposits at other banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $164 million at March 31, 2024 compared to $4 million at each of December 31, 2023, and March 31, 2023. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 15% of average interest-earning assets in first quarter of 2024, 17% in the fourth quarter of 2023, and 19% in the first quarter of 2023.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 62% of total investment securities at March 31, 2024 and December 31, 2023 and 54% March 31, 2023. Tax-advantaged debt securities issued by state and political subdivisions as a percent of the total investment securities portfolio were 4% in the first quarter of 2024, 3% in the fourth quarter of 2023 and 2% in the first quarter of 2023.

The total net unrealized loss position of the available for sale investment portfolio was $58 million at March 31, 2024, compared with $55 million at December 31, 2023 and $59 million March 31, 2023. The securities in an unrealized loss position at the end of the first quarter of 2024 generally reflect an increase in market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong. In addition, the Company has the ability and intent to hold these securities until their fair value recovers to their amortized cost.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at March 31, 2024 were $1.9 billion, a $173 million, or 10%, increase from December 31, 2023, and an increase of $41 million, or 2%, from March 31, 2023. The change from December 31, 2023 largely reflected an increase in brokered time deposits and deposits from municipal relationships. From a product perspective, deposit increases were in municipal saving deposits of $69 million, brokered time deposits of $55 million, NOW deposits of $37 million, demand deposits of $9 million, and consumer time deposits of $6 million. Offsetting those increases was a decrease in commercial savings deposits of $3 million. When compared to last year’s first quarter, there were increases in NOW deposits of $114 million, consumer time deposits of $56 million, brokered time deposits of $48 million and municipal savings deposits of $14 million. Offsetting those increases were decreases in demand deposits of $84 million, commercial savings of $58 million and consumer savings of $49 million.

Total borrowings decreased from $145 million at December 31, 2023 to $131 million at March 31, 2024. At March 31, 2024 the Bank had $43 million in long-term Federal Home Loan Bank of New York (“FHLBNY”) advances compared with $6 million at December 31, 2023 and $11 million at March 31, 2023. As of March 31, 2024 the Bank did not have overnight borrowings at the FHLB compared with $53 million at December 31, 2023 and $69 million at March 31, 2023. During the first quarter of 2024 the Bank lengthened the maturities of overnight borrowings with the FHLB. Additionally, the Bank has the ability to borrow from the Federal Reserve. The Bank had $88 million and $86 million in short-term borrowings with the Federal Reserve at March 31, 2024 and December 31, 2023, respectively. There were no short-term borrowings at the Federal Reserve at March 31, 2023.

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

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net	$1,703,320	$23,529	5.56%	$1,641,162	$20,886	5.16%
Taxable securities	275,317	1,719	2.51%	370,798	2,294	2.51%
Tax-exempt securities	5,658	47	3.37%	11,531	89	3.13%
Interest bearing deposits at banks	18,889	79	1.68%	9,824	96	3.97%

Total interest-earning assets	2,003,184	$25,374	5.09%	2,033,315	$23,365	4.66%

Non interest-earning assets:

Cash and due from banks	18,189			16,796
Premises and equipment, net	15,329			16,900
Other assets	84,128			100,240

Total Assets	$2,120,830			$2,167,251

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$347,908	$1,989	2.30%	$260,242	$482	0.75%
Savings	658,656	3,692	2.25%	796,793	1,860	0.95%
Time deposits	342,358	3,607	4.24%	257,733	1,673	2.63%
Other borrowed funds	127,130	1,587	5.02%	134,719	1,496	4.50%
Subordinated debt	31,187	552	7.12%	31,086	526	6.86%
Securities sold U/A to repurchase	8,631	40	1.86%	7,248	3	0.17%

Total interest-bearing liabilities	1,515,870	$11,467	3.04%	1,487,821	$6,040	1.65%

Noninterest-bearing liabilities:
Demand deposits	404,053			503,945
Other	23,943			20,487
Total liabilities	$1,943,866			$2,012,253

Stockholders' equity	176,964			154,998

Total Liabilities and Equity	$2,120,830			$2,167,251

Net interest income		$13,907			$17,325

Net interest margin			2.79%			3.46%

Interest rate spread			2.05%			3.01%

Net Income

Net income was $2.3 million, or $0.42 per diluted share, in the first quarter of 2024, compared with $10.2 million, or $1.85 per diluted share in the fourth quarter of 2023 and $5.8 million, or $1.06 per diluted share, in last year’s first quarter. The sequential quarter’s net income included a gain of $14 million, net of taxes, from the sale of TEA, $1.5 million of insurance revenue recognized prior to the sale, and a pretax loss on the sale of investment securities of $5 million. The change in net income from the prior-year period was due to lower net interest income of $3.4 million, an increase in loan provision of $0.9 million, and a decrease in non-interest income of $1.8 million, partially offset by a decrease in non-interest expense of $1.6 million.

Return on average equity was 5.28% for the first quarter of 2024, compared with 25.73% in the fourth quarter of 2023 and 14.97% in the first quarter of 2023.

Other Results of Operations – Quarterly Comparison

Net interest income of $13.9 million was flat compared with the fourth quarter of 2023, but decreased $3.4 million, or 20%, when compared with the prior year’s first quarter. The lower net interest income from the prior year’s first quarter was due to higher interest expense related to the increased cost of interest-bearing liabilities produced by competitive pricing on deposits.

First quarter net interest margin of 2.79% increased 4 basis points from the fourth quarter of 2023 but decreased 67 basis points from the first quarter of 2023. The yield on loans increased 13 basis points compared with the fourth quarter and 40 basis points year-over-year. The cost of interest-bearing liabilities was 3.04% compared with 2.87% in the fourth quarter of 2023 and 1.65% in the first quarter of 2023.

The $0.3 million provision for credit losses in the current quarter was largely due to slower prepayment speeds and higher net loan charge-offs, partially offset by improving economic factors.

Non-interest income was $2.3 million in the first quarter of 2024 compared with $18.6 million in the fourth quarter of 2023, and $4.1 million in the prior year’s first quarter. The reduction from the fourth quarter of 2023 was due to the gain on sale of TEA of $20.2 million, $1.5 million in TEA insurance revenue, offset by the $5.0 million investment loss which were all recognized in the sequential quarter. The remaining increase in non-interest income from the fourth quarter was primarily due to an increase in the value of mortgage servicing rights.

Total non-interest income was down $1.8 million when compared with the first quarter of 2023. The majority of the reduction was related to $2.3 million in TEA insurance revenue recognized in the first quarter of 2023. This was offset by an increase in the value of mortgage servicing rights during the first quarter of 2024.

Non-interest expense was $12.9 million in the first quarter of 2024 compared with $16.3 million in the fourth quarter and $14.5 million in the first quarter of 2023. The $3.4 million decrease in non-interest expenses from the fourth quarter of 2023 was due to lower incentive accruals of $2.1 million, $1.0 million of non-interest expenses related to TEA, primarily salaries and employee benefits, that were recognized during the fourth quarter of 2023 prior to the sale. In addition, $0.3 million of charitable contributions, and $0.1 million of pension settlement expenses of which both were included in other expenses during the sequential quarter.

The $1.6 million decrease in non-interest expenses from the first quarter of 2023 was due to $1.8 million of non-interest expenses relating to TEA, of which salaries and employee benefits was $1.5 million. During the first quarter of 2023 salaries and employee benefits, excluding the $1.5 million related to TEA, was $7.9 million, flat with the first quarter of 2024. The remaining increase in total non-interest expense of $0.2 million is due to higher technology and communications expenses recognized by the Bank during the first quarter of 2024.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 79.9% in the first quarter of 2024, 50.16% in the fourth quarter of 2023, and 67.65% in the first quarter of 2023.

Income tax expense was $0.6 million, for an effective tax rate of 21.7 % in the first quarter of 2024 compared with 36.1% in the fourth quarter of 2023 and 23.6% in last year’s first quarter. The elevated tax rate in the fourth quarter of 2023 reflected the sale of TEA which included significant non-deductible goodwill expense.

CAPITAL

The Company consistently maintains regulatory capital ratios significantly above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.52% at March 31, 2024, compared with 10.37% at December 31, 2023 and 9.13% at March 31, 2023.

Book value per share was $31.62 at March 31, 2024 compared with $32.40 at December 31, 2023 and $28.97 at March 31, 2023. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, that have resulted in significant changes in unrealized gains and losses on investment securities. As of March 31, 2024, this amounted to $7.83 per share impact to book value. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

The Company has also issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. The Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding at March 31, 2024 and December 31, 2023 which are considered Tier 1 capital and are includable in total regulatory capital. On July 9, 2020, the Company executed a private offering of $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030. During 2020, $15 million of the proceeds from the sale of the Notes were contributed to Evans Bank as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of March 31, 2024, advances of up to $382 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve. At March 31, 2024 the Bank had $5 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At March 31, 2024, approximately 3% of the Bank’s securities had contractual maturity dates of one year or less and approximately 17% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 62% of the investment portfolio at March 31, 2024, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at March 31, 2024, the Company had net short-term liquidity of $336 million as compared with $333 million at December 31, 2023.

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
	(in thousands)

	March 31, 2024	December 31, 2023
Changes in interest rates

+200 basis points	$(2,173)	$(4,618)
+100 basis points	1,513	219

-100 basis points	(1,492)	(168)
-200 basis points	(3,049)	(310)

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No other changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A. Part I of the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

February 1, 2024 - February 29, 2024
Repurchase program(1)	-	$-	-	187,932
Employee transactions	-	$-	N/A	N/A

March 1, 2024 - March 31, 2024
Repurchase program(1)	-	$-	7,000	180,932
Employee transactions	4,507	$29.39	N/A	N/A

Total:
Repurchase program(1)	-	$-	7,000	180,932
Employee transactions	4,507	$29.39	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of March 31, 2024 was 180,932.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

(Not Applicable.)

ITEM 4 – MINE SAFETY DISCLOSURE

(Not Applicable.)

ITEM 5 – OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

10.1

Evans Bank Short Term Incentive Compensation Program for Named Executive Officers & Senior Leadership Team Members (incorporation by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024)

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets –March 31, 2024 and December 31, 2023; (ii) Unaudited Consolidated Statements of Income – Three months ended March 31, 2024 and 2023; (iii) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended March 31, 2024 and 2023; (iv) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended March 31, 2024 and 2023; (v) Unaudited Consolidated Statements of Cash Flows – Three months ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

May 2, 2024

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

May 2, 2024

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)