Form 10-Q
period 2024-06-30
EVANS BANCORP INC
filed 2024-08-08
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,525,838 shares as of July 31, 2024.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2024 AND DECEMBER 31, 2023
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$16,241	$19,669
Interest-bearing deposits at banks	110,042	3,798
Securities:
Available for sale, at fair value	263,740	275,680
Held to maturity, at amortized cost	3,626	2,059
(fair value: $3,554 at June 30, 2024; $1,988 at December 31, 2023)
Federal Home Loan Bank common stock, at cost	4,365	4,914
Federal Reserve Bank common stock, at cost	3,684	3,097
Loans, net of allowance for credit losses of $22,562 at June 30, 2024
and $22,114 at December 31, 2023	1,742,554	1,698,832
Properties and equipment, net of accumulated depreciation of $13,355 at June 30, 2024
and $12,538 at December 31, 2023	14,828	15,397
Goodwill	1,768	1,768
Intangible assets	86	94
Bank-owned life insurance	43,255	42,758
Operating lease right-of-use asset	3,714	3,781
Other assets	49,464	36,816

TOTAL ASSETS	$2,257,367	$2,108,663

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$397,535	$390,238
NOW	382,513	345,279
Savings	710,596	649,621
Time	400,897	333,623
Total deposits	1,891,541	1,718,761

Securities sold under agreement to repurchase	7,684	9,475
Other borrowings	129,006	145,123
Operating lease liability	3,977	4,063
Other liabilities	16,282	21,845
Subordinated debt	31,228	31,177
Total liabilities	2,079,718	1,930,444

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,608,675 and 5,601,308 shares issued at
June 30, 2024 and December 31, 2023, respectively, and 5,525,838 and 5,499,772 shares outstanding at
June 30, 2024 and December 31, 2023, respectively.	2,807	2,803
Capital surplus	82,700	82,712
Treasury stock, at cost, 82,837 and 101,536 shares at June 30, 2024 and
December 31, 2023, respectively	(2,888)	(3,656)
Retained earnings	140,107	138,631
Accumulated other comprehensive loss, net of tax	(45,077)	(42,271)
Total stockholders' equity	177,649	178,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,257,367	$2,108,663

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except share and per share amounts)
	Three Months Ended June 30,
	2024	2023
INTEREST INCOME
Loans	$24,009	$21,602
Interest-bearing deposits at banks	2,004	80
Securities:
Taxable	1,736	2,252
Non-taxable	66	54
Total interest income	27,815	23,988
INTEREST EXPENSE
Deposits	11,329	6,280
Other borrowings	1,612	1,486
Subordinated debt	554	541
Total interest expense	13,495	8,307
NET INTEREST INCOME	14,320	15,681
PROVISION FOR (RECAPTURE OF) CREDIT LOSSES	297	(116)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	14,023	15,797
NON-INTEREST INCOME
Deposit service charges	667	645
Insurance service and fees	176	2,720
Bank-owned life insurance	252	238
Interchange fee income	504	528
Other	801	570
Total non-interest income	2,400	4,701
NON-INTEREST EXPENSE
Salaries and employee benefits	7,330	8,649
Occupancy	1,089	1,145
Advertising and public relations	254	407
Professional services	870	808
Technology and communications	1,596	1,542
Amortization of intangibles	4	100
FDIC insurance	300	350
Other	1,115	1,171
Total non-interest expense	12,558	14,172
INCOME BEFORE INCOME TAXES	3,865	6,326
INCOME TAX PROVISION	919	1,394
NET INCOME	$2,946	$4,932
Net income per common share-basic	$0.53	$0.90
Net income per common share-diluted	$0.53	$0.90
Weighted average number of common shares outstanding	5,525,695	5,467,897
Weighted average number of diluted shares outstanding	5,530,120	5,474,462

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except share and per share amounts)
	Six Months Ended June 30,
	2024	2023
INTEREST INCOME
Loans	$47,538	$42,488
Interest-bearing deposits at banks	2,083	176
Securities:
Taxable	3,455	4,546
Non-taxable	113	143
Total interest income	53,189	47,353
INTEREST EXPENSE
Deposits	20,617	10,295
Other borrowings	3,239	2,985
Subordinated debt	1,106	1,067
Total interest expense	24,962	14,347
NET INTEREST INCOME	28,227	33,006
PROVISION FOR (RECAPTURE OF) CREDIT LOSSES	563	(770)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	27,664	33,776
NON-INTEREST INCOME
Deposit service charges	1,348	1,258
Insurance service and fees	325	5,149
Bank-owned life insurance	498	462
Interchange fee income	970	1,021
Other	1,526	924
Total non-interest income	4,667	8,814
NON-INTEREST EXPENSE
Salaries and employee benefits	15,167	18,062
Occupancy	2,246	2,318
Advertising and public relations	425	563
Professional services	1,765	1,691
Technology and communications	3,005	2,898
Amortization of intangibles	8	200
FDIC insurance	625	700
Other	2,244	2,242
Total non-interest expense	25,485	28,674
INCOME BEFORE INCOME TAXES	6,846	13,916
INCOME TAX PROVISION	1,566	3,184
NET INCOME	$5,280	$10,732
Net income per common share-basic	$0.96	$1.97
Net income per common share-diluted	$0.96	$1.96
Weighted average number of common shares outstanding	5,516,727	5,456,189
Weighted average number of diluted shares outstanding	5,524,609	5,476,024

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
	Three Months Ended June 30,
	2024	2023

NET INCOME	$2,946	$4,932
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities:	(347)	(4,294)
Defined benefit pension plans:
Amortization of prior service cost	-	-
Amortization of actuarial loss	16	20
Total	16	20
OTHER COMPREHENSIVE LOSS, NET OF TAX:	(331)	(4,274)
COMPREHENSIVE INCOME	$2,615	$658

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
	Six Months Ended June 30,
	2024	2023

NET INCOME	$5,280	$10,732
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities	(2,840)	(659)
Defined benefit pension plans:
Amortization of prior service cost	-	-
Amortization of actuarial loss	34	40
Total	34	40
OTHER COMPREHENSIVE LOSS, NET OF TAX	(2,806)	(619)
COMPREHENSIVE INCOME	$2,474	$10,113

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, March 31, 2023	$2,787	$81,210	$123,533	$(45,623)	$(3,656)	$158,251
Net Income			4,932			4,932
Other comprehensive loss				(4,274)		(4,274)
Stock compensation expense		228				228
Issued 4,545 shares in Dividend Reinvestment Plan	2	152				154
Issued 9,101 shares in Employee Stock Purchase Plan	6	187				193
Balance, June 30, 2023	$2,795	$81,777	$128,465	$(49,897)	$(3,656)	$159,484

Balance, March 31, 2024	$2,804	$82,268	$137,161	$(44,746)	$(2,892)	$174,595
Net Income			2,946			2,946
Other comprehensive loss				(331)		(331)
Stock compensation expense		291				291
Issued 4,834 shares in Dividend Reinvestment Plan	2	138			-	140
Issued 300 shares in stock option exercises	1	7				8
Reissued 155 shares in stock option exercises	-	(4)	-		4	-
Forfeitures 460 shares of restricted stock
Balance, June 30, 2024	$2,807	$82,700	$140,107	$(45,077)	$(2,888)	$177,649

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993
Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			10,732			10,732
Other comprehensive loss				(619)		(619)
Cash dividends ($0.66 per common share)			(3,597)			(3,597)
Stock compensation expense		534				534
Reissued 6,228 restricted shares		(235)			235	-
Issued 12,421 shares in stock option exercises	6	114				120
Issued 11,775 restricted shares, net of forfeitures	6	(6)				-
Issued 4,545 shares in Dividend Reinvestment Plan	2	152				154
Issued 9,101 shares in Employee Stock Purchase Plan	6	187				193
Balance, June 30, 2023	$2,795	$81,777	$128,465	$(49,897)	$(3,656)	$159,484

Balance, December 31, 2023	$2,803	$82,712	$138,631	$(42,271)	$(3,656)	$178,219
Net Income			5,280			5,280
Other comprehensive loss				(2,806)		(2,806)
Cash dividends ($0.66 per common share)			(3,634)			(3,634)
Stock compensation expense		621				621
Repurchased 7,000 shares of Common Stock		-			(204)	(204)
Issued 2,533 shares in stock option exercises	2	31				33
Reissued 25,544 restricted shares, net of forfeitures	-	(798)	(170)		968	-
Reissued 155 shares in stock option exercises	-	(4)			4	-
Issued 4,834 shares in Dividend Reinvestment Plan	2	138				140
Balance, June 30, 2024	$2,807	$82,700	$140,107	$(45,077)	$(2,888)	$177,649

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Interest received	$52,677	$47,051
Fees received	4,296	8,830
Interest paid	(24,508)	(13,634)
Cash paid to employees and vendors	(34,946)	(29,972)
Income taxes paid	(8,369)	(6,223)
Proceeds from sale of loans held for sale	5,467	4,591
Originations of loans held for sale	(5,326)	(4,503)

Net cash (used) provided by operating activities	$(10,709)	$6,140

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	$(2,616)	$-
Proceeds from sales, maturities, calls, and payments	10,888	18,412
Held to maturity securities:
Purchases	(2,351)	(644)
Proceeds from maturities, calls, and payments	784	5,352
Purchases of Federal Reserve Bank Stock	(587)	-
Redemption of FHLB Stock	548	-
Additions to properties and equipment	(248)	(479)
Cash investment in tax credit	(437)	-
Proceeds from sales of assets	-	370
Proceeds from tax credit investment	155	12
Net (increase) decrease in loans	(43,866)	1,935

Net cash (used) provided by investing activities	$(37,730)	$24,958

FINANCING ACTIVITIES:
Proceeds from long-term borrowings	$40,000	$-
Repayments from long-term borrowings	(5,077)	(13,278)
Repayments from short-term borrowings, net	(52,790)	(27,163)
Net increase in deposits	172,787	14,950
Dividends paid	(3,634)	(3,597)
Repurchase of treasury stock	(204)	-
Issuance of common stock	173	467

Net cash provided (used) in financing activities	$151,255	$(28,621)
Net increase in cash and cash equivalents	102,816	2,477

CASH AND CASH EQUIVALENTS:
Beginning of period	23,467	23,054
End of period	$126,283	$25,531

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands)
	Six Months Ended June 30,
	2024	2023

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$5,280	$10,732

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	610	869
Deferred tax benefit	(120)	279
Provision for credit losses	563	(770)
Loss on sales of assets	-	31
Gain on loans sold	(140)	(86)
Stock compensation expense	621	534
Proceeds from sale of loans held for sale	5,467	4,591
Originations of loans held for sale	(5,326)	(4,503)
Changes in assets and liabilities affecting cash flow:
Other assets	(9,129)	(5,408)
Other liabilities	(8,535)	(129)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(10,709)	$6,140

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

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

On November 30, 2023 the Company sold substantially all of the assets of TEA to Gallagher and ceased TEA’s insurance business. For comparative purposes it should be noted that insurance business activity from TEA is included within prior year balances throughout this Quarterly Report on Form 10-Q. For further information on the sale of TEA see Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K.

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

The results of operations for the six month period ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “10-K”).

2. SECURITIES

The amortized cost of securities and their approximate fair value at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$109,269	$-	$(18,876)	$90,393
States and political subdivisions	5,682	1	(264)	5,419
Total debt securities	114,951	1	(19,140)	95,812

Mortgage-backed securities:
FNMA	$64,422	$1	$(12,247)	$52,176
FHLMC	37,068	-	(6,001)	31,067
GNMA	39,447	-	(8,243)	31,204
SBA	20,007	-	(2,495)	17,512
CMO	46,598	-	(10,629)	35,969
Total mortgage-backed securities	$207,542	$1	$(39,615)	$167,928

Total securities designated as available for sale	$322,493	$2	$(58,755)	$263,740

Held to Maturity:
Debt securities
States and political subdivisions	$3,626	$-	$(72)	$3,554

Total securities designated as held to maturity	$3,626	$-	$(72)	$3,554

	December 31, 2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$114,152	$-	$(17,912)	$96,240
States and political subdivisions	6,258	2	(231)	6,029
Total debt securities	120,410	2	(18,143)	102,269

Mortgage-backed securities:
FNMA	$66,262	$2	$(11,294)	$54,970
FHLMC	36,743	-	(5,569)	31,174
GNMA	38,793	-	(7,683)	31,110
SBA	20,776	-	(2,291)	18,485
CMO	47,741	-	(10,069)	37,672
Total mortgage-backed securities	$210,315	$2	$(36,906)	$173,411

Total securities designated as available for sale	$330,725	$4	$(55,049)	$275,680

Held to Maturity:
Debt securities
States and political subdivisions	$2,059	$1	$(72)	$1,988

Total securities designated as held to maturity	$2,059	$1	$(72)	$1,988

Available for sale securities with a total fair value of $85 million and $172 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at June 30, 2024 and December 31, 2023, respectively.

The scheduled maturities of debt and mortgage-backed securities at June 30, 2024 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	June 30, 2024
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$732	$725
Due after one year through five years	44,495	40,532
Due after five years through ten years	45,728	37,830
Due after ten years	23,996	16,725
	$114,951	$95,812

Mortgage-backed securities
available for sale	$207,542	$167,928
Total	$322,493	$263,740

Debt securities held to maturity:

Due in one year or less	$3,051	$3,048
Due after one year through five years	241	226
Due after five years through ten years	334	280
Due after ten years	-	-
Total	$3,626	$3,554

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and six month periods ended June 30, 2024 and 2023.

Management has assessed the securities available for sale in an unrealized loss position at June 30, 2024 and determined that it expected to recover the amortized cost basis of its securities. As of June 30, 2024, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. As a result, the Company does not hold an allowance for credit losses relating to securities. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

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

Information regarding unrealized losses within the Company’s available for sale and held to maturity securities at June 30, 2024 and December 31, 2023 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are related to market interest rate fluctuations and not indicative of credit loss.

	June 30, 2024

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	$-	$90,393	$(18,876)	$90,393	$(18,876)
States and political subdivisions	-	-	4,618	(264)	4,618	(264)
Total debt securities	-	-	95,011	(19,140)	95,011	(19,140)

Mortgage-backed securities:
FNMA	$73	$(1)	$51,950	$(12,246)	$52,023	$(12,247)
FHLMC	1,423	(23)	29,614	(5,978)	31,037	(6,001)
GNMA	1,248	(23)	29,957	(8,220)	31,205	(8,243)
SBA	-	-	17,512	(2,495)	17,512	(2,495)
CMO	-	-	35,969	(10,629)	35,969	(10,629)
Total mortgage-backed securities	$2,744	$(47)	$165,002	$(39,568)	$167,746	$(39,615)

Held to Maturity:
Debt securities:
States and political subdivisions	$3,048	$(3)	$506	$(69)	$3,554	$(72)

Total temporarily impaired
securities	$5,792	$(50)	$260,519	$(58,777)	$266,311	$(58,827)

	December 31, 2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	-	$95,240	(17,912)	$95,240	$(17,912)
States and political subdivisions	878	(2)	4,194	(229)	5,072	(231)
Total debt securities	878	(2)	99,434	(18,141)	100,312	(18,143)

Mortgage-backed securities:
FNMA	$-	-	$54,831	(11,294)	$54,831	$(11,294)
FHLMC	-	-	31,174	(5,569)	31,174	(5,569)
GNMA	-	-	31,110	(7,683)	31,110	(7,683)
SBA	-	-	18,485	(2,291)	18,485	(2,291)
CMO	-	-	37,674	(10,069)	37,674	(10,069)
Total mortgage-backed securities	$-	$-	$173,274	$(36,906)	$173,274	$(36,906)

Held to Maturity:
Debt securities:
States and political subdivisions	$444	$(1)	$643	$(71)	$1,087	$(72)

Total temporarily impaired
securities	$1,322	$(3)	$273,351	$(55,118)	$274,673	$(55,121)

3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2024	December 31, 2023
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$443,310	$443,788
Commercial and multi-family	855,795	854,565
Construction-Residential	4,925	3,255
Construction-Commercial	124,265	114,623
Home equities	80,327	81,412
Total real estate loans	1,508,622	1,497,643

Commercial and industrial loans	256,724	223,100
Consumer and other loans	974	1,066
Unaccreted yield adjustments*	(1,204)	(863)
Total gross loans	1,765,116	1,720,946

Allowance for credit losses	(22,562)	(22,114)

Loans, net	$1,742,554	$1,698,832

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

As of June 30, 2024, the outstanding principal balance and the carrying amount of acquired credit-deteriorated loans each totaled $0.7 million. There were no valuation allowances for specifically identified impairment attributable to acquired credit-impaired loans at June 30, 2024.

There were $856 million and $566 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of June 30, 2024 and December 31, 2023, respectively.

The Company may also sell certain fixed rate residential mortgages to FNMA, FHLMC and FHLB while maintaining the servicing rights for those mortgages. At June 30, 2024 and December 31, 2023, the Company had loan servicing portfolio principal balances of $112 million and $113 million, respectively, upon which it earned servicing fees. In the three and six month period ended June 30, 2024, the Company sold $1.9 million and $5.3 million, respectively, of residential mortgages. In the three and six month period ended June 30, 2023, the Company sold $2.9 million and $4.6 million, respectively, of residential mortgages.

The fair value of the mortgage servicing rights for that portfolio was $1.1 million at each of June 30, 2024 and December 31, 2023. There were no residential mortgages held for sale at June 30, 2024 and December 31, 2023.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process. Unlike commercial customers, consumer loan customers are not required to provide the Company with updated financial information. Consumer loans also carry smaller balances. Given the lack of updated information after the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the primary credit quality indicator for consumer loans. However, once a consumer loan is identified as nonaccrual, it is individually evaluated for impairment.

The following tables summarize amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$36,112	$21,729	$33,136	$18,458	$10,981	$11,563	$95,546	$227,525
Special Mention	74	894	3,984	919	352	1,222	18,593	26,038
Substandard	-	-	422	180	12	1,246	2,108	3,968
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$36,186	$22,623	$37,542	$19,557	$11,345	$14,031	$116,247	$257,531

Current period gross writeoffs	$-	$59	$-	$-	$-	$7	$-	$66

Commercial real estate mortgages*
Risk rating
Pass	$41,767	$147,501	$194,619	$152,618	$94,328	$310,805	$-	$941,638
Special Mention	-	-	2,757	388	-	15,581	-	18,726
Substandard	-	-	5,493	11,941	-	1,620	-	19,054
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$41,767	$147,501	$202,869	$164,947	$94,328	$328,006	$-	$979,418

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$228	$447	$121	$21	$8	$16	$119	$960
Nonperforming	-	-	-	-	-	-	-	-
Total	$228	$447	$121	$21	$8	$16	$119	$960

Current period gross writeoffs	$114	$3	$-	$-	$-	$1	$-	$118

Residential mortgages*
Payment performance
Performing	$19,140	$37,346	$70,075	$96,114	$66,564	$153,369	$-	$442,608
Nonperforming	-	-	122	473	743	4,093	-	5,431
Total	$19,140	$37,346	$70,197	$96,587	$67,307	$157,462	$-	$448,039

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Home equities
Payment performance
Performing	$1,858	$6,842	$2,490	$478	$512	$2,560	$63,760	$78,500
Nonperforming	-	-	-	71	36	301	260	668
Total	$1,858	$6,842	$2,490	$549	$548	$2,861	$64,020	$79,168

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

*Includes construction loans

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$24,338	$42,967	$21,614	$12,174	$5,686	$6,539	$86,459	$199,777
Special Mention	10	1,955	2,739	510	268	1,867	11,705	19,054
Substandard	-	2	3	460	-	838	2,955	4,258
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$24,348	$44,924	$24,356	$13,144	$5,954	$9,244	$101,119	$223,089

Current period gross writeoffs	$-	$-	$-	$-	$4	$3	$-	$7

Commercial real estate mortgages*
Risk rating
Pass	$132,525	$194,197	$169,943	$95,264	$66,243	$263,628	$-	$921,800
Special Mention	-	6,634	397	861	9,988	8,094	-	25,974
Substandard	-	-	11,737	-	6,733	3,617	-	22,087
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$132,525	$200,831	$182,077	$96,125	$82,964	$275,339	$-	$969,861

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$597	$176	$27	$12	$13	$20	$144	$989
Nonperforming	-	-	-	-	-	-	-	-
Total	$597	$176	$27	$12	$13	$20	$144	$989

Current period gross writeoffs	$145	$18	$1	$-	$-	$1	$-	$165

Residential mortgages*
Payment performance
Performing	$37,536	$72,624	$100,308	$69,454	$17,829	$144,499	$-	$442,250
Nonperforming	156	270	576	351	204	3,044	-	4,601
Total	$37,692	$72,894	$100,884	$69,805	$18,033	$147,543	$-	$446,851

Current period gross writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$7,833	$2,768	$590	$588	$571	$2,126	$65,165	$79,641
Nonperforming	-	-	-	-	-	1	514	515
Total	$7,833	$2,768	$590	$588	$571	$2,127	$65,679	$80,156

Current period gross writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

*Includes construction loans

The amortized cost of criticized assets of $68 million included $6 million of loans in the Company’s hotel loan portfolio at June 30, 2024. At December 31, 2023 the amortized cost of criticized assets was $72 million including $19 million of loans in the Company’s hotel loan portfolio.

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due as of the dates indicated:

	June 30, 2024
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$255,749	$68	$178	$-	$1,536	$257,531
Residential real estate:
Residential	435,789	1,887	-	-	5,431	443,107
Construction	4,932	-	-	-	-	4,932
Commercial real estate:
Commercial	836,456	412	3,100	2,319	13,831	856,118
Construction	122,032	-	-	-	1,268	123,300
Home equities	76,943	993	177	387	668	79,168
Consumer and other	938	11	11	-	-	960
Total Loans	$1,732,839	$3,371	$3,466	$2,706	$22,734	$1,765,116

	December 31, 2023
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,602	$518	$130	$-	$1,839	$223,089
Residential real estate:
Residential	437,471	1,173	341	-	4,602	443,587
Construction	3,264	-	-	-	-	3,264
Commercial real estate:
Commercial	831,375	4,360	-	134	19,000	854,869
Construction	110,727	2,326	671	-	1,268	114,992
Home equities	77,080	1,906	655	-	515	80,156
Consumer and other	959	27	3	-	-	989
Total Loans	$1,681,478	$10,310	$1,800	$134	$27,224	$1,720,946

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

The following tables present the activity in the allowance for credit losses according to portfolio segment for the three month periods ended June 30, 2024 and 2023.

	Three months ended June 30, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit losses:
Beginning balance	$5,315	$12,547	$9	$4,063	$353	$22,287
Charge-offs	-	-	(83)	-	-	(83)
Recoveries	2	-	3	56	-	61
Provision	438	76	79	(346)	50	297
Ending balance	$5,755	$12,623	$8	$3,773	$403	$22,562

*Includes construction loans

	Three months ended June 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit losses:
Beginning balance	$5,267	$12,554	$4	$3,378	$320	$21,523
Charge-offs	-	-	(49)	(1)	(25)	(75)
Recoveries	20	-	16	-	-	36
Provision	(314)	79	36	88	(5)	(116)
Ending balance	$4,973	$12,633	$7	$3,465	$290	$21,368

* Includes construction loans

The following tables present the activity in the allowance for credit losses according to portfolio segment for the six month periods ended June 30, 2024 and 2023.

	Six months ended June 30, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$5,241	$12,548	$8	$3,883	$434	$22,114
Charge-offs	(66)	-	(117)	-	-	(183)
Recoveries	3	-	6	59	-	68
Provision	577	75	111	(169)	(31)	563
Ending balance	$5,755	$12,623	$8	$3,773	$403	$22,562

*Includes construction loans

	Six months ended June 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	-	-	(79)	(1)	(25)	(105)
Recoveries	51	-	19	-	-	70
Provision	(382)	(107)	61	(254)	(88)	(770)
Ending balance	$4,973	$12,633	$7	$3,465	$290	$21,368

*Includes construction loans

The following tables present the allowance for credit losses and recorded investment on loans by segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	50	719	-	11	-	780

Collectively evaluated for impairment	5,705	11,904	8	3,762	403	21,782
Total	$5,755	$12,623	$8	$3,773	$403	$22,562

Loans:
Ending balance:

Individually evaluated for impairment	1,586	17,958	-	5,914	954	26,412

Collectively evaluated for impairment	255,138	962,102	974	442,321	79,373	1,739,908
Total	$256,724	$980,060	$974	$448,235	$80,327	$1,766,320

* Includes construction loans

	December 31, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	36	719	-	-	-	755

Collectively evaluated for impairment	5,205	11,829	8	3,883	434	21,359
Total	$5,241	$12,548	$8	$3,883	$434	$22,114

Loans:
Ending balance:

Individually evaluated for impairment	1,869	23,044	-	5,146	761	30,820

Collectively evaluated for impairment	221,231	946,144	1,066	441,897	80,651	1,690,989
Total	$223,100	$969,188	$1,066	$447,043	$81,412	$1,721,809

* Includes construction loans

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

				Three Months Ended	Six Months Ended
	June 30, 2024			June 30, 2024	June 30, 2024
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized	Interest Income Recognized
	(in thousands)
Commercial and industrial	$50	$1,486	$1,536	$1	$1
Residential real estate:
Residential	157	5,274	5,431	10	13
Construction	-	-	-	-	-
Commercial real estate:
Commercial	6,570	7,261	13,831	24	24
Construction	1,268	-	1,268	-	-
Home equities	-	668	668	1	3
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$8,045	$14,689	$22,734	$36	$41

				Three Months Ended	Six Months Ended
	June 30, 2023			June 30, 2023	June 30, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized	Interest Income Recognized
	(in thousands)
Commercial and industrial	$-	$1,982	$1,982	$12	$12
Residential real estate:
Residential	93	3,607	3,700	4	12
Construction	-	-	-	-	-
Commercial real estate:
Commercial	-	6,055	6,055	72	72
Construction	1,268	7,092	8,360	-	-
Home equities	-	305	305	-	-
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$1,361	$19,041	$20,402	$88	$96

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of June 30, 2024 and December 31, 2023 there were $17 million and $27 million, respectively, of collateral-dependent loans secured mainly by real estate and equipment. There have been no significant changes to the collateral that secures the collateral-dependent assets.

Modifications to Borrowers Experiencing Financial Difficulty

The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The tables below detail the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and six month periods ended June 30, 2024 and June 30, 2023:

	Three months ended			Six months ended
	June 30, 2024			June 30, 2024

(in thousands)	Term Extension	Total Class of Receivable		Term Extension	Total Class of Receivable
Commercial and industrial	$-	-%		$-	-%
Residential real estate:
Residential	228	0.05		547	0.12
Construction	-	-		-	-
Commercial real estate:
Home equities	-	-		-	-
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$228	0.01%		$547	0.03%

	Three months ended			Six months ended
	June 30, 2023			June 30, 2023

(in thousands)	Term Extension	Total Class of Receivable		Term Extension	Total Class of Receivable
Commercial and industrial	$-	-%		$-	-%
Residential real estate:
Residential	-	-		104	0.00
Construction	-	-		-	-
Commercial real estate:
Home equities	-	-		-	-
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$-	-%		$104	0.00%

The financial impacts of the residential mortgage modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 were maturity extensions of six months. Residential mortgage loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 were maturity extensions ranging from 159 months to 164 months.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of June 30, 2024 and June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first six months of 2024 and 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties were current during the first six months of 2024 and 2023.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and six month periods ended June 30, 2024 the Company had an average of 4,425 and 7,882 dilutive shares outstanding, respectively. For the three and six month periods ended June 30, 2023 the company had an average of 6,565 and 19,835 diluted shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and six month periods ended June 30, 2024, there was an average of 77,790 and 77,935 potentially anti-dilutive shares outstanding, respectively. Potentially anti-dilutive shares outstanding were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2024 and 2023:

	Balance at March 31, 2024	Net Change	Balance at June 30, 2024
	(in thousands)
Net unrealized loss on investment securities	$(43,234)	$(347)	$(43,581)
Net defined benefit pension plan adjustments	(1,512)	16	(1,496)
Total	$(44,746)	$(331)	$(45,077)

	Balance at March 31, 2023	Net Change	Balance at June 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(43,713)	$(4,294)	$(48,007)
Net defined benefit pension plan adjustments	(1,910)	20	(1,890)
Total	$(45,623)	$(4,274)	$(49,897)

	Balance at December 31, 2023	Net Change	Balance at June 30, 2024
	(in thousands)
Net unrealized loss on investment securities	$(40,741)	$(2,840)	$(43,581)
Net defined benefit pension plan adjustments	(1,530)	34	(1,496)
Total	$(42,271)	$(2,806)	$(45,077)

	Balance at December 31, 2022	Net Change	Balance at June 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$(659)	$(48,007)
Net defined benefit pension plan adjustments	(1,930)	40	(1,890)
Total	$(49,278)	$(619)	$(49,897)

	Three months ended June 30, 2024			Three months ended June 30, 2023
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(344)	$(3)	$(347)	$(5,802)	$1,508	$(4,294)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	-	-	-
Amortization of actuarial loss	25	(9)	16	27	(7)	20
Net change	25	(9)	16	27	(7)	20

Other comprehensive loss	$(319)	$(12)	$(331)	$(5,775)	$1,501	$(4,274)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment
securities:
Unrealized loss on investment
securities	$(3,708)	$868	$(2,840)	$(918)	$259	$(659)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	-	-	-
Amortization of actuarial loss	50	(16)	34	54	(14)	40
Net change	50	(16)	34	54	(14)	40

Other comprehensive loss	$(3,658)	$852	$(2,806)	$(864)	$245	$(619)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and six month periods ended June 30, 2024 and 2023:

	Three months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2024	2023	2024	2023

Service cost	$-	$-	$31	$36
Interest cost	57	63	62	63
Expected return on plan assets	(63)	(67)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	25	27	-	-
Net periodic cost (benefit)	$19	$23	$93	$99

	Six months ended June 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2024	2023	2024	2023

Service cost	$-	$-	$62	$72
Interest cost	114	125	125	125
Expected return on plan assets	(127)	(134)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	50	54	-	-
Net periodic cost (benefit)	$37	$45	$187	$197

The components of net periodic cost other than the service cost component are included in the line item “other expense” in the income statement.

7. REVENUE RECOGNITION OF NON-INTEREST INCOME

Insurance Service and Fees: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank.

As a result of the sale of TEA in November 2023, insurance services revenue recognized during 2024 is a result of services provided by the Banks’ wealth management department. TEA and the Bank’s wealth management activity are both included in the comparative 2023 balances. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K for more information on the sale of TEA.

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

•TEA earned commission revenue from selling commercial and personal property and casualty (“P&C”) insurance as well as employee benefits solutions to commercial customers.

TEA had agreements with various insurance companies to sell policies to customers on behalf of the carriers. The performance obligation for TEA was to sell annual P&C policies to commercial customers and consumers. This performance obligation was met when a new policy was sold or when an existing policy renewed. The policies were generally one year terms. In the agreements with the respective insurance companies, a commission rate was agreed upon.  The commission was recognized at the time of the sale of the policy or when a policy renewed.

TEA had signed contracts with insurance carriers that enabled TEA to sell benefit plans to commercial customers on behalf of the insurance carriers. The performance obligation for TEA was to sell the plans to commercial customers. After the initial sale when the customer signed an agreement to purchase the offered benefit plan, the performance obligation was met each month when a customer continues utilizing benefit plans from the carrier. The customer did not commit to a specific length of time with the carrier. In the agreements with the respective insurance companies, a commission rate was agreed upon. Revenue was recognized each month when the customer continued with the benefit plan sold by TEA.

•TEA earned contingent profit sharing revenue. The insurance companies measured the loss ratio for TEA’s customers and pay TEA according to how profitable TEA customers were.

TEA had signed written agreements with insurance carriers that documented payouts to TEA based on the loss ratios of its customers. The performance obligation for TEA was to maintain a customer base with loss ratios below the agreed upon thresholds. In the contracts with the insurance companies, payout rates based on loss ratios were documented. The consideration was variable as loss ratios vary based on customer experience.  TEA’s performance obligation was over the course of the year as its customers’ performance with insurance carriers was measured throughout the year as losses occur. Due to the variable nature of contingent profit sharing revenue, TEA accrued contingent profit sharing revenue throughout the year based on historical results. As loss events occurred and overall performance became known to TEA, accrual adjustments were made until the cash was ultimately received.

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

A disaggregation of the total insurance service and other fees for the three and six months ended June 30, 2024 and 2023 is provided in the tables below:

	Three months ended June 30,
	2024	2023
	(in thousands)
Commercial property and casualty insurance commissions	$-	$1,164
Personal property and casualty insurance commissions	-	999
Employee benefits sales commissions	-	167
Profit sharing and contingent revenue	-	198
Wealth management and other financial services	176	162
Other insurance-related revenue	-	30
Total insurance service and other fees	$176	$2,720

	Six months ended June 30,
	2024	2023
	(in thousands)
Commercial property and casualty insurance commissions	$-	$2,053
Personal property and casualty insurance commissions	-	1,738
Employee benefits sales commissions	-	361
Profit sharing and contingent revenue	-	626
Wealth management and other financial services	325	288
Other insurance-related revenue	-	83
Total insurance service and other fees	$325	$5,149

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2024
Securities available-for-sale:
US treasuries and government agencies	$-	$90,393	$-	$90,393
States and political subdivisions	-	5,419	-	5,419
Mortgage-backed securities	-	167,928	-	167,928

December 31, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$96,240	$-	$96,240
States and political subdivisions	-	6,029	-	6,029
Mortgage-backed securities	-	173,411	-	173,411

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a nonrecurring basis June 30, 2024 and December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

June 30, 2024
Collateral dependent individually analyzed loans	$-	$-	$7,258	$7,258

December 31, 2023
Collateral dependent individually analyzed loans	$-	$-	$7,147	$7,147

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

The Company has an appraisal policy in which appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All individually analyzed commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be individually analyzed, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and individually analyzed for at least one year or more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.  Collateral dependent individually analyzed loans had a gross value of $8.0 million, with an allowance for credit loss of $0.8 million, at June 30, 2024 compared with $7.9 million and $0.8 million, respectively, at December 31, 2023.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$126,283	$126,283	$23,467	$23,467
Level 2:
Available for sale securities	263,740	263,740	275,680	275,680
FHLB and FRB stock	8,049	N/A	8,011	N/A
Level 3:
Held to maturity securities	3,626	3,554	2,059	1,988
Loans, net	1,742,554	1,648,773	1,698,832	1,606,666

Financial liabilities:
Level 1:
Demand deposits	$397,535	$397,535	$390,238	$390,238
NOW deposits	382,513	382,513	345,279	345,279
Savings deposits	710,596	710,596	649,621	649,621
Level 2:
Securities sold under agreement to
repurchase	7,684	7,684	9,475	9,475
Other borrowed funds	129,006	128,621	145,123	145,055
Subordinated debt	31,228	30,038	31,177	29,563
Level 3:
Time deposits	400,897	399,900	333,623	331,675

9. SEGMENT INFORMATION

Prior to the sale of TEA, the Company was comprised of two primary business segments, banking and insurance agency activities. For comparative purposes the following tables set forth information regarding these segments for the three and six month periods ended June 30, 2024 and 2023. For further information on the sale of TEA see Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K.

	Three months ended June 30, 2024
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$14,320	$-	$14,320
Provision for credit losses	297	-	297
Net interest income after
provision for credit losses	14,023	-	14,023
Insurance service and fees	176	-	176
Other non-interest income	2,224	-	2,224
Amortization expense	4	-	4
Other non-interest expense	12,554	-	12,554
Income before income taxes	3,865	-	3,865
Income tax provision	919	-	919
Net income	$2,946	$-	$2,946

	Three months ended June 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$15,681	$-	$15,681
Provision for credit losses	(116)	-	(116)
Net interest income after
provision for credit losses	15,797	-	15,797
Insurance service and fees	153	2,567	2,720
Other non-interest income	1,981	-	1,981
Amortization expense	5	95	100
Other non-interest expense	12,225	1,847	14,072
Income before income taxes	5,701	625	6,326
Income tax provision	1,241	153	1,394
Net income	$4,460	$472	$4,932

	Six months ended June 30, 2024
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$28,227	$-	$28,227
Provision for credit losses	563	-	563
Net interest income after
provision for credit losses	27,664	-	27,664
Insurance service and fees	325	-	325
Other non-interest income	4,342	-	4,342
Amortization expense	8	-	8
Other non-interest expense	25,477	-	25,477
Income before income taxes	6,846	-	6,846
Income tax provision	1,566	-	1,566
Net income	$5,280	$-	$5,280

	Six months ended June 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$33,006	$-	$33,006
Provision for credit losses	(770)	-	(770)
Net interest income after
provision for credit losses	33,776	-	33,776
Insurance service and fees	276	4,873	5,149
Other non-interest income	3,665	-	3,665
Amortization expense	10	190	200
Other non-interest expense	24,782	3,692	28,474
Income before income taxes	12,925	991	13,916
Income tax provision	2,948	236	3,184
Net income	$9,977	$755	$10,732

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

	June 30,	December 31,
	2024	2023
	(in thousands)

Commitments to extend credit	$429,683	$431,085
Standby letters of credit	4,425	3,883
Total	$434,108	$434,968

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments during the first six months of 2024 and 2023.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. The Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. The following accounting standards have been recently issued but are not yet required to be adopted as of June 30, 2024. Management is currently evaluating the effect of the updated guidance these accounting standards will have on the Company’s financial statement disclosures.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment which affect the Company’s margins or the fair value of financial instruments; the cost and availability of funds; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; credit losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s control and are difficult to predict.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons of the quarter ended June 30, 2024 to the quarter ended June 30, 2023 as well as the trailing quarter ended March 31, 2024. Financial information for the quarters ended June 30, 2023 and March 31, 2024 can be found in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the SEC on August 1, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 2, 2024, respectively.

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

Significant accounting policies followed by the Company are presented in Note 1 – “Organization and Summary of Significant Accounting Policies” to the Audited Consolidated Financial Statements included in Item 8 in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024. These policies, along with the disclosures presented in the other Notes to the Company's Audited Consolidated Financial Statements contained in its Annual Report on Form 10-K and in this financial review, provide information on how significant assets and liabilities are presented in the Company’s Unaudited Consolidated Financial Statements and how those values are determined.

The more significant areas in which management of the Company applies critical assumptions and estimates includes the allowance for credit losses.

Allowance for Credit Losses

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At June 30, 2024 the ACL on loans totaled $22.6 million, compared to $21.4 million at June 30, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of June 30, 2024, December 31, 2023 and June 30, 2023, the ACL allocated to the total commercial portfolio was $17.9 million, $17.8 million and $17.6 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.7 million and $29.8 million at June 30, 2024. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2024 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.8 billion at June 30, 2024, and $1.7 billion at December 31, 2023 and June 30, 2023. Loans secured by real estate were $1.5 billion at June 30, 2024 and December 31, 2023 compared with $1.4 billion at June 30, 2023. Residential real estate loans, including construction loans, were $448 million at June 30, 2024 compared with $447 million at December 31, 2023, a $1 million, or less than 1%, increase, but a $7 million, or 2%, increase from June 30, 2023. Commercial real estate loans, including construction loans, were $980 million at June 30, 2024, $11 million or 1% higher than at December 31, 2023, and $60 million, or 7% higher than at June 30, 2023.

In the second quarter of 2024, residential mortgage originations were $15 million compared with originations of $10 million in the sequential first quarter and $10 million in the second quarter of 2023. The Company originated $25 million in residential mortgages in the first six months of 2024, compared with $18 million in the first six months of 2023. The Company sold $2 million of residential mortgages in the second quarter of 2024 compared with $3 million in the first quarter of 2024 and $3 million in the second quarter of 2023. During the first six months of 2024 and 2023 the Company sold $5 million and $4 million, respectively, of residential mortgages. Management decides whether to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The C&I portfolio was $257 million at June 30, 2024, representing a $34 million, or 15%, increase from December 31, 2023. When compared with June 30, 2023, C&I loans increased $28 million or 12%. Funding levels of C&I lines of credit have increased during the first six months of 2024, contributing to the growth in the C&I portfolio.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $25 million, or 1.42% of total loans outstanding at June 30, 2024, compared with $27 million, or 1.59% of total loans outstanding, as of December 31, 2023 and $28 million, or 1.66% of total loans outstanding, as of June 30, 2023.

During the second quarter of 2024 the Company had $6.9 million in other real estate owned previously included in nonaccrual loans.

Internal risk ratings are the credit quality indicators used by management to monitor credit risk in the Company’s commercial loan portfolio. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits. Commercial credits graded as “special mention” and “substandard” were $68 million at June 30, 2024, a $3 million decrease from $71 million at December 31, 2023, and a $6 million decrease from $74 million at June 30, 2023. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.

The Company recorded a $0.3 million provision for credit losses during the three months ended June 30, 2024, primarily due to loan growth as well as slower prepayment rates, partially offset by improving economic factors.

The allowance for credit losses totaled $22.6 million or 1.28% of total loans outstanding at June 30, 2024, compared with $22.1 million, or 1.28% of total loans outstanding as of December 31, 2023, and $21.4 million, or 1.28% of total loans outstanding at June 30, 2023.

Investing Activities

Total investment securities were $267 million at June 30, 2024, compared with $278 million at December 31, 2023 and $354 million at June 30, 2023. The decrease from the second quarter of 2023 was mainly due to the sale of $78 million of securities during the fourth quarter of 2023 as the company strategically repositioned the balance sheet. Interest-bearing deposits at banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $110 million at June 30, 2024 compared with $4 million at December 31, 2023, and $10 million at June 30, 2023. During the first quarter of 2024 management strategically strengthened the balance sheet by adding $55 million of brokered deposits at favorable rates and lengthened maturities of approximately $40 million in overnight borrowings to manage interest rate risk. As a result, interest-bearing deposits at banks increased significantly compared with the prior periods. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 19% of average interest-earning assets in the second quarter of 2024, 15% in the first quarter of 2024, and 19% in the second quarter of 2023.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 63% of total investment securities at June 30, 2024, 62% at December 31, 2023 and 55% at June 30, 2023. Tax-advantaged debt securities issued by state and political subdivisions as a percent of the total investment securities portfolio were 3% in the second quarter of 2024, 4% in the first quarter of 2024, and 2% in the second quarter of 2023.

The total net unrealized loss position of the available for sale investment portfolio was $59 million at June 30, 2024, compared with $55 million at December 31, 2023 and $65 million at June 30, 2023. The securities in an unrealized loss position at the end of the second quarter of 2024 generally reflected increased market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong. In addition, the Company has the ability and intent to hold these securities until their fair value recovers to their amortized cost.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at June 30, 2024 were $1.9 billion, a $173 million, or 10%, increase from December 31, 2023, and an increase of $105 million, or 6%, from June 30, 2023. The change from December 31, 2023 largely reflected an increase in brokered time deposits and deposits from municipal relationships. From a product perspective, deposit increases were in brokered time deposits of $55 million, municipal saving deposits of $40 million, NOW deposits of $37 million, consumer time deposits of $13 million, commercial savings deposits of $11 million, consumer savings of $10 million, and demand deposits of $7 million. When compared to last year’s second quarter, there were increases in NOW deposits of $79 million, brokered time deposits of $54 million, consumer time deposits of $32 million and municipal savings deposits of $17 million. Offsetting those increases were lower demand deposits of $45 million, commercial savings of $25 million and consumer savings of $9 million, compared to second quarter of 2023.

Total borrowings decreased from $145 million at December 31, 2023 to $129 million at June 30, 2024. At June 30, 2024 the Bank had $41 million in long-term Federal Home Loan Bank of New York (“FHLBNY”) advances compared with $6 million at December 31, 2023 and $6 million at June 30, 2023. As of June 30, 2024 the Bank did not have overnight borrowings at the FHLB compared with $53 million at December 31, 2023 and $34 million at June 30, 2023. As of June 30, 2024, advances up to $303 million could be drawn from the FHLB via the Company’s overnight line of credit. Additionally, the Bank has the ability to borrow from the Federal Reserve. The Bank had $88 million, $86 million, and $100 million in short-term borrowings with the Federal Reserve at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

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

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net(1)	$1,715,280	$24,009	5.63%	$1,646,502	$21,602	5.26%
Taxable securities	268,844	1,736	2.60%	366,568	2,252	2.46%
Tax-exempt securities	7,010	66	3.79%	7,354	54	2.95%
Interest bearing deposits at banks	137,442	2,004	5.86%	7,235	80	4.44%

Total interest-earning assets	2,128,576	$27,815	5.26%	2,027,659	$23,988	4.75%

Non interest-earning assets:

Cash and due from banks	17,245			13,547
Premises and equipment, net	15,061			16,428
Other assets	91,151			99,818

Total Assets	$2,252,033			$2,157,452

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$374,910	$2,328	2.50%	$281,910	$869	1.24%
Savings	718,627	4,513	2.53%	776,020	3,058	1.58%
Time deposits	399,476	4,488	4.52%	304,575	2,353	3.10%
Other borrowed funds	130,962	1,582	4.86%	116,524	1,429	4.92%
Subordinated debt	31,214	554	7.14%	31,111	541	6.97%
Securities sold U/A to repurchase	6,680	30	1.81%	15,703	57	1.46%

Total interest-bearing liabilities	1,661,869	$13,495	3.27%	1,525,843	$8,307	2.18%

Noninterest-bearing liabilities:
Demand deposits	395,876			451,990
Other	19,885			18,532
Total liabilities	$2,077,630			$1,996,365

Stockholders' equity	174,403			161,087

Total Liabilities and Equity	$2,252,033			$2,157,452

Net interest income		$14,320			$15,681

Net interest margin			2.71%			3.10%

Interest rate spread			1.99%			2.57%

(1) Other loan fees included in interest earned were not material during the three months ended June 30, 2024 and 2023.

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net(1)	$1,709,300	$47,538	5.59%	$1,643,847	$42,488	5.21%
Taxable securities	272,080	3,455	2.55%	368,671	4,546	2.49%
Tax-exempt securities	6,334	113	3.59%	9,431	143	3.06%
Interest bearing deposits at banks	78,165	2,083	5.36%	8,523	176	4.16%

Total interest-earning assets	2,065,879	$53,189	5.18%	2,030,472	$47,353	4.70%

Non interest-earning assets:

Cash and due from banks	17,717			15,163
Premises and equipment, net	15,195			16,662
Other assets	86,141			100,026

Total Assets	$2,184,932			$2,162,323

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$361,409	$4,317	2.40%	$271,135	$1,352	1.01%
Regular savings	688,642	8,204	2.40%	786,349	4,918	1.26%
Time deposits	370,917	8,096	4.39%	281,283	4,026	2.89%
Other borrowed funds	129,046	3,169	4.94%	125,570	2,925	4.70%
Subordinated debt	31,201	1,106	7.13%	31,099	1,066	6.91%
Securities sold U/A to repurchase	7,656	70	1.84%	11,499	60	1.05%

Total interest-bearing liabilities	1,588,871	$24,962	3.16%	1,506,935	$14,347	1.92%

Noninterest-bearing liabilities:
Demand deposits	399,964			477,824
Other	20,414			19,505
Total liabilities	$2,009,249			$2,004,264

Stockholders' equity	175,683			158,059

Total Liabilities and Equity	$2,184,932			$2,162,323

Net interest income		$28,227			$33,006

Net interest margin			2.75%			3.28%

Interest rate spread			2.02%			2.78%

(1) Other loan fees included in interest earned were not material during the six months ended June 30, 2024 and 2023.

Net Income

Net income was $2.9 million, or $0.53 per diluted share, in the second quarter of 2024, compared with $2.3 million, or $0.42 per diluted share in the first quarter of 2024 and $4.9 million, or $0.90 per diluted share, in last year’s second quarter. Net income for the second quarter of 2024 reflected an increase in net interest income of $0.4 million, an increase in non-interest income of $0.1 million, and a decrease in non-interest expense of $0.4 million compared to the sequential first quarter. The change in net income from the prior-year period was due to lower net interest income of $1.4 million, an increase in loan provision of $0.4 million, and the impact of the sale of TEA.

Return on average equity was 6.76% for the second quarter of 2024, compared with 5.28% in the first quarter of 2024 and 12.25% in the second quarter of 2023.

Net income was $5.3 million, or $0.96 per diluted share, in the first six months of 2024, compared with $10.7 million, or $1.96 per diluted share in the first six months of 2023. The decrease from last year’s comparative period was due to lower net interest income of $4.8 million, a reduction of non-interest income of $4.1 million, and higher provision for credit losses of $1.3 million, partially offset by a decrease in non-interest expense of $3.2 million

Other Results of Operations – Quarterly Comparison

Net interest income of $14.3 million for the second quarter of 2024 increased $0.4 million, or 3%, from the first quarter of 2024, but decreased $1.4 million, or 9%, when compared with the prior year’s second quarter. The increase in net interest income over the first quarter was due to higher average loans and the Company’s investment strategy to strengthen the balance sheet at the end of the first quarter. The lower net interest income from the prior year’s second quarter was due to higher interest expense related to the increased cost of interest-bearing liabilities produced by competitive pricing on deposits.

Second quarter net interest margin of 2.71% decreased 8 basis points from the first quarter of 2024 and 39 basis points from the second quarter of 2023. The yield on loans increased 7 basis points compared with the sequential first quarter and 37 basis points year-over-year. The cost of interest-bearing liabilities was 3.27% compared with 3.04 % in the first quarter of 2024 and 2.18% in the second quarter of 2023.

The $0.3 million provision for credit losses during the second quarter of 2024 was largely due to loan growth as well as slower prepayment speeds, partially offset by improving economic factors.

Non-interest income was $2.4 million in the second quarter of 2024 compared with $2.3 million in the first quarter of 2024, and $4.7 million in the prior year’s second quarter. The decrease from the second quarter of 2023 was due to lower insurance service and fee revenue of $2.5 million mostly driven by the sale of TEA, partially offset by an increase in other income of $0.2 million.

Non-interest expense was $12.6 million in the second quarter of 2024 compared with $12.9 million in the first quarter of 2024 and $14.2 million in the second quarter of 2023. The $0.4 million decrease in non-interest expense from the first quarter of 2024 was primarily due to a decrease in salaries and employee benefits of $0.5 million, or 6%, partially offset by an increase in technology and communications expenses of $0.2 million. Included in salaries and employee benefits during the first quarter of 2024 was the funding of employee’s health savings accounts and payroll taxes that are typically higher in the first quarter.

The $1.6 million, or 11%, decrease in non-interest expense from the second quarter of 2023 was mostly due to a decrease of $1.5 million of salaries and employee benefits expense related to TEA, offset by higher incentive accruals of $0.2 million.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 75.11% in the second quarter of 2024, 79.92% in the first quarter of 2024, and 69.53% in the second quarter of 2023.

Income tax expense was $0.9 million, for an effective tax rate of 23.8 % in the second quarter of 2024 compared with 21.7% in the first quarter of 2024 and 22.0% in last year’s second quarter.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $28.2 million for the first six months of 2024, a $4.8 million or 14% decrease from the first six months of 2023.  The decrease from last year’s comparative period was due to higher cost of interest-bearing liabilities, partially offset by higher interest earned on loans and interest-bearing deposits at banks. Average loans and interest-bearing deposits at banks increased $65 million and $70 million, respectively, during the first six months of 2024 when compared to the prior year period.

The Company’s net interest margin of 2.75% in the first six months of 2024 was 53 basis points lower than the 3.28% margin in the first six months of 2023. The yield on loans during the first six months of 2024 increased 38 basis points, from 5.21% to 5.59% when compared with the first six months of 2023. In the first six months of 2024 the cost of interest-bearing liabilities increased 124 basis points to 3.16% when compared with the first six months of 2023. The rate paid on average time deposits increased from 2.89% in the first half of 2023 to 4.39% during the first six months of 2024. The rate paid on NOW deposits increased 139 basis points to 2.40% when compared with the first six months of 2023.

The Company recorded a $0.6 million provision for credit losses in the six-month period ended June 30, 2024 largely due to loan growth and slow down of prepayment rates, partially offset by improving economic factors, compared to a release of allowance for credit losses of $0.8 million for the six-month period ended June 30, 2023.

Non-interest income for the first six months of 2024 was $4.7 million compared with $8.8 million for the first six months of 2023. The prior year period included insurance service and fee revenue of $4.9 million earned by TEA. Partially offsetting the decrease in insurance service and fee income was income received from a historic tax credit of $0.2 million during the first six months of 2024.

Total non-interest expense decreased to $25.5 million in the first six months of 2024, $3.2 million, or 11%, lower than the six-month period ended June 30, 2023. Included in the prior-year period was $3.0 million of salaries and employee benefits costs attributed to TEA.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 77.5% in the first six months of 2024, compared with 68.6% during the prior-year period.

The Company recorded income tax expense of $1.6 million for the six-month period ended June 30, 2024, compared with $3.2 million in the first six months of 2023.   The effective tax rate for the first six months of 2024 and 2023 was 22.9%.

CAPITAL

The Company consistently maintains regulatory capital ratios above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.04% at June 30, 2024, compared with 10.52% at March 31, 2024 and 9.43% at June 30, 2023.

Book value per share was $32.15 at June 30, 2024 compared with $31.62 at March 31, 2024 and $29.12 at June 30, 2023. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, which have resulted in significant changes in unrealized gains and losses on investment securities. As of June 30, 2024, this amounted to $7.89 per share impact to book value. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

The Company has issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital. As of June 30, 2024, the Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding, which are considered Tier 1 capital and includable in total regulatory capital. As of June 30, 2024, the Company also had $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 outstanding. During 2020, $15 million of the proceeds from the sale of the notes was contributed to Evans Bank as Tier 1 capital.

While we are currently classified as “well capitalized”, an extended economic recession could adversely impact our reported and regulatory capital ratios. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt that was issued.

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of June 30, 2024, advances of up to $303 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve. At June 30, 2024 the Bank had $10 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At June 30, 2024, approximately 1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 17% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 63% of the investment portfolio at June 30, 2024, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity position each month by analyzing the cash needs of the Bank. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at June 30, 2024, the Company had net short-term liquidity of $226 million as compared with $333 million at December 31, 2023.

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
	(in thousands)

	June 30, 2024	December 31, 2023
Changes in interest rates

+200 basis points	$(3,440)	$(4,618)
+100 basis points	1,047	219

-100 basis points	(1,082)	(168)
-200 basis points	(2,218)	(310)

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No other changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	615	$29.04	N/A	N/A

May 1, 2024 - May 31, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	-	$-	N/A	N/A

June 1, 2024 - June 30, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	180,932
Employee transactions	615	$29.04	N/A	N/A

On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of June 30, 2024 was 180,932.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

(Not Applicable.)

ITEM 4 – MINE SAFETY DISCLOSURE

(Not Applicable.)

ITEM 5 – OTHER INFORMATION

During the six month period ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3a to the Company’s Registration Statement on Form S-4 (Registration No. 33-25321), as filed on November 7, 1988). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T)

3.2

Amended and Restated Bylaws of the Company, effective as of January 24, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Registration No. 001-35021) filed on January 30, 2023).

10.1	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 001-35021) filed on May 9, 2024).

10.2

Amendment to the 2020 Executive Incentive Retirement Plan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 001-35021) filed on May 9, 2024).

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – June 30, 2024 and December 31, 2023; (ii) Unaudited Consolidated Statements of Income – Three months ended June 30, 2024 and 2023; (iii) Unaudited Consolidated Statements of Income – Six months ended June 30, 2024 and 2023; (iv) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended June 30, 2024 and 2023; (v) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Six months ended June 30, 2024 and 2023; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended June 30, 2024 and 2023; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Six months ended June 30, 2024 and 2023; (viii) Unaudited Consolidated Statements of Cash Flows – Six months ended June 30, 2024 and 2023; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

August 8, 2024

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

August 8, 2024

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)