Form 10-Q
period 2024-09-30
EVANS BANCORP INC
filed 2024-11-08
CIK 842518

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.50 par value, 5,534,239 shares as of October 31, 2024.

INDEX

EVANS BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$20,786	$19,669
Interest-bearing deposits at banks	107,296	3,798
Securities:
Available for sale, at fair value	271,232	275,680
Held to maturity, at amortized cost	4,376	2,059
(fair value: $4,351 at September 30, 2024; $1,988 at December 31, 2023)
Federal Home Loan Bank common stock, at cost	4,396	4,914
Federal Reserve Bank common stock, at cost	3,690	3,097
Loans, net of allowance for credit losses of $23,091 at September 30, 2024
and $22,114 at December 31, 2023	1,764,866	1,698,832
Properties and equipment, net of accumulated depreciation of $13,747 at September 30, 2024
and $12,538 at December 31, 2023	14,467	15,397
Goodwill	1,768	1,768
Intangible assets	82	94
Bank-owned life insurance	43,509	42,758
Operating lease right-of-use asset	4,062	3,781
Other assets	39,476	36,816

TOTAL ASSETS	$2,280,006	$2,108,663

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$435,358	$390,238
NOW	372,462	345,279
Savings	706,849	649,621
Time	386,049	333,623
Total deposits	1,900,718	1,718,761

Securities sold under agreement to repurchase	8,282	9,475
Other borrowings	128,000	145,123
Operating lease liability	4,314	4,063
Other liabilities	21,591	21,845
Subordinated debt	31,254	31,177
Total liabilities	2,094,159	1,930,444

STOCKHOLDERS' EQUITY:
Common stock, $0.50 par value, 10,000,000 shares authorized; 5,609,507 and 5,601,308 shares issued at
September 30, 2024 and December 31, 2023, respectively, and 5,534,239 and 5,499,772 shares outstanding at
September 30, 2024 and December 31, 2023, respectively.	2,807	2,803
Capital surplus	83,009	82,712
Treasury stock, at cost, 75,268 and 101,536 shares at September 30, 2024 and
December 31, 2023, respectively	(2,576)	(3,656)
Retained earnings	139,297	138,631
Accumulated other comprehensive loss, net of tax	(36,690)	(42,271)
Total stockholders' equity	185,847	178,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,280,006	$2,108,663

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands, except share and per share amounts)
	Three Months Ended September 30,
	2024	2023
INTEREST INCOME
Loans	$25,393	$21,936
Interest-bearing deposits at banks	1,567	132
Securities:
Taxable	1,673	2,173
Non-taxable	65	51
Total interest income	28,698	24,292
INTEREST EXPENSE
Deposits	11,495	7,544
Other borrowings	1,600	1,932
Subordinated debt	559	560
Total interest expense	13,654	10,036
NET INTEREST INCOME	15,044	14,256
PROVISION FOR (RECAPTURE OF) CREDIT LOSSES	570	506
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	14,474	13,750
NON-INTEREST INCOME
Deposit service charges	699	665
Insurance service and fees	186	3,498
Bank-owned life insurance	253	239
Interchange fee income	529	516
Gain on sale of other real estate owned	598	-
Other	729	638
Total non-interest income	2,994	5,556
NON-INTEREST EXPENSE
Salaries and employee benefits	7,539	8,735
Occupancy	1,088	1,109
Advertising and public relations	327	348
Professional services	992	869
Technology and communications	1,423	1,517
Amortization of intangibles	4	100
FDIC insurance	340	350
Merger related	600	-
Other	1,274	1,379
Total non-interest expense	13,587	14,407
INCOME BEFORE INCOME TAXES	3,881	4,899
INCOME TAX PROVISION	938	1,281
NET INCOME	$2,943	$3,618
Net income per common share-basic	$0.53	$0.66
Net income per common share-diluted	$0.53	$0.66
Weighted average number of common shares outstanding	5,527,343	5,481,566
Weighted average number of diluted shares outstanding	5,542,694	5,490,600

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands, except share and per share amounts)
	Nine Months Ended September 30,
	2024	2023
INTEREST INCOME
Loans	$72,931	$64,424
Interest-bearing deposits at banks	3,650	308
Securities:
Taxable	5,128	6,719
Non-taxable	178	194
Total interest income	81,887	71,645
INTEREST EXPENSE
Deposits	32,112	17,840
Other borrowings	4,839	4,917
Subordinated debt	1,665	1,626
Total interest expense	38,616	24,383
NET INTEREST INCOME	43,271	47,262
PROVISION FOR (RECAPTURE OF) CREDIT LOSSES	1,133	(264)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	42,138	47,526
NON-INTEREST INCOME
Deposit service charges	2,047	1,923
Insurance service and fees	511	8,648
Bank-owned life insurance	751	702
Interchange fee income	1,500	1,537
Gain on sale of other real estate owned	598	-
Other	2,254	1,561
Total non-interest income	7,661	14,371
NON-INTEREST EXPENSE
Salaries and employee benefits	22,706	26,796
Occupancy	3,334	3,428
Advertising and public relations	752	911
Professional services	2,757	2,560
Technology and communications	4,428	4,414
Amortization of intangibles	12	300
FDIC insurance	965	1,050
Merger related	600	-
Other	3,518	3,623
Total non-interest expense	39,072	43,082
INCOME BEFORE INCOME TAXES	10,727	18,815
INCOME TAX PROVISION	2,504	4,465
NET INCOME	$8,223	$14,350
Net income per common share-basic	$1.49	$2.63
Net income per common share-diluted	$1.49	$2.62
Weighted average number of common shares outstanding	5,520,291	5,464,741
Weighted average number of diluted shares outstanding	5,531,680	5,481,514

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
	Three Months Ended September 30,
	2024	2023

NET INCOME	$2,943	$3,618
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities:	8,370	(8,813)
Defined benefit pension plans:
Amortization of prior service cost	-	-
Amortization of actuarial loss	17	20
Total	17	20
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:	8,387	(8,793)
COMPREHENSIVE INCOME (LOSS)	$11,330	$(5,175)

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
	Nine Months Ended September 30,
	2024	2023

NET INCOME	$8,223	$14,350
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	5,530	(9,472)
Defined benefit pension plans:
Amortization of prior service cost	-	-
Amortization of actuarial loss	51	60
Total	51	60
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5,581	(9,412)
COMPREHENSIVE INCOME	$13,804	$4,938

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, June 30, 2023	$2,795	$81,777	$128,465	$(49,897)	$(3,656)	$159,484
Net Income			3,618			3,618
Other comprehensive loss				(8,793)		(8,793)
Cash dividends ($0.66 per common share)			(3,615)			(3,615)
Stock compensation expense		238				238
Issued 2,360 restricted shares/units, net of forfeitures	-	-				-
Issued 113 shares in stock option exercises	1	2				3
Balance, September 30, 2023	$2,796	$82,017	$128,468	$(58,690)	$(3,656)	$150,935

Balance, June 30, 2024	$2,807	$82,700	$140,107	$(45,077)	$(2,888)	$177,649
Net Income			2,943			2,943
Other comprehensive income				8,387		8,387
Cash dividends ($0.66 per common share)			(3,648)			(3,648)
Stock compensation expense		292				292
Reissued 8,250 shares in stock option exercises	-	-	(105)		312	207
Issued 832 shares in stock option exercises		17				17
Forfeitures of 680 shares of restricted stock						-
Balance, September 30, 2024	$2,807	$83,009	$139,297	$(36,690)	$(2,576)	$185,847

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands, except share and per share amounts)
				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993
Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	$2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			14,350			14,350
Other comprehensive loss				(9,412)		(9,412)
Cash dividends ($1.32 per common share)			(7,212)			(7,212)
Stock compensation expense		772				772
Reissued 6,228 restricted shares		(235)			235	-
Issued 12,534 shares in stock option exercises	7	116				123
Issued 14,135 restricted shares, net of forfeitures	6	(6)				-
Issued 4,545 shares in Dividend Reinvestment Plan	2	152				154
Issued 9,101 shares in Employee Stock Purchase Plan	6	187				193
Balance, September 30, 2023	$2,796	$82,017	$128,468	$(58,690)	$(3,656)	$150,935

Balance, December 31, 2023	$2,803	$82,712	$138,631	$(42,271)	$(3,656)	$178,219
Net Income			8,223			8,223
Other comprehensive income				5,581		5,581
Cash dividends ($1.32 per common share)			(7,282)			(7,282)
Stock compensation expense		913				913
Repurchased 7,000 shares of Common Stock		-			(204)	(204)
Issued 3,365 shares in stock option exercises	2	48				50
Reissued 26,803 restricted shares, net of forfeitures	-	(798)	(170)		968	-
Reissued 8,404 shares in stock option exercises	-	(4)	(105)		316	207
Issued 4,834 shares in Dividend Reinvestment Plan	2	138				140
Balance, September 30, 2024	$2,807	$83,009	$139,297	$(36,690)	$(2,576)	$185,847

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Interest received	$81,035	$71,171
Fees received	6,283	12,501
Interest paid	(38,125)	(23,372)
Cash paid to employees and vendors	(39,387)	(43,228)
Income taxes paid	(8,963)	(7,669)
Proceeds from sale of loans held for sale	15,089	7,498
Originations of loans held for sale	(14,732)	(7,341)

Net cash provided by operating activities	$1,200	$9,560

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	$(2,616)	$-
Proceeds from sales, maturities, calls, and payments	14,697	24,278
Held to maturity securities:
Purchases	(3,816)	(2,292)
Proceeds from maturities, calls, and payments	1,499	-
Purchases of Federal Reserve Bank Stock	(593)	(18)
Redemption of FHLB Stock	518	7,089
Additions to properties and equipment	(279)	(575)
Cash investment in tax credit	(674)	-
Proceeds from sales of assets	-	370
Proceeds from tax credit investment	155	12
Proceeds from the sale of other real estate owned	598	-
Net increase in loans	(66,324)	(31,528)

Net cash used by investing activities	$(56,835)	$(2,664)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings	$40,000	$-
Repayments from long-term borrowings	(6,078)	(13,374)
Repayments from short-term borrowings, net	(52,196)	(21,900)
Net increase in deposits	181,965	33,745
Dividends paid	(3,634)	(3,597)
Repurchase of treasury stock	(204)	-
Issuance of common stock	190	470
Reissuance of treasury stock	207	-

Net cash provided (used) in financing activities	$160,250	$(4,656)
Net increase in cash and cash equivalents	104,615	2,240

CASH AND CASH EQUIVALENTS:
Beginning of period	23,467	23,054
End of period	$128,082	$25,294

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands)
	Nine Months Ended September 30,
	2024	2023

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$8,223	$14,350

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	952	1,216
Deferred tax (benefit) expense	(457)	136
Provision for credit losses	1,133	(264)
Loss on sales of assets	-	31
Gain on the sale of other real estate owned	(598)	-
Gain on loans sold	(355)	(156)
Stock compensation expense	913	772
Proceeds from sale of loans held for sale	15,089	7,498
Originations of loans held for sale	(14,732)	(7,341)
Changes in assets and liabilities affecting cash flow:
Other assets	(3,091)	(2,042)
Other liabilities	(5,877)	(4,640)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,200	$9,560

See Notes to Unaudited Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

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

On September 9, 2024, Evans Bancorp, Inc. entered into an agreement and plan of merger with NBT Bancorp Inc. (“NBT”) and NBT Bank, National Association, pursuant to which NBT will acquire Evans Bancorp, Inc. Under the terms of the merger agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of NBT common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Evans, and is expected to close in the second quarter of 2025. Expenses related to the merger are included on the “merger related” expense line in the consolidated statements of income for the three and nine month periods ended September 30, 2024. For further information on the merger agreement, see the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2024.

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

The results of operations for the nine month period ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “10-K”).

2. SECURITIES

The amortized cost of securities and their approximate fair value at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$109,290	$-	$(14,888)	$94,402
States and political subdivisions	5,499	1	(136)	5,364
Total debt securities	$114,789	$1	$(15,024)	$99,766

Mortgage-backed securities:
FNMA	$63,317	$4	$(9,570)	$53,751
FHLMC	36,409	24	(4,879)	31,554
GNMA	38,977	1	(6,986)	31,992
SBA	19,122	-	(1,757)	17,365
CMO	46,080	-	(9,276)	36,804
Total mortgage-backed securities	$203,905	$29	$(32,468)	$171,466

Total securities designated as available for sale	$318,694	$30	$(47,492)	$271,232

Held to Maturity:
Debt securities
States and political subdivisions	$4,376	$23	$(48)	$4,351

Total securities designated as held to maturity	$4,376	$23	$(48)	$4,351

	December 31, 2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$114,152	$-	$(17,912)	$96,240
States and political subdivisions	6,258	2	(231)	6,029
Total debt securities	$120,410	$2	$(18,143)	$102,269

Mortgage-backed securities:
FNMA	$66,262	$2	$(11,294)	$54,970
FHLMC	36,743	-	(5,569)	31,174
GNMA	38,793	-	(7,683)	31,110
SBA	20,776	-	(2,291)	18,485
CMO	47,741	-	(10,069)	37,672
Total mortgage-backed securities	$210,315	$2	$(36,906)	$173,411

Total securities designated as available for sale	$330,725	$4	$(55,049)	$275,680

Held to Maturity:
Debt securities
States and political subdivisions	$2,059	$1	$(72)	$1,988

Total securities designated as held to maturity	$2,059	$1	$(72)	$1,988

Available for sale securities with a total fair value of $100 million and $172 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at September 30, 2024 and December 31, 2023, respectively.

The scheduled maturities of debt and mortgage-backed securities at September 30, 2024 are summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	September 30, 2024
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$737	$733
Due after one year through five years	46,954	44,103
Due after five years through ten years	43,102	37,201
Due after ten years	23,996	17,729
	$114,789	$99,766

Mortgage-backed securities
available for sale	$203,905	$171,466
Total	$318,694	$271,232

Debt securities held to maturity:

Due in one year or less	$2,751	$2,760
Due after one year through five years	497	489
Due after five years through ten years	1,128	1,102
Due after ten years	-	-
Total	$4,376	$4,351

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no gross realized gains or losses from sales of investment securities for the three and nine month periods ended September 30, 2024 and 2023.

Management has assessed the securities available for sale in an unrealized loss position at September 30, 2024 and determined that it expected to recover the amortized cost basis of its securities. As of September 30, 2024, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. As a result, the Company does not hold an allowance for credit losses relating to securities. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

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

Information regarding unrealized losses within the Company’s available for sale and held to maturity securities at September 30, 2024 and December 31, 2023 is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are related to market interest rate fluctuations and not indicative of credit loss.

	September 30, 2024

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	$-	$94,402	$(14,888)	$94,402	$(14,888)
States and political subdivisions	-	-	4,683	(136)	4,683	(136)
Total debt securities	$-	$-	$99,085	$(15,024)	$99,085	$(15,024)

Mortgage-backed securities:
FNMA	$-	$-	$53,397	$(9,570)	$53,397	$(9,570)
FHLMC	-	-	29,811	(4,879)	29,811	(4,879)
GNMA	1,263	(4)	30,594	(6,982)	31,857	(6,986)
SBA	-	-	17,364	(1,757)	17,364	(1,757)
CMO	-	-	36,803	(9,276)	36,803	(9,276)
Total mortgage-backed securities	$1,263	$(4)	$167,969	$(32,464)	$169,232	$(32,468)

Held to Maturity:
Debt securities:
States and political subdivisions	$-	$-	$512	$(48)	$512	$(48)

Total temporarily impaired
securities	$1,263	$(4)	$267,566	$(47,536)	$268,829	$(47,540)

	December 31, 2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$-	$-	$95,240	$(17,912)	$95,240	$(17,912)
States and political subdivisions	878	(2)	4,194	(229)	5,072	(231)
Total debt securities	$878	$(2)	$99,434	$(18,141)	$100,312	$(18,143)

Mortgage-backed securities:
FNMA	$-	$-	$54,831	$(11,294)	$54,831	$(11,294)
FHLMC	-	-	31,174	(5,569)	31,174	(5,569)
GNMA	-	-	31,110	(7,683)	31,110	(7,683)
SBA	-	-	18,485	(2,291)	18,485	(2,291)
CMO	-	-	37,674	(10,069)	37,674	(10,069)
Total mortgage-backed securities	$-	$-	$173,274	$(36,906)	$173,274	$(36,906)

Held to Maturity:
Debt securities:
States and political subdivisions	$444	$(1)	$643	$(71)	$1,087	$(72)

Total temporarily impaired
securities	$1,322	$(3)	$273,351	$(55,118)	$274,673	$(55,121)

3. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Composition

The following table presents selected information on the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2024	December 31, 2023
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$438,731	$443,788
Commercial and multi-family	880,014	854,565
Construction-Residential	5,579	3,255
Construction-Commercial	128,569	114,623
Home equities	78,916	81,412
Total real estate loans	1,531,809	1,497,643

Commercial and industrial loans	256,333	223,100
Consumer and other loans	1,006	1,066
Unaccreted yield adjustments*	(1,191)	(863)
Total gross loans	1,787,957	1,720,946

Allowance for credit losses	(23,091)	(22,114)

Loans, net	$1,764,866	$1,698,832

* Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

As of September 30, 2024, the outstanding principal balance and the carrying amount of acquired credit-deteriorated loans totaled $0.8 million and $0.7 million, respectively. There were no valuation allowances for specifically identified impairment attributable to acquired credit-deteriorated loans at September 30, 2024.

There were $920 million and $566 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of September 30, 2024 and December 31, 2023, respectively.

The Company may also sell certain fixed rate residential mortgages to FNMA, FHLMC and FHLB while maintaining the servicing rights for those mortgages. At September 30, 2024 and December 31, 2023, the Company had loan servicing portfolio principal balances of $118 million and $113 million, respectively, upon which it earned servicing fees. In the three and nine month periods ended September 30, 2024, the Company sold $9.2 million and $14.7 million, respectively, of residential mortgages. In the three and nine month period ended September 30, 2023, the Company sold $2.8 million and $7.3 million, respectively, of residential mortgages.

The fair value of the mortgage servicing rights for that portfolio was $1.0 million at September 30, 2024 and $1.1 million at December 31, 2023. There were no residential mortgages held for sale at September 30, 2024 and December 31, 2023.

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

The following tables summarize amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$43,661	$25,187	$31,532	$17,007	$10,133	$9,886	$89,118	$226,524
Special Mention	-	840	3,325	793	299	913	19,471	25,641
Substandard	68	-	420	141	10	399	3,148	4,186
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$43,729	$26,027	$35,277	$17,941	$10,442	$11,198	$111,737	$256,351

Current period gross writeoffs	$-	$59	$-	$-	$-	$8	$-	$67

Commercial real estate mortgages*
Risk rating
Pass	$96,703	$150,015	$189,900	$137,319	$93,621	$297,693	$-	$965,251
Special Mention	-	351	1,990	6,470	-	16,757	-	25,568
Substandard	-	-	5,415	11,939	-	524	-	17,878
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$96,703	$150,366	$197,305	$155,728	$93,621	$314,974	$-	$1,008,697

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$325	$376	$109	$18	$6	$12	$124	$970
Nonperforming	-	-	-	-	-	-	-	-
Total	$325	$376	$109	$18	$6	$12	$124	$970

Current period gross writeoffs	$139	$27	$-	$-	$-	$1	$-	$167

Residential mortgages*
Payment performance
Performing	$24,885	$37,212	$68,505	$94,023	$65,047	$149,362	$-	$439,034
Nonperforming	-	303	652	660	243	3,249	-	5,107
Total	$24,885	$37,515	$69,157	$94,683	$65,290	$152,611	$-	$444,141

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Home equities
Payment performance
Performing	$2,803	$6,169	$2,348	$388	$489	$2,267	$62,799	$77,263
Nonperforming	-	-	-	-	-	-	535	535
Total	$2,803	$6,169	$2,348	$388	$489	$2,267	$63,334	$77,798

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

*Includes construction loans

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$24,338	$42,967	$21,614	$12,174	$5,686	$6,539	$86,459	$199,777
Special Mention	10	1,955	2,739	510	268	1,867	11,705	19,054
Substandard	-	2	3	460	-	838	2,955	4,258
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$24,348	$44,924	$24,356	$13,144	$5,954	$9,244	$101,119	$223,089

Current period gross writeoffs	$-	$-	$-	$-	$4	$3	$-	$7

Commercial real estate mortgages*
Risk rating
Pass	$132,525	$194,197	$169,943	$95,264	$66,243	$263,628	$-	$921,800
Special Mention	-	6,634	397	861	9,988	8,094	-	25,974
Substandard	-	-	11,737	-	6,733	3,617	-	22,087
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$132,525	$200,831	$182,077	$96,125	$82,964	$275,339	$-	$969,861

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$597	$176	$27	$12	$13	$20	$144	$989
Nonperforming	-	-	-	-	-	-	-	-
Total	$597	$176	$27	$12	$13	$20	$144	$989

Current period gross writeoffs	$145	$18	$1	$-	$-	$1	$-	$165

Residential mortgages*
Payment performance
Performing	$37,536	$72,624	$100,308	$69,454	$17,829	$144,499	$-	$442,250
Nonperforming	156	270	576	351	204	3,044	-	4,601
Total	$37,692	$72,894	$100,884	$69,805	$18,033	$147,543	$-	$446,851

Current period gross writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$7,833	$2,768	$590	$588	$571	$2,126	$65,165	$79,641
Nonperforming	-	-	-	-	-	1	514	515
Total	$7,833	$2,768	$590	$588	$571	$2,127	$65,679	$80,156

Current period gross writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

*Includes construction loans

The amortized cost of criticized assets of $73 million included $6 million of loans in the Company’s hotel loan portfolio at September 30, 2024. At December 31, 2023 the amortized cost of criticized assets was $72 million including $19 million of loans in the Company’s hotel loan portfolio.

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due as of the dates indicated:

	September 30, 2024
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$248,252	$13	$-	$6,500	$1,586	$256,351
Residential real estate:
Residential	431,914	-	1,527	-	5,107	438,548
Construction	5,593	-	-	-	-	5,593
Commercial real estate:
Commercial	858,890	-	2,046	4,957	13,877	879,770
Construction	128,927	-	-	-	-	128,927
Home equities	76,114	870	279	-	535	77,798
Consumer and other	954	13	3	-	-	970
Total Loans	$1,750,644	$896	$3,855	$11,457	$21,105	$1,787,957

	December 31, 2023
	(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,602	$518	$130	$-	$1,839	$223,089
Residential real estate:
Residential	437,471	1,173	341	-	4,602	443,587
Construction	3,264	-	-	-	-	3,264
Commercial real estate:
Commercial	831,375	4,360	-	134	19,000	854,869
Construction	110,727	2,326	671	-	1,268	114,992
Home equities	77,080	1,906	655	-	515	80,156
Consumer and other	959	27	3	-	-	989
Total Loans	$1,681,478	$10,310	$1,800	$134	$27,224	$1,720,946

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

The following tables present the activity in the allowance for credit losses according to portfolio segment for the three month periods ended September 30, 2024 and 2023.

	Three months ended September 30, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit losses:
Beginning balance	$5,755	$12,623	$8	$3,773	$403	$22,562
Charge-offs	-	-	(50)	-	-	(50)
Recoveries	2	-	5	2	-	9
Provision	592	(92)	45	54	(29)	570
Ending balance	$6,349	$12,531	$8	$3,829	$374	$23,091

*Includes construction loans

	Three months ended September 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total

Allowance for credit losses:
Beginning balance	$4,973	$12,633	$7	$3,465	$290	$21,368
Charge-offs	(4)	-	(47)	-	-	(51)
Recoveries	6	-	5	7	5	23
Provision	61	280	42	102	21	506
Ending balance	$5,036	$12,913	$7	$3,574	$316	$21,846

* Includes construction loans

The following tables present the activity in the allowance for credit losses according to portfolio segment for the nine month periods ended September 30, 2024 and 2023.

	Nine months ended September 30, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$5,241	$12,548	$8	$3,883	$434	$22,114
Charge-offs	(67)	-	(167)	-	-	(234)
Recoveries	5	-	11	62	-	78
Provision	1,170	(17)	156	(116)	(60)	1,133
Ending balance	$6,349	$12,531	$8	$3,829	$374	$23,091

	Nine months ended September 30, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	(4)	-	(126)	(1)	(25)	(156)
Recoveries	59	-	23	6	5	93
Provision	(323)	173	104	(151)	(67)	(264)
Ending balance	$5,036	$12,913	$7	$3,574	$316	$21,846

*Includes construction loans

The following tables present the allowance for credit losses and recorded investment on loans by segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	208	540	-	12	-	760

Collectively evaluated for impairment	6,141	11,991	8	3,817	374	22,331
Total	$6,349	$12,531	$8	$3,829	$374	$23,091

Loans:
Ending balance:

Individually evaluated for impairment	1,961	15,921	-	5,855	816	24,553

Collectively evaluated for impairment	254,372	992,662	1,006	438,455	78,100	1,764,595
Total	$256,333	$1,008,583	$1,006	$444,310	$78,916	$1,789,148

* Includes construction loans

	December 31, 2023
	(in thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Ending balance:

Individually evaluated for impairment	36	719	-	-	-	755

Collectively evaluated for impairment	5,205	11,829	8	3,883	434	21,359
Total	$5,241	$12,548	$8	$3,883	$434	$22,114

Loans:
Ending balance:

Individually evaluated for impairment	1,869	23,044	-	5,146	761	30,820

Collectively evaluated for impairment	221,231	946,144	1,066	441,897	80,651	1,690,989
Total	$223,100	$969,188	$1,066	$447,043	$81,412	$1,721,809

* Includes construction loans

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

				Three Months Ended	Nine Months Ended
	September 30, 2024			September 30, 2024	September 30, 2024
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized	Interest Income Recognized
	(in thousands)
Commercial and industrial	$468	$1,118	$1,586	$30	$31
Residential real estate:
Residential	303	4,804	5,107	14	27
Construction	-	-	-	-	-
Commercial real estate:
Commercial	6,570	7,307	13,877	11	35
Construction	-	-	-	-	-
Home equities	-	535	535	-	3
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$7,341	$13,764	$21,105	$55	$96

				Three Months Ended	Nine Months Ended
	December 31, 2023			September 30, 2023	September 30, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized	Interest Income Recognized
	(in thousands)
Commercial and industrial	$73	$1,766	$1,839	$1	$13
Residential real estate:
Residential	-	4,602	4,602	22	34
Construction	-	-	-	-	-
Commercial real estate:
Commercial	6,568	12,432	19,000	147	219
Construction	1,268	-	1,268	-	-
Home equities	-	515	515	7	7
Consumer and other	-	-	-	-	-
Total nonaccrual loans	$7,909	$19,315	$27,224	$177	$273

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of September 30, 2024 and December 31, 2023 there were $19 million and $27 million, respectively, of collateral-dependent loans secured mainly by real estate and equipment.

Modifications to Borrowers Experiencing Financial Difficulty

The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The tables below detail the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the three and nine month periods ended September 30, 2024 and September 30, 2023:

	Three months ended		Nine months ended
	September 30, 2024		September 30, 2024

(in thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Commercial and industrial	$-	-%	$-	-%
Residential real estate:
Residential	78	0.02	625	0.14
Construction	-	-	-	-
Commercial real estate
Home equities	-	-	-	-
Consumer and other	-	-	-	-
Total nonaccrual loans	$78	0.00%	$625	0.03%

	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023

(in thousands)	Term Extension	Total Class of Receivable	Term Extension	Total Class of Receivable
Commercial and industrial	$451	0.20%	$451	0.20%
Residential real estate:
Residential	454	0.10	558	0.13%
Construction	-	-	-	-
Commercial real estate
Home equities	-	-	-	-
Consumer and other	-	-	-	-
Total nonaccrual loans	$905	0.05%	$1,009	0.06%

The financial impacts of the residential mortgage modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024 was a maturity extensions of 67 months. Residential mortgage modifications made to borrowers experiencing financial difficulties during the nine months ended September 30, 2024 were maturity extensions ranging from 6 months to 67 months. Commercial and industrial loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023, was a maturity extension of six months. Residential mortgage loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 were maturity extensions ranging from 159 months to 164 months.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of September 30, 2024 and September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first nine months of 2024 and 2023 that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties were current during the three and nine month periods of 2024 and 2023.

4. COMMON EQUITY AND EARNINGS PER SHARE DATA

The common stock per share information is based upon the weighted average number of shares outstanding during each period. For the three and nine month periods ended September 30, 2024 the Company had an average of 15,351 and 11,389 dilutive shares outstanding, respectively. For the three and nine month periods ended September 30, 2023 the company had an average of 9,034 and 16,773 diluted shares outstanding, respectively.

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and not included in calculating diluted earnings per share. For the three and nine month periods ended September 30, 2024, there was an average of 77,550 and 77,807 potentially anti-dilutive shares outstanding, respectively. Potentially anti-dilutive shares outstanding were not included in calculating diluted earnings per share because their effect was anti-dilutive.

5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2024 and 2023:

	Balance at June 30, 2024	Net Change	Balance at September 30, 2024
	(in thousands)
Net unrealized loss on investment securities	$(43,581)	$8,370	$(35,211)
Net defined benefit pension plan adjustments	(1,496)	17	(1,479)
Total	$(45,077)	$8,387	$(36,690)

	Balance at June 30, 2023	Net Change	Balance at September 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(48,007)	$(8,813)	$(56,820)
Net defined benefit pension plan adjustments	(1,890)	20	(1,870)
Total	$(49,897)	$(8,793)	$(58,690)

	Balance at December 31, 2023	Net Change	Balance at September 30, 2024
	(in thousands)
Net unrealized loss on investment securities	$(40,741)	$5,530	$(35,211)
Net defined benefit pension plan adjustments	(1,530)	51	(1,479)
Total	$(42,271)	$5,581	$(36,690)

	Balance at December 31, 2022	Net Change	Balance at September 30, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$(9,472)	$(56,820)
Net defined benefit pension plan adjustments	(1,930)	60	(1,870)
Total	$(49,278)	$(9,412)	$(58,690)

	Three months ended September 30, 2024			Three months ended September 30, 2023
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$11,291	$(2,921)	$8,370	$(11,904)	$3,091	$(8,813)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	-	-	-
Amortization of actuarial loss	25	(8)	17	27	(7)	20
Net change	25	(8)	17	27	(7)	20

Other comprehensive income (loss)	$11,316	$(2,929)	$8,387	$(11,877)	$3,084	$(8,793)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	(in thousands)			(in thousands)
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investment
securities:
Unrealized gain (loss) on investment
securities	$7,583	$(2,053)	$5,530	$(12,822)	$3,350	$(9,472)

Defined benefit pension plan
adjustments:
Amortization of prior service cost	-	-	-	-	-	-
Amortization of actuarial loss	75	(24)	51	81	(21)	60
Net change	75	(24)	51	81	(21)	60

Other comprehensive income (loss)	$7,658	$(2,077)	$5,581	$(12,741)	$3,329	$(9,412)

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

The following table presents the net periodic cost for the Bank’s defined benefit pension plan and supplemental executive retirement plan for the three and nine month periods ended September 30, 2024 and 2023:

	Three months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2024	2023	2024	2023

Service cost	$-	$-	$31	$36
Interest cost	57	62	63	62
Expected return on plan assets	(64)	(67)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	25	27	-	-
Net periodic cost	$18	$22	$94	$98

	Nine months ended September 30,

	(in thousands)
			Supplemental Executive
	Pension Benefits		Retirement Plan

	2024	2023	2024	2023

Service cost	$-	$-	$93	$108
Interest cost	171	187	188	187
Expected return on plan assets	(191)	(201)	-	-
Amortization of prior service cost	-	-	-	-
Amortization of the net loss	75	81	-	-
Net periodic cost	$55	$67	$281	$295

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

A disaggregation of the total insurance service and other fees for the three and nine months ended September 30, 2024 and 2023 is provided in the tables below:

	Three months ended September 30,
	2024	2023
	(in thousands)
Commercial property and casualty insurance commissions	$-	$1,670
Personal property and casualty insurance commissions	-	978
Employee benefits sales commissions	-	279
Profit sharing and contingent revenue	-	398
Wealth management and other financial services	186	147
Other insurance-related revenue	-	26
Total insurance service and other fees	$186	$3,498

	Nine months ended September 30,
	2024	2023
	(in thousands)
Commercial property and casualty insurance commissions	$-	$3,723
Personal property and casualty insurance commissions	-	2,716
Employee benefits sales commissions	-	640
Profit sharing and contingent revenue	-	1,024
Wealth management and other financial services	511	436
Other insurance-related revenue	-	109
Total insurance service and other fees	$511	$8,648

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

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents, for each of the fair-value hierarchy levels as defined in this footnote, those financial instruments which are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

September 30, 2024
Securities available-for-sale:
US treasuries and government agencies	$-	$94,402	$-	$94,402
States and political subdivisions	-	5,364	-	5,364
Mortgage-backed securities	-	171,466	-	171,466

December 31, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$96,240	$-	$96,240
States and political subdivisions	-	6,029	-	6,029
Mortgage-backed securities	-	173,411	-	173,411

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The following table presents qualitative information about Level 3 fair value measurements for financial instruments which are measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

September 30, 2024

(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	(Weighted Average)

Individually evaluated collateral dependent loans:

Commercial Real Estate	$6,030	Income approach	Capitalization rate	8.50%	8.50%

Commercial and industrial	$261	Cost approach	Book value	50.00%	50.00%

Residential Real Estate	$296	Sales comparison approach	Adjustment to comparables	(14%) - 1%	-4.60%

December 31, 2023

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	(Weighted Average)

Individually evaluated collateral dependent loans:

Commercial Real Estate	$7,110	Sales comparison approach	Adjustment to comparables	(0.6%) - 16%	8.82%
		Income approach	Capitalization rate	8.50%	8.50%

Commercial and industrial	$37	Sales comparison approach	Adjustment to comparables	N/A	N/A

Individually evaluated collateral dependent loans

When a loan is individually evaluated, it is valued at the lower of cost or fair value. Collateral dependent loans which are individually evaluated and carried at fair value have been partially charged off or receive provisions in the allowance for credit losses. For collateral dependent loans, fair value is generally based on appraisal values performed by licensed appraisers, except for certain circumstances in which book value is used. Appraisals have multiple valuation methodologies to arrive at the fair value, these methodologies include the sales comparison approach, cost approach, and the income capitalization approach. The methodology chosen is reliant on the data available, and adjustments are made by independent appraisers to reflect differences between the asset valued and the comparable data used. These adjustments result in Level 3 classification for determining fair value. Collateral may be adjusted or discounted based on management's historical knowledge, changes in market conditions, management's expertise, and knowledge of the customer and related business. Individually analyzed loans are evaluated on a quarterly basis for additional impairment, and valuations for collateral dependent loans are updated by a new independent appraisal or a validation of the existing appraisal by an internal licensed appraiser, in accordance with Company policy. Appraisals are obtained upon a commercial loan being downgraded on the Company’s internal loan rating scale to a special mention or a substandard depending on the amount of the loan, the type of loan and the type of collateral.  All individually analyzed commercial loans are graded substandard or worse on the internal loan rating scale.  For consumer loans, the Company obtains appraisals when a loan becomes 90 days past due or is determined to be individually analyzed, whichever occurs first.  Subsequent to the downgrade or reaching 90 days past due, if the loan remains outstanding and individually analyzed for at least one year or more, management may require another follow-up appraisal.  Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.

Three types of valuation techniques generally used: 1. Income approach valuations typically use the net operating income of the business divided by the capitalization rate as determined by the appraiser. Management applies a 10% discount to income approach values which management expects will cover disposition costs, including selling costs. 2. Sales comparison approach valuations typically use the values of similar sales of listings in the market area, adjusted for differences in the assets sold as determined by the appraiser. Management applies a 10% discount to income approach values which management expects will cover disposition costs, including selling costs. 3. Cost comparison approach valuations are based on either the existing book value in which appraisals are not obtained, or the cost necessary to replace or reproduce the asset based on current prices. Management applies a discount dependent on the underlying asset, according to policy which ranges from 10%-50%.

Collateral dependent individually evaluated loans had a gross value of $7.3 million, with an allowance for credit loss of $0.8 million, at September 30, 2024 compared with $7.9 million and $0.8 million, respectively, at December 31, 2023.

The table below depicts the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$128,082	$128,082	$23,467	$23,467
Level 2:
Available for sale securities	271,232	271,232	275,680	275,680
FHLB and FRB stock	8,086	N/A	8,011	N/A
Level 3:
Held to maturity securities	4,376	4,351	2,059	1,988
Loans, net	1,764,866	1,689,406	1,698,832	1,606,666

Financial liabilities:
Level 1:
Demand deposits	$435,358	$435,358	$390,238	$390,238
NOW deposits	372,462	372,462	345,279	345,279
Savings deposits	706,849	706,849	649,621	649,621
Level 2:
Securities sold under agreement to
repurchase	8,282	8,282	9,475	9,475
Other borrowed funds	128,000	129,231	145,123	145,055
Subordinated debt	31,254	30,462	31,177	29,563
Level 3:
Time deposits	386,049	384,850	333,623	331,675

9. SEGMENT INFORMATION

Prior to the sale of TEA, the Company was comprised of two primary business segments, banking and insurance agency activities. For comparative purposes the following tables set forth information regarding these segments for the three and nine month periods ended September 30, 2024 and 2023. For further information on the sale of TEA see Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of the 2023 Annual Report on Form 10-K.

	Three months ended September 30, 2024
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$15,044	$-	$15,044
Provision for credit losses	570	-	570
Net interest income after
provision for credit losses	14,474	-	14,474
Insurance service and fees	186	-	186
Other non-interest income	2,808	-	2,808
Amortization expense	4	-	4
Other non-interest expense	13,583	-	13,583
Income before income taxes	3,881	-	3,881
Income tax provision	938	-	938
Net income	$2,943	$-	$2,943

	Three months ended September 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$14,256	$-	$14,256
Provision for credit losses	506	-	506
Net interest income after
provision for credit losses	13,750	-	13,750
Insurance service and fees	121	3,377	3,498
Other non-interest income	2,058	-	2,058
Amortization expense	5	95	100
Other non-interest expense	12,527	1,780	14,307
Income before income taxes	3,397	1,502	4,899
Income tax provision	890	391	1,281
Net income	$2,507	$1,111	$3,618

	Nine months ended September 30, 2024
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$43,271	$-	$43,271
Provision for credit losses	1,133	-	1,133
Net interest income after
provision for credit losses	42,138	-	42,138
Insurance service and fees	511	-	511
Other non-interest income	7,150	-	7,150
Amortization expense	12	-	12
Other non-interest expense	39,060	-	39,060
Income before income taxes	10,727	-	10,727
Income tax provision	2,504	-	2,504
Net income	$8,223	$-	$8,223

	Nine months ended September 30, 2023
	Banking	Insurance Agency
	Activities	Activities	Total
	(in thousands)

Net interest income	$47,262	$-	$47,262
Provision for credit losses	(264)	-	(264)
Net interest income after
provision for credit losses	47,526	-	47,526
Insurance service and fees	398	8,250	8,648
Other non-interest income	5,723	-	5,723
Amortization expense	14	286	300
Other non-interest expense	37,311	5,471	42,782
Income before income taxes	16,322	2,493	18,815
Income tax provision	3,847	618	4,465
Net income	$12,475	$1,875	$14,350

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

	September 30,	December 31,
	2024	2023
	(in thousands)

Commitments to extend credit	$446,348	$431,085
Standby letters of credit	2,598	3,883
Total	$448,946	$434,968

Commitments to extend credit and standby letters of credit include some exposure to credit loss in the event of nonperformance by the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Company’s unaudited consolidated balance sheets. Because these instruments have fixed maturity dates, and because they may expire without being drawn upon, they do not necessarily represent cash requirements of the Bank. The Bank did not incur any losses on its commitments during the first nine months of 2024 and 2023.

Certain lending commitments for construction residential mortgage loans are considered derivative instruments under the guidelines of GAAP. The changes in the fair value of these commitments, due to interest rate risk, are not recorded on the consolidated balance sheets as the fair value of these derivatives is not considered to be material.

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. The Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures. The following accounting standards have been recently issued but are not yet required to be adopted as of September 30, 2024. Management is currently evaluating the effect of the updated guidance these accounting standards will have on the Company’s financial statement disclosures.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: our proposed merger with NBT Bancorp Inc. (“NBT”), which may not be consummated or may take longer or be more expensive to accomplish than expected, and which may divert our resources and management’s attention from ongoing business operations and opportunities; adverse changes in general economic conditions, either nationally or in the Company’s market areas; increased competition among depository or other financial institutions; inflation and changes in the interest rate environment which affect the Company’s margins or the fair value of financial instruments; the cost and availability of funds; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees, monetary policy, and capital requirements; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; credit losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s control and are difficult to predict.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows includes comparisons of the quarter ended September 30, 2024 to the quarter ended September 30, 2023 as well as the trailing quarter ended June 30, 2024. Financial information for the quarters ended September 30, 2023 and June 30, 2024 can be found in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as filed with the SEC on October 30, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the SEC on August 8, 2024, respectively.

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

Allowance for Credit Losses

The ACL on loans is management’s estimate of expected lifetime credit losses on loans carried at amortized cost. The ACL on loans is established through a provision for credit losses recognized in the Consolidated Statements of Income. Additionally, the ACL on loans is reduced by charge-offs on loans and increased by recoveries of amounts previously charged-off. At September 30, 2024 the ACL on loans totaled $23.1 million, compared to $21.8 million at September 30, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of September 30, 2024, December 31, 2023 and September 30, 2023, the ACL allocated to the total commercial portfolio was $18.9 million, $17.8 million and $17.9 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have. The result was an ACL allocated to the total commercial loan portfolio that ranged between $14.0 million and $29.9 million at September 30, 2024. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2024 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

If the assumptions underlying the determination of the ACL prove to be incorrect, the ACL may not be sufficient to cover actual loan losses and an increase to the ACL may be necessary to allow for different assumptions or adverse developments. In addition, a problem with one or more loans could require a significant increase to the ACL.

Proposed Merger

On September 9, 2024, Evans Bancorp, Inc. and the Bank entered into an agreement and plan of merger with NBT and NBT Bank, National Association, pursuant to which NBT will acquire Evans Bancorp, Inc. Under the terms of the merger agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of NBT common stock. As of September 9, 2024, based on NBT’s closing stock price of $46.28 on September 6, 2024, the aggregate transaction value was approximately $236 million. The proposed merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Evans, and is expected to close in the second quarter of 2025. Expenses related to the merger are included on the “merger related” expense line in the consolidated statements of income for the three and nine months periods ended September 30, 2024. For further information on the merger agreement, see the Current Report on Form 8-K filed with the SEC on September 9, 2024. For the three and nine months ended September 30, 2024, merger related expenses were $0.6 million.

ANALYSIS OF FINANCIAL CONDITION

Loan Activity

Total gross loans were $1.8 billion at September 30, 2024, and $1.7 billion at December 31, 2023 and September 30, 2023. Loans secured by real estate were $1.5 billion at September 30, 2024, December 31, 2023 and September 30, 2023. Residential real estate loans, including construction loans, were $444 million at September 30, 2024 and September 30, 2023, compared with $447 million at December 31, 2023, a $3 million, or less than 1%, decrease. Commercial real estate loans, including construction loans, were $1 billion at September 30, 2024, $39 million or 4% higher than at December 31, 2023, and $52 million, or 5% higher than at September 30, 2023.

In the third quarter of 2024, residential mortgage originations were $16 million compared with originations of $15 million in the sequential quarter and $16 million in the third quarter of 2023. The Company originated $41 million in residential mortgages in the first nine months of 2024, compared with $34 million in the first nine months of 2023. The Company sold $9 million of residential mortgages in the third quarter of 2024 compared with $2 million in the second quarter of 2024 and $3 million in the third quarter of 2023. During the first nine months of 2024 and 2023 the Company sold $15 million and $7 million, respectively, of residential mortgages. Management decides whether to keep or sell residential mortgage loans at the time of origination based on interest rate risk management and the risk-adjusted return of alternative investment sources such as mortgage-backed securities.

The C&I portfolio was $256 million at September 30, 2024, representing a $33 million, or 15%, increase from December 31, 2023. When compared with September 30, 2023, C&I loans increased $33 million or 15%. Funding levels of C&I lines of credit have increased during the first nine months of 2024, contributing to the growth in the C&I portfolio.

Credit Quality of Loan Portfolio

Non-performing loans, defined as accruing loans greater than 90 days past due and nonaccrual loans, totaled $33 million, or 1.82% of total loans outstanding at September 30, 2024, compared with $27 million, or 1.59% of total loans outstanding, as of December 31, 2023 and $27 million, or 1.60% of total loans outstanding, as of September 30, 2023. Included in non-performing loans at September 30, 2024 was one C&I loan of $6.5 million that was 90 days past due and still accruing as it is expected to be renewed in early fourth quarter.

During the third quarter of 2024 the Company sold $6.9 million of other real estate owned that was acquired during the second quarter of 2024. The sale resulted in a gain on sale of other real estate owned of $0.6 million.

Internal risk ratings are the credit quality indicators used by management to monitor credit risk in the Company’s commercial loan portfolio. “Special mention” and “substandard” loans are weaker credits with a higher risk of loss and are categorized as “criticized” credits rather than “pass” or “watch” credits. Commercial credits graded as “special mention” and “substandard” were $73 million at September 30, 2024, a $2 million increase from $71 million at December 31, 2023, and a $3 million decrease from $76 million at September 30, 2023. The level of criticized loans can fluctuate as new information is constantly received on the Company’s borrowers and their financial circumstances change over time.

The Company recorded a $0.6 million provision for credit losses during the three months ended September 30, 2024, primarily due to loan growth as well as slower prepayment rates.

The allowance for credit losses totaled $23.1 million or 1.29% of total loans outstanding at September 30, 2024, compared with $22.1 million, or 1.28% of total loans outstanding as of December 31, 2023, and $21.8 million, or 1.28% of total loans outstanding at September 30, 2023.

Investing Activities

Total investment securities were $276 million at September 30, 2024, compared with $278 million at December 31, 2023 and $337 million at September 30, 2023. The decrease from the third quarter of 2023 was mainly due to the sale of $78 million of securities during the fourth quarter of 2023 as the company strategically repositioned the balance sheet. Interest-bearing deposits at banks, which consist of overnight funds kept at correspondent banks and the Federal Reserve, were $107 million at September 30, 2024 compared with $4 million at December 31, 2023, and $7 million at September 30, 2023. During the first quarter of 2024 management strategically strengthened the balance sheet by adding $55 million of brokered deposits at favorable rates and lengthened maturities of approximately $40 million in overnight borrowings to manage interest rate risk. As a result, interest-bearing deposits at banks increased significantly compared with the prior periods. The primary objectives of the Company’s investment portfolio are to provide liquidity, provide collateral to secure municipal deposits, and maximize income while preserving safety of principal. Average investment securities and interest-bearing cash were 19% of average interest-earning assets in each of the third and second quarters of 2024, compared with 18% in the third quarter of 2023.

The Company’s highest concentration in its securities portfolio was in available for sale U.S. government sponsored mortgage-backed securities which comprised 62% of total investment securities at each of September 30, 2024 and December 31, 2023, and 54% at September 30, 2023. Tax-advantaged debt securities issued by state and political subdivisions as a percent of the total investment securities portfolio were 4% in the third quarter of 2024, 3% in the second quarter of 2024, and 2% in the third quarter of 2023.

The total net unrealized loss position of the available for sale investment portfolio was $47 million at September 30, 2024, compared with $55 million at December 31, 2023 and $77 million at September 30, 2023. The securities in an unrealized loss position at the end of the third quarter of 2024 generally reflected increased market interest rates.  Management believes that the credit quality of the securities portfolio as a whole is strong. In addition, the Company has the ability and intent to hold these securities until their fair value recovers to their amortized cost.

The Company monitors extension and prepayment risk in the securities portfolio to limit potential exposures. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Funding Activities

Total deposits at September 30, 2024 were $1.9 billion, a $182 million, or 11%, increase from December 31, 2023, and an increase of $95 million, or 5%, from September 30, 2023. From a product perspective, when compared to December 31, 2023, deposit increases were in demand deposits of $45 million, brokered time deposits of $44 million, municipal saving deposits of $27 million, NOW deposits of $27 million, consumer savings of $17 million, consumer time deposits of $9 million, and commercial savings deposits of $13 million. When compared to last year’s third quarter, there were increases in NOW deposits of $48 million, brokered time deposits of $44 million, consumer time deposits of $6 million and consumer savings deposits of $9 million, offset by lower demand deposits of $12 million.

Total other borrowings decreased from $145 million at December 31, 2023 to $128 million at September 30, 2024. At September 30, 2024 the Bank had $40 million in long-term Federal Home Loan Bank of New York (“FHLBNY”) advances compared with $6 million at each of December 31, 2023 and September 30, 2023. As of September 30, 2024 the Bank did not have overnight borrowings at the FHLB compared with $53 million at December 31, 2023 and $19 million at September 30, 2023. As of September 30, 2024, advances up to $373 million could be drawn from the FHLB via the Company’s overnight line of credit. Additionally, the Bank has the ability to borrow from the Federal Reserve. The Bank had $88 million, $86 million, and $126 million in short-term borrowings with the Federal Reserve at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

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

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net(1)	$1,743,042	$25,392	5.80%	$1,658,132	$21,936	5.25%
Taxable securities	271,979	1,673	2.45%	349,593	2,173	2.47%
Tax-exempt securities	6,977	66	3.76%	6,277	51	3.22%
Interest bearing deposits at banks	117,326	1,567	5.31%	9,883	132	5.29%

Total interest-earning assets	2,139,324	$28,698	5.34%	2,023,885	$24,292	4.76%

Non interest-earning assets:

Cash and due from banks	18,319			17,563
Premises and equipment, net	14,694			16,075
Other assets	93,043			102,258

Total Assets	$2,265,380			$2,159,781

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$381,054	$2,508	2.62%	$311,624	$1,408	1.79%
Savings	707,742	4,561	2.56%	708,724	3,301	1.85%
Time deposits	399,180	4,426	4.41%	325,667	2,835	3.45%
Other borrowed funds	128,243	1,554	4.82%	143,546	1,855	5.13%
Subordinated debt	31,238	559	7.12%	31,137	560	7.14%
Securities sold U/A to repurchase	9,149	46	2.00%	17,594	77	1.74%

Total interest-bearing liabilities	1,656,606	$13,654	3.28%	1,538,292	$10,036	2.59%

Noninterest-bearing liabilities:
Demand deposits	403,182			441,149
Other	22,792			20,529
Total liabilities	$2,082,580			$1,999,970

Stockholders' equity	182,800			159,811

Total Liabilities and Equity	$2,265,380			$2,159,781

Net interest income		$15,044			$14,256

Net interest margin			2.80%			2.79%

Interest rate spread			2.06%			2.17%

(1) Other loan fees included in interest earned were not material during the three months ended September 30, 2024 and 2023.

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net(1)	$1,720,630	$72,931	5.66%	$1,648,660	$64,424	5.22%
Taxable securities	272,046	5,128	2.52%	362,241	6,719	2.48%
Tax-exempt securities	6,550	178	3.63%	8,368	194	3.10%
Interest bearing deposits at banks	91,312	3,650	5.34%	8,356	308	4.93%

Total interest-earning assets	2,090,538	$81,887	5.23%	2,027,625	$71,645	4.72%

Non interest-earning assets:

Cash and due from banks	17,919			16,597
Premises and equipment, net	15,027			16,465
Other assets	88,158			99,805

Total Assets	$2,211,642			$2,160,492

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW	$368,005	$6,825	2.48%	$284,780	$2,761	1.30%
Regular savings	695,055	12,766	2.45%	760,190	8,219	1.45%
Time deposits	380,407	12,521	4.40%	296,240	6,860	3.10%
Other borrowed funds	128,776	4,723	4.90%	131,629	4,780	4.86%
Subordinated debt	31,213	1,665	7.13%	31,111	1,626	6.99%
Securities sold U/A to repurchase	8,157	116	1.90%	13,553	137	1.35%

Total interest-bearing liabilities	1,611,613	$38,616	3.20%	1,517,503	$24,383	2.15%

Noninterest-bearing liabilities:
Demand deposits	401,044			465,464
Other	20,912			18,875
Total liabilities	$2,033,569			$2,001,842

Stockholders' equity	178,073			158,650

Total Liabilities and Equity	$2,211,642			$2,160,492

Net interest income		$43,271			$47,262

Net interest margin			2.76%			3.12%

Interest rate spread			2.03%			2.57%

(1) Other loan fees included in interest earned were not material during the nine months ended September 30, 2024 and 2023.

Net Income

Net income was $2.9 million, or $0.53 per diluted share, in the third quarter of 2024 and the second quarter of 2024, compared with $3.6 million, or $0.66 per diluted share, in last year’s third quarter. Net income for the third quarter of 2024, when compared to the sequential second quarter of 2024, reflected an increase in net interest income of $0.7 million and an increase in non-interest income of $0.6 million, offset by higher provision for credit losses of $0.3 million and an increase in non-interest expense of $1.0 million, which included $0.6 million of merger related costs associated with our proposed merger with NBT. The change in net income from the prior-year period primarily reflected a decrease in non-interest income of $2.6 million, resulting from the sale of TEA in 2023, partially offset by higher net interest income of $0.8 million and a decrease in non-interest expense of $0.8 million.

Return on average equity was 6.44% for the third quarter of 2024, compared with 6.76 % in the second quarter of 2024 and 9.06% in the third quarter of 2023.

Net income was $8.2 million, or $1.49 per diluted share, in the first nine months of 2024, compared with $14.4 million, or $2.62 per diluted share in the first nine months of 2023. The decrease from last year’s comparative period was due to lower net interest income of $4.0 million, a reduction of non-interest income of $6.7 million, and higher provision for credit losses of $1.4 million, partially offset by a decrease in non-interest expense of $4.0 million.

Other Results of Operations – Quarterly Comparison

Net interest income of $15.0 million for the third quarter of 2024 increased $0.7 million, or 5%, from the second quarter of 2024, and increased $0.8 million, or 6%, when compared with the prior year’s third quarter. The increase in net interest income over the second quarter was due to higher average loans and the Company’s investment strategy to strengthen the balance sheet at the end of the first quarter of 2024. The increase in net interest income when compared to the prior year’s third quarter was due to higher average loan balances and the stabilization of net interest margin.

Third quarter net interest margin of 2.80% increased 9 basis points from the second quarter of 2024 and 1 basis point from the third quarter of 2023. The yield on loans increased 17 basis points compared with the sequential quarter and 55 basis points year-over-year. The cost of interest-bearing liabilities was 3.28% compared with 3.27 % in the second quarter of 2024 and 2.59% in the third quarter of 2023.

The $0.6 million provision for credit losses during the third quarter of 2024 was largely due to loan growth as well as slower prepayment speeds.

Non-interest income was $3.0 million in the third quarter of 2024 compared with $2.4 million in the second quarter of 2024, and $5.6 million in the prior year’s third quarter. The increase of $0.6 million from the sequential quarter was due to a gain on the sale of one property that the company had in other real estate owned at the end of the second quarter. The decrease from the third quarter of 2023 was due to lower insurance service and fee revenue of $3.3 million mostly driven by the sale of TEA, partially offset by the sale of the other real estate owned.

Non-interest expense was $13.6 million in the third quarter of 2024 compared with $12.6 million in the second quarter of 2024 and $14.4 million in the third quarter of 2023. The $1.0 million increase from the second quarter of 2024 included merger related expenses of $0.6 million, and higher salaries and employee benefits expense due to the funding of employee health savings accounts during the third quarter.

The $0.8 million, or 6%, decrease in non-interest expense from the third quarter of 2023 was mostly due to a decrease of $1.5 million of salaries and employee benefits expense related to the sale of TEA, offset by merit increases given in the beginning of the current year.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 75.32% in the third quarter of 2024, 75.11% in the second quarter of 2024, and 72.72% in the third quarter of 2023.

Income tax expense was $0.9 million, for an effective tax rate of 24.2 % in the third quarter of 2024 compared with 23.8% in the second quarter of 2024 and 26.2% in last year’s third quarter.

Other Results of Operations – Year-to-Date Comparison

Net interest income was $43.3 million for the first nine months of 2024, a $4.0 million or 8% decrease from the first nine months of 2023.  The decrease from last year’s comparative period was due to higher cost of interest-bearing liabilities, partially offset by higher interest earned on loans and interest-bearing deposits at banks. Average loans and average interest-bearing deposits at banks increased $72 million and $83 million, respectively, during the first nine months of 2024 when compared to the prior year period.

The Company’s net interest margin of 2.76% in the first nine months of 2024 was 36 basis points lower than the 3.12% margin in the first nine months of 2023. The yield on loans during the first nine months of 2024 increased 44 basis points, from 5.22% to 5.66% when compared with the first nine months of 2023. In the first nine months of 2024 the cost of interest-bearing liabilities increased 105 basis points to 3.20% when compared with the first nine months of 2023. The rate paid on average time deposits increased from 3.10% in the first nine months of 2023 to 4.40% during the first nine months of 2024. The rate paid on NOW deposits increased 118 basis points to 2.48% when compared with the first nine months of 2023.

The Company recorded a $1.1 million provision for credit losses in the nine-month period ended September 30, 2024 largely due to loan growth and slow down of prepayment rates, compared to a release of allowance for credit losses of $0.3 million for the nine-month period ended September 30, 2023.

Non-interest income for the first nine months of 2024 was $7.7 million compared with $14.4 million for the first nine months of 2023. The prior year period included insurance service and fee revenue of $8.3 million earned by TEA. Partially offsetting the decrease in insurance service and fee income were a gain on sale of other real estate owned of $0.6 million, $0.2 million revenue from loans sold and income from a historic tax credit investment of $0.2 million during the first nine months of 2024.

Total non-interest expense decreased to $39.1 million in the first nine months of 2024, $4.0 million, or 9%, lower than the nine-month period ended September 30, 2023. Included in the prior-year period was $4.5 million of salaries and employee benefits costs attributed to TEA. Partially offsetting the decrease in salaries and employee benefits were $0.6 million of merger related expenses incurred during the first nine months of 2024.

The Company’s GAAP efficiency ratio, or noninterest expenses divided by the sum of net interest income and noninterest income, was 76.7% in the first nine months of 2024, compared with 69.6% during the prior-year period.

The Company recorded income tax expense of $2.5 million for the nine-month period ended September 30, 2024, compared with $4.5 million in the first nine months of 2023. The effective tax rate for the first nine months of 2024 and 2023 was 23.3% and 23.7%, respectively.

CAPITAL

The Company consistently maintains regulatory capital ratios above the federal “well capitalized” standard, including a Tier 1 leverage ratio of 10.01% at September 30, 2024, compared with 10.04% at June 30, 2024 and 9.40% at September 30, 2023.

Book value per share was $33.58 at June 30, 2024 compared with $32.15 at June 30, 2024 and $27.52 at September 30, 2023. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes, which have resulted in significant changes in unrealized gains and losses on investment securities. As of September 30, 2024, this amounted to $6.36 per share impact to book value. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

The Company has issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital. As of September 30, 2024, the Company had $11.3 million of junior subordinated debentures associated with trust preferred securities outstanding, which are considered Tier 1 capital and includable in total regulatory capital. As of September 30, 2024, the Company also had $20 million of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2030 outstanding. During 2020, $15 million of the proceeds from the sale of the notes was contributed to Evans Bank as Tier 1 capital.

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

LIQUIDITY

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of September 30, 2024, advances of up to $373 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve. At September 30, 2024 the Bank had $8 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At September 30, 2024, approximately 1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 17% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 62% of the investment portfolio at September 30, 2024, provide consistent cash flows for the Bank.

The Company’s primary source of liquidity is dividends from the Bank. Additionally, the Company has access to capital markets as a funding source.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business. As part of that monitoring process, management calculates the 90-day liquidity position each month by analyzing the cash needs of the Bank. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases. In the Company’s internal stress test at September 30, 2024, the Company had net short-term liquidity of $351 million as compared with $333 million at December 31, 2023.

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
	(in thousands)

	September 30, 2024	December 31, 2023
Changes in interest rates

+200 basis points	$(3,542)	$(4,618)
+100 basis points	1,074	219

-100 basis points	(1,132)	(168)
-200 basis points	(2,416)	(310)

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

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (the end of the period covered by this Report). Based on that evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

The following risk factors relating to the Company’s proposed merger with NBT Bancorp Inc. (“NBT”) represent a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 4, 2024:

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on the Company’s employees, suppliers and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with the Company to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with NBT.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the financial results of the Company. In addition, the merger agreement requires that the Company operate in the ordinary course of business consistent with past practice and restricts the Company from taking certain actions prior to the effective time of the merger or termination of the merger agreement without NBT’s written consent. These restrictions may prevent the Company from retaining existing customers or pursuing attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement contains provisions that limit the Company’s ability to pursue alternatives to the merger and may discourage other companies from trying to acquire the Company.

The merger agreement contains covenants that restrict the Company’s ability to, directly or indirectly, initiate, solicit, induce, knowingly encourage, or knowingly facilitate inquiries, offers or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by the Company’s Board of Directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. Additionally, the merger agreement provides for an $8.4 million termination fee payable by the Company to NBT under certain circumstances. Such provisions may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from pursuing such acquisition.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

NBT and the Company can mutually agree to terminate the merger agreement at any time before the merger has been completed, and either company can terminate the merger agreement if:

•any regulatory approval required for consummation of the merger and the other transactions contemplated by the merger agreement has been denied by final, nonappealable action of any regulatory authority, or an application for regulatory approval has been permanently withdrawn at the request of a governmental authority;

•the required approval of the merger agreement by the Company’s shareholders is not obtained;

•the other party materially breaches any of its representations, warranties, covenants or other agreements set forth in the merger agreement (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained in the merger agreement), which breach is not cured within 30 days of written notice of the breach, or by its nature cannot be cured prior to the closing of the merger, and such breach would entitle the non-breaching party not to consummate the merger; or

•merger is not consummated by September 15, 2025, unless the failure to consummate the merger by such date is due to a material breach of the merger agreement by the terminating party.

In addition, NBT may terminate the merger agreement if:

•the Company materially breaches the non-solicitation provisions in the merger agreement; or

•the Company’s Board of Directors:

ofails to recommend approval of the merger agreement, or withdraws, modifies or changes such recommendation in a manner adverse to NBT’s interests;

orecommends, proposes or publicly announces its intention to recommend or propose to engage in an acquisition transaction with any person other than NBT or any of its subsidiaries; or

ofails to call, give notice of, convene and hold its special meeting.

The merger is subject to a number of conditions, including the receipt of waivers and/or approvals from governmental authorities, that may delay the merger or adversely impact NBT’s and the Company’s ability to complete the merger.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions. Before the merger may be completed, certain approvals, waivers or consents must be obtained from federal governmental authorities, including the Federal Reserve Bank of New York and the Office of the Comptroller of the Currency. Satisfying the requirements of these governmental authorities may delay the date of completion of the merger. In addition, these governmental authorities may include conditions on the completion of the merger or require changes to the terms of the merger. While it is currently anticipated that the merger will be completed promptly following the receipt of all required regulatory and shareholder approvals, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. The parties are not obligated to complete the merger should any regulatory approval contain a condition, restriction or requirement that NBT reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the merger to such a degree that NBT would not have entered into the merger agreement had such condition, restriction or requirement been known at the date of the merger agreement.

NBT and the Company cannot provide any assurances with respect to the timing of the closing of the merger, whether the merger will be completed at all and when Company shareholders would receive the consideration for the merger, if at all.

Failure to complete the merger could negatively impact the stock prices and future business and financial results of the Company.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions, including approval by the Company’s shareholders of the merger. The Company cannot guarantee when or if these conditions will be satisfied or that the merger will be successfully completed. The consummation of the merger may be delayed, the merger may be consummated on terms different than those contemplated by the merger agreement, or the merger may not be consummated at all. If the merger is not completed, the ongoing businesses of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•the Company may be required, under certain circumstances, to pay NBT a termination fee of $8.4 million;

•the Company could incur substantial costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies; and

•the Company’s management’s and employees’ attention may be diverted from our day-to-day business and operational matters as a result of efforts relating to the attempt to consummate the merger.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from their respective customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to perform their respective obligations under the merger agreement. Such events could materially affect the Company’s stock prices and business and financial results.

Shareholder litigation could prevent or delay the closing of the merger or otherwise negatively affect the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the proposed merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the merger.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	-	$-	N/A	N/A

August 1, 2024 - August 31, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	272	$33.71	N/A	N/A

September 1, 2024 - September 30, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	-	$-	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	180,932
Employee transactions	272	$33.71	N/A	N/A

On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of September 30, 2024 was 180,932.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

(Not Applicable.)

ITEM 4 – MINE SAFETY DISCLOSURE

(Not Applicable.)

ITEM 5 – OTHER INFORMATION

During the three month period ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6 – EXHIBITS

The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit No.	Name

2.1

Agreement and Plan of Merger, dated September 9, 2024, by and among NBT Bancorp Inc., NBT Bank, National Association, Evans Bancorp, Inc. and Evans Bank, National Association (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Registration No. 001-35021) filed on September 9, 2024).

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

101

The following materials from Evans Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets – September 30, 2024 and December 31, 2023; (ii) Unaudited Consolidated Statements of Income – Three months ended September 30, 2024 and 2023; (iii) Unaudited Consolidated Statements of Income – Nine months ended September 30, 2024 and 2023; (iv) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Three months ended September 30, 2024 and 2023; (v) Unaudited Statements of Consolidated Comprehensive Income (Loss) – Nine months ended September 30, 2024 and 2023; (vi) Unaudited Consolidated Statements of Stockholders' Equity – Three months ended September 30, 2024 and 2023; (vii) Unaudited Consolidated Statements of Stockholders' Equity – Nine months ended September 30, 2024 and 2023; (viii) Unaudited Consolidated Statements of Cash Flows – Nine months ended September 30, 2024 and 2023; and (ix) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Evans Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evans Bancorp, Inc.

DATE

November 8, 2024

/s/ David J. Nasca
David J. Nasca
President and CEO
(Principal Executive Officer)

DATE

November 8, 2024

/s/ John B. Connerton
John B. Connerton
Treasurer
(Principal Financial Officer and Principal Accounting Officer)