Form 10-K
period 2024-12-31
EVANS BANCORP INC
filed 2025-03-06
CIK 842518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ X ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

On June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $149 million, based upon the closing sale price of a share of the registrant’s common stock on NYSE American, LLC.

As of March 3, 2025, 5,567,382 shares of the registrant’s common stock were outstanding.

Exhibit Index on Page 106

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These forward-looking statements are based largely on the expectations of the Company’s management and are subject to a number of risks and uncertainties, including but not limited to: the successful completion and timing of the Company’s proposed merger with NBT Bancorp, Inc. (“NBT”), general economic conditions, either nationally or in the Company’s market areas, that are worse than expected; increased competition among depository or other financial institutions; our ability to maintain liquidity, including the percentage of uninsured deposits in our portfolio; inflation and changes in the interest rate environment that reduce the Company’s margins or reduce the fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; changes in government fiscal or monetary policy; the Company’s ability to enter new markets successfully and capitalize on growth opportunities; the Company’s ability to successfully integrate acquired entities; loan losses in excess of the Company’s allowance for credit losses; changes in accounting pronouncements and practices, as adopted by financial institution regulatory agencies, the Financial Accounting Standards Board (“FASB”) and the Public Company Accounting Oversight Board; the impact of such changes in accounting pronouncements and practices being greater than anticipated; the ability to realize the benefit of deferred tax assets; changes in the financial performance and/or condition of the Company’s borrowers; changes in consumer spending, borrowing and saving habits; changes in the Company’s organization, compensation and benefit plans; changes in consumer behavior and other factors discussed elsewhere in this Annual Report on Form 10-K including the risk factors described in Item 1A, as well as in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”). Many of these factors are beyond the Company’s control and are difficult to predict.

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

At December 31, 2024, the Company had consolidated total assets of $2.2 billion, deposits of $1.9 billion and stockholders’ equity of $183 million.

The Company’s primary business is the operation of its subsidiaries. It does not engage in any other substantial business activities. The Company operates two direct wholly-owned subsidiaries: (1) Evans Bank, N.A. (the “Bank”), which provides a full range of banking services to consumer and commercial customers in Western New York (“WNY”) and the Finger Lakes Region; and (2) Evans National Financial Services, LLC (“ENFS”), which owns 100% of the membership interests in The Evans Agency, LLC (“TEA”), which sold various premium-based insurance policies on a commission basis until its sale in 2023.

On September 9, 2024, Evans Bancorp, Inc. and NBT Bancorp Inc. (“NBT”) announced that they had entered into a definitive agreement pursuant to which Evans will merge with and into NBT. In accordance with the merger agreement, NBT will acquire 100% of the outstanding shares of Evans Bancorp, Inc. in exchange for common shares of NBT. The exchange ratio will be fixed at 0.91 NBT shares for each share of Evans, resulting in an aggregate transaction value of approximately $236 million based on NBT’s closing stock price of $46.28 on September 6, 2024. On December 20, 2024, the shareholders of Evans Bancorp, Inc. voted to approve the merger. In addition, the Company received regulatory approvals and waivers from the Office of the Comptroller of the Currency (the “OCC”) and the Federal

Reserve Bank of New York necessary for NBT to complete its acquisition of Evans Bancorp, Inc. The merger is expected to close in the second quarter of 2025.

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

At December 31, 2024, the Bank represented 99% and ENFS represented 1% of the consolidated assets of the Company. Further discussion of our segments is included in Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

EVANS BANK, N.A.

The Bank is a nationally chartered bank that has its headquarters at 6460 Main Street, Williamsville, NY, and a total of 18 full-service banking offices in Erie County, Niagara County, Monroe County and Chautauqua County, NY.

At December 31, 2024, the Bank had total assets of $2.2 billion, investment securities of $263 million, net loans of $1.8 billion and deposits of $1.9 billion. The Bank offers deposit products, which include checking and negotiable order of withdrawal (“NOW”) accounts, savings accounts, and certificates of deposit, as its principal source of funding. The Bank’s deposits are insured up to the maximum permitted by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a variety of loan products to its customers, including commercial and consumer loans and commercial and residential mortgage loans.

As is the case with banking institutions generally, the Bank’s operations are significantly influenced by general economic conditions and by related monetary and fiscal policies of banking regulatory agencies, including the Federal Reserve Board (“FRB”) and FDIC. The Bank is also subject to the supervision, regulation and examination of the OCC.

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

The Company’s main operating segment as of December 31, 2024 are banking activities. Through November 30, 2023 the Company had two operating segments – banking activities and insurance agency activities. See Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the Company’s operating segments.

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

As an approximate indication of the Company’s competitive position, the Bank had the seventh most deposits in the Buffalo, NY metropolitan statistical area according to the FDIC’s annual deposit market share report as of June 30, 2024 with 3% of the total market’s deposits of $62 billion. By comparison, the market leaders, M&T Bank and KeyBank, had 78% of the Buffalo, NY metropolitan statistical area deposits combined. The Company attempts to be generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, and interest rates charged on loans.

HUMAN CAPITAL

At December 31, 2024, we employed 266 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 6.9 years while the average tenure of our executive officers was approximately 13.2 years. None of our associates are represented by collective bargaining agreements. We believe our employee relations to be good.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws and regulations that are intended to protect depositors and customers. Additionally, because the Company is a public company with shares traded on the NYSE American, it is subject to regulation by the SEC, as well as the listing standards required by NYSE American. To the extent that the following summary describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. As of December 31, 2024, the Company has qualified for this exception.

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

Deposit insurance premiums are based on an institution’s quarterly average total assets minus average tangible equity. For institutions of the Bank’s asset size, the FDIC operates a risk-based premium system that determines assessment rates from financial modelling designed to estimate the probability of the bank’s failure over a three year period. The FDIC has authority to increase insurance. As of January 1, 2023, total assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points.

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

Dividends paid by the Bank have been the Company’s primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year combined with its retained net income over the preceding two years (less dividends paid over the period). As of December 31, 2024, approximately $33 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. At December 31, 2024, the Bank was in compliance with these requirements.

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

On October 24, 2023, the Federal Deposit Insurance Corporation, the Federal Reserve Board, and the Office of the Comptroller of the Currency (“OCC”) issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations was set as January 1, 2026, with additional requirements to become applicable on January 1, 2027. However, the final rule was challenged in litigation and a federal district court issued a preliminary injunction of the new CRA regulations, enjoining federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place. Accordingly, the legacy CRA regulations remain in effect.

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

The Bank’s regulatory capital ratios under risk-based capital rules in effect through December 31, 2024 are presented in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In an effort to reduce regulatory burden, legislation enacted in May 2018 required the federal banking agencies to establish an optional “community bank leverage ratio” of between 8% to 10% tangible equity to average total consolidated assets for qualifying institutions with assets of less than $10 billion. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9% for 2022 and thereafter. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. The Bank has not exercised its option to use the community bank leverage ratio alternative as of December 31, 2024.

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

Risks Related to our Pending Merger with NBT

The Number of Shares of NBT Common Stock to be Exchanged per Share of Company Common Stock is Fixed and Will Not Be Adjusted if NBT’s Share Price Changes

Upon the consummation of the merger, each share of Company common stock will be converted into 0.91 shares of NBT common stock. The exchange ratio is fixed in the merger agreement and will not be adjusted for changes in the market price of NBT common stock between the execution of the merger agreement and the completion of the merger. Changes in the market price of shares of NBT common stock prior to the merger will affect the market value of the consideration that the Company’s shareholders will receive on the closing date of the merger. Stock price changes may result from a variety of factors, many of which are beyond NBT’s control, including market sentiment regarding the merger, changes in NBT’s business and operations, and general market and economic conditions. Therefore, while the number of shares of NBT common stock to be issued per share of Company common stock is fixed, the Company’s shareholders cannot be sure of the market value of the consideration they will receive upon completion of the merger.

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

NBT and the Company cannot provide any assurances with respect to the timing of the closing of the merger.

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

Credit Risks

Commercial Real Estate and Commercial Business Loans Expose the Company to Increased Credit Risks

At December 31, 2024, the Company's portfolio of commercial real estate loans totaled $1.0 billion, or 56% of total loans outstanding, and the Company's portfolio of commercial and industrial ("C&I") loans totaled $260 million, or 15% of total loans outstanding. The Company plans to continue to emphasize the origination of commercial loans as they generally earn a higher rate of interest than other loan products offered by the Bank. However, commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial real estate and C&I loans often depends on the successful operations and the income stream of the borrowers. Commercial mortgages are collateralized by real property while C&I loans are typically secured by business assets such as equipment and accounts receivable. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four-family residential mortgage loans. Also, many of the Company's commercial borrowers have more than one commercial real estate or C&I loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four-family residential mortgage loan. Commercial real estate loans in non-accrual status at December 31, 2024 were $12.4 million, compared with $20.2 million at December 31, 2023. C&I loans in non-accrual status were $1.5 million and $1.8 million at December 31, 2024 and December 31, 2023, respectively. Increases in the delinquency levels of commercial real estate and C&I loans could result in an increase in non-performing loans and the provision for credit losses, which could have a material adverse effect on the Company's results of operations and financial condition.

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

At December 31, 2024, the Company had a gross loan portfolio of $1.8 billion and the allowance for credit losses was $24.2 million, which represented 1.36% of the total amount of gross loans. If the Company's assumptions and judgments prove to be incorrect or bank regulators require the Company to increase its provision for credit losses or recognize further loan charge-offs, the Company may have to increase its allowance for credit losses or loan charge-offs which could have an adverse effect on the Company's operating results and financial condition. Additionally, there can be no assurances that the Company's allowance for credit losses will be adequate to protect the Company against loan losses that it may incur.

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

Liquidity Risks

A Lack of Liquidity Could Adversely Affect the Company’s Financial Condition and Results of Operations and Result in Regulatory Restrictions.

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

Interest Rate Risks

Changes in Interest Rates Could Adversely Affect the Company's Business, Results of Operations and Financial Condition

The Company's results of operations and financial condition are significantly affected by changes in interest rates. The Company's results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Because the Company's interest-bearing liabilities generally re-price or mature more quickly than its interest-earning assets, changes in interest rates could result in a decrease in its net interest income. Management is unable to predict fluctuations in market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. In 2024, however, the Federal Reserve decreased the federal funds rate three times, resulting in an aggregate decrease of 100 basis points.

Changes in interest rates also affect the value of the Company's interest-earning assets, and in particular, the Company's securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2024, the Company's securities available for sale totaled $259 million. Net unrealized losses on securities available for sale amounted to $42.5 million, net of tax, at December 31, 2024, compared to $40.7 million, net of tax, at December 31, 2023. Included in the net unrealized losses for 2023 was the impact of the $5 million loss on sale of securities as well as the changing interest rate environment in 2023. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders' equity or earnings. For additional information on the loss on sale of securities see Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

If Regulators Impose Limitations on the Company's Commercial Real Estate Lending Activities, Earnings Could Be Adversely Affected

In 2006, the federal bank regulatory agencies issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance"). Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. The Bank's non-owner occupied commercial real estate level equaled 295% of total risk-based capital at December 31, 2024. Including owner-occupied commercial real estate, the ratio of commercial real estate loans to total risk-based capital ratio would be 371% at December 31, 2024. If the Bank’s regulators were to impose restrictions on the amount of commercial real estate loans it can hold in its portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, the Company's earnings would be adversely affected.

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

The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York ("FHLBNY"). The Company uses FHLBNY as its primary source of borrowed overnight funds and also has several long-term advances with FHLBNY. At December 31, 2024, the Company had a total of $80 million in borrowed funds with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $6.2 million as of December 31, 2024.

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

General Risk Factors

The Company May Incur Impairment to its Goodwill

Goodwill arises when a business is purchased for an amount greater than the fair value of the net assets acquired. The Company has recognized $1.8 million of goodwill as an asset on our balance sheet in connection with the acquisition of Fairport Savings Bank on May 1, 2020. The Company evaluates goodwill for impairment at least annually. Although the Company determined that goodwill was not impaired during 2023, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If the Company were to conclude that a future write-down of the goodwill was necessary, it would record the appropriate charge to earnings, which could be materially adverse to its financial condition and results of operations.

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

A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; changes in monetary or fiscal policy of the federal government; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; public health emergencies; geopolitical conflicts; natural disasters; or a combination of these or other factors.

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

Furthermore, shareholders and other stakeholders have begun to consider how corporations are addressing environmental, social and governance (“ESG”) issues. Governments, investors, customers and the general public are increasingly focused on ESG practices and disclosures, and views about ESG are diverse and rapidly changing. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on, or has overly focused, on ESG matters. The Company could also face potential negative publicity in traditional media or social media if shareholders or other stakeholders determine that we have not adequately considered or addressed, or has overly focused on, ESG matters. If the Company, or our relationships with certain customers, vendors or suppliers became the subject of negative publicity, our ability to attract and retain customers and employees, and our financial condition and results of operations, could be adversely impacted.

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

Item 2.PROPERTIES

At December 31, 2024, the Bank conducted its business from its administrative office and 18 branch offices. The administrative offices of the Company and the Bank are located at 6460 Main Street in Williamsville, NY. The administrative office facility is 50,000 square feet and is owned by the Bank. This facility is occupied by the Office of the President and Chief Executive Officer of the Company, as well as the Administrative and Loan Divisions of the Bank. The Bank also owns a building in Derby, NY.

Item 3.LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising in the ordinary course of business.

In addition, in connection with the Company’s proposed merger with NBT, following the announcement of the merger, between October 30, 2024 and December 9, 2024, the Company received a total of eight demand letters from counsel representing purported shareholders of the Company (collectively, the “Demand Letters”) and became aware of two complaints, James Jones v. Evans Bancorp, Inc. et al., Index No. 659506/2024, filed in the Supreme Court of New York, County of New York, on December 3, 2024, and Ryan Smith v. Evans Bancorp, Inc. et al., Index No. 659452/2024, filed in the Supreme Court of New York, County of New York, on December 5, 2024 (together, the “Complaints”). The Demand Letters and Complaints allege, among other things, that the Company and/or its directors caused a materially incomplete and misleading proxy statement relating to the merger to be filed with the SEC in violation of Section 14(a) and Section 20(b) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder.

The Company believes that the allegations in the Demand Letters and the Complaints are without merit and that the disclosures in the proxy statement/prospectus complied fully with applicable laws. However, in order to avoid the risk that the Demand Letters and Complaints might delay or otherwise adversely affect the merger, and to avoid the cost and distraction of litigation, and without admitting any liability or wrongdoing, the Company and NBT determined to supplement the proxy statement/prospectus by means of additional disclosure provided via Current Report on Form 8-K filed with the SEC on December 13, 2024. The Company and its directors deny that they have violated any laws, negligently misrepresented or concealed any information, or breached any fiduciary duties. In addition to filing a Current Report on Form 8-K with the SEC, the Company provided copies of the disclosure to representatives of the purported shareholders identified in the Demand Letters and Complaints. The Company is unaware of any further activity with respect to the Demand Letters and Complaints.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company’s common stock is listed on the NYSE American under the symbol “EVBN.”

Holders. The approximate number of holders of record of the Company’s common stock as of February 19, 2025 was 1,148.

PERFORMANCE GRAPH

The following Performance Graph compares the Company's cumulative total stockholder return on its common stock for a five-year period (December 31, 2019 to December 31, 2024) with the cumulative total return of the NYSE American Composite Index and NASDAQ Bank Index. The comparison for each of the periods assumes that $100 was invested on December 31, 2019 in each of the Company's common stock and the stocks included in the NYSE American Composite Index and NASDAQ Bank Index and that all dividends were reinvested without commissions. This table does not forecast future performance of the Company's stock.

Compare 5-Year Cumulative Total Return Among Evans Bancorp, Inc., NYSE American- Composite Index and NASDAQ Bank Index

Total Return Performance
200
150
100
50
Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Evans Bancorp, Inc.
OMX NASDAQ Bank Index
NYSE American Composite Index

Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/24	12/31/24
Evans Bancorp, Inc.	100.00	71.85	108.65	104.12	91.46	130.62
NASDAQ Bank	100.00	89.37	124.84	101.92	95.12	111.03
NYSE American - Composite Index	100.00	92.49	134.27	162.01	179.99	185.59

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	-	$-	N/A	N/A

November 1, 2024 - November 30, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	6,824	$44.92	N/A	N/A

December 1, 2024 - December 31, 2024
Repurchase program(1)	-	$-	-	180,932
Employee transactions	23,614	$44.10	N/A	N/A

Total:
Repurchase program(1)	-	$-	-	180,932
Employee transactions	30,438	$44.29	N/A	N/A

(1)On February 25, 2021, the Board of Directors authorized the Company to repurchase up to 300,000 shares of the Company’s common stock (the “2021 Repurchase Program”). The 2021 Repurchase program does not expire and may be suspended or discontinued by the Board of Directors at any time. The remaining number of shares that may be purchased under the 2021 Repurchase Program as of December 31, 2024 was 180,932.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion is intended to compare the performance of the Company for the years ended December 31, 2024 and 2023. The review of the information presented should be read in conjunction with Part I, Item 1: “Business” and Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Selected Financial Data

	As of and for the year ended December 31,

	2024	2023	2022
	(in thousands, except for per share data)
Balance Sheet Data
Assets	$2,187,465	$2,108,663	$2,178,510
Interest-earning assets	2,060,498	1,988,380	2,043,975
Investment securities	263,024	277,739	371,275
Loans and leases, net	1,759,488	1,698,832	1,652,931
Deposits	1,866,477	1,718,761	1,771,679
Borrowings	117,865	185,775	231,223
Stockholders' equity	183,143	178,219	153,993

Income Statement Data
Net interest income	$58,968	$61,208	$72,955
Non-interest income	10,958	32,922	19,271
Non-interest expense	53,422	59,382	59,935
Net income	11,954	24,524	22,389

Per Share Data
Earnings per share - basic	$2.16	$4.49	$4.07
Earnings per share - diluted	2.16	4.48	4.04
Cash dividends	1.32	1.32	1.26
Book value	32.89	32.40	28.32

Performance Ratios
Return on average assets	0.54%	1.14%	1.02%
Return on average equity	6.65%	15.47%	13.49%
Return on average tangible
common stockholders' equity (Non-GAAP)*	6.72%	16.82%	14.74%
Net interest margin	2.81%	3.02%	3.53%
Efficiency ratio	76.40%	63.09%	64.99%
Efficiency ratio (Non-GAAP) **	74.23%	74.69%	64.55%
Dividend payout ratio	61.11%	29.40%	30.96%

Capital Ratios
Tier 1 capital to average assets	10.37%	10.37%	9.13%
Equity to assets	8.37%	8.45%	7.07%

Asset Quality Ratios
Total non-performing assets to
total assets	0.93%	1.30%	1.14%
Total non-performing loans
to total loans	1.14%	1.59%	1.48%
Net charge-offs to
average loans	0.01%	-%	0.11%
Allowance for credit losses
to non-accrual loans	121.28%	81.33%	87.19%
Allowance for credit losses
to total loans	1.36%	1.28%	1.16%

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

	2024	2023	2022
	(in thousands)
Return on average tangible common stockholders' equity
Net income (GAAP)	$11,954	$24,524	$22,389

Average shareholders' equity (GAAP)	$179,873	$158,538	$165,982
Deduct: Average goodwill and intangible assets	1,855	12,711	14,136
Average tangible shareholders' equity (non-GAAP)	$178,018	$145,827	$151,846

Return on average tangible common stockholders' equity (non-GAAP)	6.72%	16.82%	14.74%

Efficiency ratio
Non-interest expense (GAAP)	$53,422	$59,382	$59,935
Deduct: Merger related expense	1,673
Deduct: Intangible amortization expense	17	367	400
Adjusted non-interest expense (non-GAAP)	$51,732	$59,015	$59,535

Net interest income (GAAP)	$58,968	$61,208	$72,955
Non-interest income (GAAP)	10,958	32,922	19,271
Add: Historic tax credit losses, net	(236)	-	-
Add: Loss on sale of securities	-	5,044	-
Deduct: Gain on sale of insurance agency	-	20,160	-
Adjusted total revenue (non-GAAP)	$69,690	$79,014	$92,226

Efficiency ratio (non-GAAP)	74.23%	74.69%	64.55%

See Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Report on Form 10-K for further information and analysis of changes in the Company's financial condition and results of operations.

Summary

Net income in 2024 was $12.0 million, a decrease from 2023 net income of $24.5 million. The decrease in net income was due to the gain on sale of the insurance agency in the previous year. Net interest income was $59.0 million in 2024 compared with $61.2 million in 2023. The yield on loans increased 40 basis points while competition on deposits and changes in customer behaviors contributed to an 82 basis point increase in cost of funds during 2024. Cost of funds was 3.15% during 2024 compared with 2.33% during 2023. Net interest margin was 2.81% and 3.02% in 2024 and 2023, respectively.

The Company’s provision for credit loss was $2.2 million, which reflected a reserve taken on one loan previously categorized as non-performing in addition to loan growth during the year. Provision for credit loss of less than $0.1 million in 2023, reflected improving economic conditions including peer group metrics, partially offset by loan growth and specific reserves related to individually analyzed loans. The ratio of non-performing loans to total loans was 1.14% at December 31, 2024 compared with 1.59% at December 31, 2023.

Non-interest income was $11.0 million in 2024 compared with $32.9 million in 2023. The decrease was mostly due to the gain on the sale of TEA in 2023 of $20.2 million, lower insurance service and fee revenue of $9.6 million as a result of the sale of TEA, partially offset by loss on sale of investment securities in 2023 of $5 million, gain on sale of other real estate owned in 2024 of $0.6 million, and historic tax credit investment activity during 2024 of $0.7 million.

Non-interest expense decreased $6.0 million, or 10%, to $53.4 million. The majority of the decrease was related to lower salaries and employee benefits of $6.4 million primarily related to the sale of TEA and lower advertising costs of $0.3 million, partially offset by merger related expenses of $1.7 million.

Strategy

In the fourth quarter of 2024, The Company’s shareholders approved the merger with NBT. This partnership will enhance the ability of the combined company to better deliver exceptional service, strengthen market position and generate value to stakeholders throughout its expanded footprint. Our strategy is to do everything necessary to ensure the merger is consummated effectively to conduct business as usual up until then, and to hand over the Company in good standing.

During this transition period to the close of the merger the Company will continue to increase market share and achieve scale while improving profitability and returning value to shareholders. The Company’s biggest strength and earnings driver is commercial and small business lending. The Company expects to continue to focus on building on this competitive advantage by adding personnel in this area. In addition, management intends to continue to develop strategies to deepen existing customer relationships with tailored product sets that reward the Company’s most loyal customers.

The Company’s strategies are designed to direct tactical investment decisions supporting its financial objectives. While the Company intends to focus its efforts on the pursuit of these strategies, there can be no assurance that the Company will successfully implement these strategies or that the strategies will produce the desired results. The Company’s most significant revenue source continues to be net interest income, defined as total interest income less interest expense. Net interest income accounted for 84% of total revenue in 2024. To produce net interest income and consistent earnings growth over the long-term, the Company must generate loan and deposit growth at acceptable margins within its market area. To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers and vendor relationships.

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

At December 31, 2024 the ACL on loans totaled $24.2 million, compared to $22.1 million at December 31, 2023. A significant portion of our ACL is allocated to the commercial portfolio (both commercial real estate and commercial and industrial (“C&I”) loans). As of December 31, 2024 and December 31, 2023 the ACL allocated to the total commercial portfolio was $18.8 million and $17.8 million, respectively.

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

In estimating the ACL on loans, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate. Given the concentration of ACL allocation to the total commercial portfolio and the significant judgments made by management in deriving the qualitative loss factors, management analyzed the impact that changes in judgments could have within the established risk range. The result was an ACL allocated to the total commercial loan portfolio that ranged between $13.2 million and $33.6 million at December 31, 2024. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2024 in estimation of the ACL on loans recognized on the Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

Net Income

Net income was $12.0 million in 2024, or $2.16 per diluted share, a decrease from $24.5 million, or $4.48 per diluted share, in 2023. For further information on net income by business segments see Note 19 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

AVERAGE BALANCE SHEET INFORMATION

The following table presents the significant categories of the assets and liabilities of the Company, interest income and interest expense, and the corresponding yields earned and rates paid in 2024, 2023, and 2022. The assets and liabilities are presented as daily averages. The average loan balances include both performing and non-performing loans. Interest income on loans does not include interest on loans for which the Bank has ceased to accrue interest. Available-for-sale securities are stated at fair value. Interest and yield are not presented on a tax-equivalent basis.

	2024			2023			2022
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(in thousands)			(in thousands)			(in thousands)
ASSETS
Interest-earning assets:
Loans, net (1)	$1,731,729	$98,288	5.68%	$1,657,114	$87,448	5.28%	$1,595,944	$70,562	4.42%
Taxable securities	271,896	6,801	2.50%	351,903	8,755	2.49%	373,589	8,037	2.15%
Tax-exempt securities	6,715	247	3.68%	7,791	244	3.13%	11,320	287	2.54%
Interest bearing deposits at banks	84,647	4,582	5.41%	7,741	403	5.21%	85,268	596	0.70%

Total interest-earning assets	2,094,987	$109,918	5.25%	2,024,549	$96,850	4.78%	2,066,121	$79,482	3.85%

Non interest-earning assets:
Cash and due from banks	18,152			16,411			15,556
Premises and equipment, net	14,863			16,277			17,392
Other assets	87,799			99,180			88,075

Total Assets	$2,215,801			$2,156,417			$2,187,144

LIABILITIES & STOCKHOLDERS'
EQUITY
Interest-bearing liabilities:
NOW	$374,019	$9,257	2.48%	$297,159	$4,544	1.53%	$261,514	$427	0.16%
Regular savings	699,797	16,991	2.43%	741,798	11,835	1.60%	970,401	1,899	0.20%
Time deposits	383,355	16,528	4.31%	306,173	10,099	3.30%	151,719	1,263	0.83%
Other borrowed funds	119,264	5,812	4.87%	137,423	6,789	4.94%	48,731	1,136	2.33%
Subordinated debt	31,226	2,212	7.08%	31,125	2,186	7.02%	31,023	1,791	5.77%
Securities sold U/A to repurchase	7,969	150	1.88%	13,056	189	1.45%	6,827	11	0.16%

Total interest-bearing liabilities	1,615,630	$50,950	3.15%	1,526,734	$35,642	2.33%	1,470,215	$6,527	0.44%

Noninterest-bearing liabilities:
Demand deposits	400,135			451,261			530,879
Other	20,163			19,884			20,068
Total liabilities	$2,035,928			$1,997,879			$2,021,162

Stockholders' equity	179,873			158,538			165,982

Total Liabilities and Equity	$2,215,801			$2,156,417			$2,187,144

Net interest earnings		$58,968			$61,208			$72,955
Net interest margin			2.81%			3.02%			3.53%
Interest rate spread			2.10%			2.45%			3.41%

(1)Included in interest earned as of December 31, 2022 were PPP loans fees of $0.8 million. There were no PPP loans recorded in 2024 and 2023. Other loan fees included in interest earned were not material during 2024, 2023, and 2022.

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

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	(in thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest earned on:
Loans	$4,049	$6,791	$10,840	$2,791	$14,095	$16,886
Taxable securities	(2,001)	47	(1,954)	(486)	1,204	718
Tax-exempt securities	(36)	39	3	(101)	58	(43)
Interest-bearing deposits at banks	4,162	17	4,179	(974)	781	(193)
Total interest-earning assets	$6,174	$6,894	$13,068	$1,230	$16,138	$17,368

Interest paid on:
NOW accounts	$1,390	$3,323	$4,713	$66	$4,050	$4,116
Savings deposits	(704)	5,860	5,156	(548)	10,484	9,936
Time deposits	2,899	3,530	6,429	2,261	6,575	8,836
Other	(1,190)	200	(990)	4,314	1,913	6,227
Total interest-bearing liabilities	$2,395	$12,913	$15,308	$6,093	$23,022	$29,115

Net interest income decreased by $2.2 million, or 3.7%, to $59.0 million in 2024 from $61.2 million in 2023. The yield on loans was 5.68% during 2024 compared with 5.28% in the prior year.

The total commercial loan portfolio average balance, including commercial real estate and C&I loans, increased $74.7 million, or 6%, from a $1.15 billion average balance in 2023 to a $1.23 billion average balance in 2024. Average consumer loans, including residential mortgages and home equity lines of credit, increased by less than 1% from $524.3 million in 2023 to $525.9 million in 2024. The increase in the commercial loan portfolio was primarily due to higher levels of commercial real estate originations during the year.

On the funding side, average interest-bearing deposits increased $112 million, while average overnight and short-term borrowings decreased $23 million. The rate on savings deposits increased 83 basis points to 2.43% from 2023 while average savings deposits decreased $42 million. Changes in customer behavior contributed to the $77 million increase in average time deposits as customers shifted to higher yielding deposit products. The rate on time deposits was 4.31% at December 31, 2024 compared with 3.30% at December 31, 2023.

The Company’s net interest margin decreased from 3.02% in 2023 to 2.81% in 2024. The net interest spread, or the difference between yield on interest-earning assets and rate on interest-bearing liabilities, decreased from 2.45% in 2023 to 2.10% in 2024. The yield on interest-earning assets increased 47 basis points to 5.25% during 2024 mostly due to higher loan yields. Cost of interest-bearing liabilities increased 82 basis points to 3.15% during 2024. The increase in the cost of interest-bearing liabilities is the result of higher deposit rates as the Company continues to provide competitive pricing on deposits, as well as the increased cost of borrowings. The rate paid on average time deposits increased from 3.30% in 2023 to 4.31% in 2024.  Average time deposits were 24% of total interest-bearing liabilities in 2024, compared with 20% in 2023.

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

Allowance for Credit Losses

The Company’s provision for credit loss was $2.2 million for the year ended 2024, which reflected a reserve taken on one loan previously categorized as non-performing and loan growth during the year. Provision for credit loss of less than $0.1 million in 2023 reflected improving economic conditions including peer group metrics, partially offset by loan growth and specific reserves related to individually analyzed loans. The ratio of non-performing loans to total loans was 1.14% compared with 1.59% in 2023.

A description of how the allowance for credit loan is determined along with tabular data depicting the key factors in calculating the allowance is set forth in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-accrual, Past Due and Restructured Loans

Non-performing loans decreased $7.1 million from $27.3 million at December 31, 2023 to $20.2 million at December 31, 2024. The decrease in 2024 was driven by one commercial real estate loan totaling $7.1 million that was acquired by the Bank in foreclosure and sold during the third quarter of 2024. Non-performing loans included $19.9 million of non-accruing loans at December 31, 2024 compared with $27.2 million at December 31, 2023. Total non-accrual loans to total loans was 1.12% and 1.58% at December 31, 2024 and 2023, respectively. There were $0.3 million of accruing loans categorized as 90 days or more past due at December 31, 2024.

Total non-performing loans to total assets was 0.93% at December 31, 2024 compared with 1.30% at December 31, 2023. Total non-performing loans to total loans at December 31, 2024 and 2023 was 1.14% and 1.59%, respectively.

See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about the Company's non-accrual, past due, and loans modified to borrowers experiencing financial difficulty.

Allowance for Credit Losses

The following table summarizes the Bank’s allocation of the allowance for credit losses by portfolio type for years 2024 and 2023.

	Balance at 12/31/2024	Percent of loans to total loans	Balance at 12/31/2023	Percent of loans to total loans
	(in thousands)

Residential mortgages*	$4,831	25%	$3,883	26%
Commercial mortgages*	13,298	56%	12,548	56%
Home equities	488	4%	434	5%
Commercial and industrial	5,550	15%	5,241	13%
Consumer loans**	9	-%	8	-%

Total	$24,176	100%	$22,114	100%

* includes construction loans

** includes other loans

During 2024, the Company had net loan charge-offs of $0.2 million, compared with of $0.1 million in 2023. The ratio of net loan charge-offs to average net loans outstanding was 0.01% in 2024 and less than 0.01% in 2023. There were no significant charge-offs or recoveries during 2024 and 2023. The following table presents by loan category net loan charge-offs to average loans outstanding ratios for 2024 and 2023.

	2024	2023

Residential mortgages*	(0.02)%	-%
Commercial mortgages*	-%	-%
Home equities	-%	0.02%
Commercial loans	0.03%	(0.03)%
Consumer loans**	14.71%	6.58%

* includes construction loans

** includes other loans

Commercial mortgages comprised 55% of the allowance for credit losses, and correspondingly, the commercial mortgage portfolio made up the largest proportion, or 56%, of the total loan portfolio as of December 31, 2024, as compared with 57% of the allowance and 56% of the total loan portfolio at December 31, 2023.

C&I loans comprised 23% of the allowance for credit losses and 15% of the loan portfolio as of December 31, 2024, as compared with 24% of the allowance and 13% of the total loan portfolio at December 31, 2023.

Residential mortgages comprised 20% of the allowance for credit losses and 25% of the loan portfolio as of December 31, 2024, as compared with 18% of the allowance and 26% of the total loan portfolio at December 31, 2023.

Overall, the ratio of the allowance for credit losses to total loans increased from 1.28% at December 31, 2023 to 1.36% on December 31, 2024 primarily due to the reserve taken on one loan previously in non-performing and loan growth during the full year 2024.

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

Non-Interest Income

Total non-interest income decreased from $32.9 million in 2023 to $11.0 million in 2024. The decrease was due to the pretax gain on the sale of TEA in 2023 of $20.2 million, reduced insurance service and fee income of $9.6 million in 2024, partially offset by a loss on sale of investment securities in 2023 of $5.0 million, and increases in 2024 in historic tax credit investment activity of $0.7 million, gain on sale of other real estate owned of $0.6 million and service charges revenue of $0.2 million. Additional information on the sale of TEA is included within Note 2 to the Company’s Consolidated Financial Statements included in item 8 of this Annual Report on Form 10-K.

Non-Interest Expense

Total non-interest expense decreased $6.0 million, or 10%, from $59.4 million in 2023 to $53.4 million in 2024. The decrease was due to a reduction of $6.4 million in salaries and employee benefits resulting from the sale of TEA and lower advertising costs of $0.3 million, partially offset by $1.7 million of merger related expenses.

The efficiency ratio expresses the relationship of operating expenses to revenues. The Company's GAAP efficiency ratio, or non-interest operating expenses divided by the sum of net interest income and non-interest income, was 76.4% in 2024 compared with 63.1% in

2023. The Company’s non-GAAP efficiency ratio, which excludes amortization expense, gains and losses from investment securities, gain on sale of subsidiary, and the impact of historic tax credit transactions, was 74.23% in 2024 compared with 74.7% in 2023.

Taxes

Income tax expense for the year was $2.3 million, representing an effective tax rate of 16.2% compared with an effective tax rate of 29.4% in 2023. For further discussion of the Company’s income taxes, including a reconciliation from the statutory rate to the actual rate for 2024 and 2023, see Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

The Company had total assets of $2.2 billion at December 31, 2024, an increase of $79 million, or 4% from December 31, 2023. Net loans of $1.8 billion at the most recent year end were $61 million, or 4%, higher than at December 31, 2023. Total investment securities decreased $15 million, or 5%, from $278 million at December 31, 2023 to $263 million at December 31, 2024. Deposits increased by $148 million, or 9%, to $1.9 billion as of the end of 2024. Stockholders’ equity was $183 million at the conclusion of 2024, a $5 million, or 3% increase from $178 million at the previous year end.

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

In regard to municipal securities, the Company’s general investment policy is that in-state securities must be rated at least Moody’s Baa (or equivalent) at the time of purchase. The Company reviews the ratings report and municipality financial statements and prepares a pre-purchase analysis report before the purchase of any municipal securities. Out-of-state issues must be rated by Moody’s at least Aa (or equivalent) at the time of purchase. The Company did not own any out-of-state municipal bonds at December 31, 2024 or December 31, 2023. Bonds rated below A are reviewed periodically to ensure their continued creditworthiness. While purchase of non-rated municipal securities is permitted, such purchases are limited to bonds issued by municipalities in the Company’s general market area. Those municipalities are typically customers of the Bank whose financial situation is familiar to management. The financial statements of the issuers of non-rated securities are reviewed by the Bank and a credit file of the issuers is kept on each non-rated municipal security with relevant financial information.

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

The Company designates all securities at the time of purchase as either “held to maturity” or “available for sale.” Securities designated as held to maturity are reported at amortized cost and consist of municipal investments that the Bank has made in its local market area. At December 31, 2024, $4.3 million in securities were designated as held to maturity. Debt and mortgage backed securities designated as available for sale are reported at fair market value.

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

Management believes that it has a sufficient understanding of the third party service’s valuation models, assumptions and inputs used in determining the fair value of securities to enable management to maintain an appropriate system of internal control. On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party pricing service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2024 or 2023.

The available for sale portfolio totaled $259 million or approximately 99% of the Company’s securities portfolio at December 31, 2024. Net unrealized gains and losses on available for sale securities resulted in an unrealized loss of $57.3 million at December 31, 2024, as compared with $55.0 million at December 31, 2023. The change in net unrealized losses was due to changes in market interest rates during the year. Unrealized gains and losses on available-for-sale securities are reported, net of taxes, as a separate component of stockholders’ equity. For the year ended December 31, 2024, the change in net unrealized losses, net of taxes, on stockholders’ equity was $1.7 million.

Management assessed available for sale securities in an unrealized loss position at December 31, 2024 and determined the decline in fair value below amortized cost to be primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuer. As of December 31, 2024, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost.

The Company’s securities portfolio outstanding balances decreased from $278 million at December 31, 2023 to $263 million at December 31, 2024. At December 31, 2024 and December 31, 2023, the Company’s concentration in U.S. government-sponsored agency bonds was 35% of the total securities balance. Government-sponsored mortgage-backed securities comprised 62% of the portfolio at December 31, 2024 and December 31, 2023, and tax-advantaged municipal bonds made up 4% of the portfolio at December 31, 2024 versus 3% of the portfolio at December 31, 2023.

Income from securities held in the Bank’s investment portfolio represented 6% and 9% of total interest income of the Company in 2024 and 2023, respectively. Taxable securities yields increased to 2.50% in 2024 from 2.49% in 2023, while tax-exempt yields were 3.68% in 2024 and 3.14% in 2023.

The Company’s interest-bearing deposits at banks increased from $4 million to $28 million from the prior year end. The interest-bearing deposits at banks consist of liquid interest-bearing cash accounts at correspondent banks and Federal Reserve Bank.

As a member of both the Federal Reserve System and the FHLB, the Bank is required to hold stock in those entities. The Bank held $6.2 million and $4.9 million in FHLB stock as of December 31, 2024 and 2023, respectively, and $3.7 million in FRB stock compared to $3.1 million at December 31, 2024 and December 31, 2023, respectively.

Available for sale securities with a total fair value of $120 million at December 31, 2024 were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

The following table sets forth the contractual maturities and weighted average interest yields of the Bank’s securities portfolio that are not carried at fair value through earnings (yields on tax-exempt obligations are not presented on a tax-equivalent basis) as of December 31, 2024. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Maturing
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
Available for Sale:
Debt Securities
U.S. treasuries and government agencies	$-	-%	$38,918	1.70%	$35,825	1.70%	$16,612	1.81%
States and political subdivisions	1,155	2.36%	4,144	2.83%	-	-%	-	-%
Total debt securities	$1,155	2.36%	$43,062	1.81%	$35,825	1.70%	$16,612	1.81%

Mortgage-backed securities
FNMA	$-	-%	$7,124	2.12%	$10,084	2.02%	$33,164	2.07%
FHLMC	-	-%	6,194	1.91%	3,330	1.89%	20,460	2.07%
GNMA	3	3.74%	-	-%	-	-%	30,273	2.12%
SBA	-	-%	-	-%	3,505	2.90%	13,045	2.70%
CMO	-	-%	-	-%	228	1.66%	34,613	2.06%
Total mortgage-backed securities	$3	-%	$13,318	2.02%	$17,147	2.17%	$131,555	2.14%

Total securities designated as available for sale	$1,158	2.05%	$56,380	1.86%	$52,972	1.86%	$148,167	2.10%

Held to Maturity:
Debt Securities
States and political subdivisions	$2,751	4.60%	$468	3.96%	$1,128	4.28%	$-	-%
Total securities designated as held to maturity	$2,751	4.60%	$468	3.96%	$1,128	4.28%	$-	-%

Total securities	$3,909	3.93%	$56,848	1.88%	$54,100	1.91%	$148,167	2.10%

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

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. Interest income on loans represented 89% of the total interest income earned by the Company in 2024 compared with 90% in 2023. The Bank’s loan portfolio, net of the allowances for loan losses, totaled $1.8 billion at December 31, 2024 and $1.7 billion at December 31, 2023. The average net loan portfolio represented 83% and 82% of the Company’s average interest-earning assets during 2024 and 2023, respectively.

Real Estate Loans

Approximately 85% of the Bank’s total loan portfolio at December 31, 2024 consisted of real estate loans or loans collateralized by mortgages on real estate, including residential mortgages, commercial mortgages and other types of real estate loans. The Bank’s real estate loan portfolio was $1.52 billion at December 31, 2024, compared with $1.50 billion at December 31, 2023. The real estate loan portfolio increased by 2% in 2024 over 2023, primarily as a result of higher commercial construction loans.

Residential Mortgages

The Bank offers fixed rate residential mortgage loans with terms of 10 to 30 years with, typically, up to an 80% loan-to-value (“LTV”) ratio. Fixed rate residential mortgage loans outstanding totaled $437 million at December 31, 2024 compared with $435 million at December 31, 2023, which was 25% of total loans outstanding in both periods. This balance did not include any construction residential mortgage loans, which are discussed below. Residential mortgage originations in 2024 were $57 million compared with $44 million in 2023. The increase was primarily the result of declining interest rates.

The Bank has contractual arrangements with FNMA and FHLB, pursuant to which the Bank sells certain mortgage loans to FNMA and FHLB and the Bank retains the servicing rights to those loans. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. In 2024, the Bank sold $18.5 million in mortgages to FNMA and FHLB under this arrangement, compared with $8.3 million in mortgages sold in 2023. No loans were sold to FHLMC by the Company during the years 2024 and 2023.

At December 31, 2024, the Company had $119 million in unpaid principal balances of loans that it serviced for FNMA, FHLB, and FHLMC, compared with $113 million at December 31, 2023. The Company recorded a net servicing asset for such loans of $1.2 million at December 31, 2023 and $1.1 million at December 31, 2024.

The Bank offers adjustable rate residential mortgage loans with terms of up to 30 years. Rates on these mortgage loans remain fixed for a predetermined time and are adjusted annually thereafter. The Bank’s outstanding adjustable rate residential mortgage loans were $7 million at December 31, 2024 compared with $8 million at December 31, 2023. At each respective time period, adjustable rate residential mortgage loans represented less than 1% of total loans outstanding.

Overall, residential real estate loans decreased from $444 million at December 31, 2023 to $439 million at December 31, 2024.

Commercial Real Estate

The Bank also offers commercial mortgage loans with up to an 80% LTV ratio for up to 20 years on a variable and fixed rate basis. Many of these mortgage loans either mature or are subject to a rate call after three to five years. To the extent required, loans exceeding an 80% LTV are reported on an exception report to the Board of Directors. The Bank’s outstanding commercial mortgage loans were $859 million at December 31, 2024, which was 48% of total loans outstanding, and $855 million or 50% of total loans outstanding at December 31, 2023. The balance at December 31, 2024 included $806 million in fixed rate and $53 million in variable rate commercial mortgage loans, which include interest rate calls. These balances do not include commercial mortgage construction loans.

Commercial real estate loan originations were $171 million during 2024 compared with $179 million during 2023.

The commercial real estate portfolio, consisting of both mortgage and construction loans, totaled $1.0 billion at December 31, 2024. The commercial real estate portfolio is comprised of loans secured by non-owner occupied or income producing property types, and owner-occupied real estate loans. The commercial real estate portfolio consisted of $810 million non-owner occupied, or 81% of the portfolio and $190 million, or 19% owner occupied real estate loans. The majority of the non-owner occupied commercial real estate portfolio is made up of five concentrations as seen in the table below.

Percent of Portfolio
Multi-Family	47.60%
Industrial	15.06%
Retail	8.98%
Office	9.22%
Hotel	5.92%
Other	13.22%

The Banks multi-family portfolio consists of properties mainly in the Bank’s market area which are at market rates and does not include rent control buildings.

The other category includes concentration segments with aggregate balances that are less than 6% of the total non-owner occupied CRE portfolio.

Home Equity Loans

The Bank also offers other types of loans collateralized by real estate, such as home equity loans. The Bank offers home equity loans at variable and fixed interest rates with terms of up to 15 years and up to an 85% combined LTV ratio. At December 31, 2024, the real estate loan portfolio included $79 million of home equity loans, which represented 4% of total loans outstanding, compared with $81 million and 5% at December 31, 2023, respectively. The total home equity portfolio included $65 million in variable rate loans and $14 million in fixed rate loans. Home equity loan originations were $15 million during 2024.

Construction Loans

The Bank also offers both residential and commercial real estate construction loans at up to an 80% LTV ratio at fixed interest or adjustable interest rates and multiple maturities. At December 31, 2024, adjustable rate construction loans outstanding totaled $137 million, or 8% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $10 million, or less than 1% of total loans outstanding. At December 31, 2023, adjustable rate construction loans outstanding totaled $105 million, or 6% of total loans outstanding, and fixed rate real estate construction loans outstanding totaled $12 million, or 1% of total loans outstanding.

Commercial and Industrial Loans

The Bank offers C&I loans on a secured and unsecured basis, including lines of credit and term loans at fixed and variable interest rates and multiple maturities. The Bank’s C&I loan portfolio totaled $260 million at December 31, 2024, compared with $223 million at December 31, 2023, a 17% increase. C&I loans represented 15% and 13% of the Bank’s total loans at the end of 2024 and 2023, respectively.

Collateral for C&I loans, where applicable, may consist of inventory, receivables, equipment and other business assets. At December 31, 2024, 54% of the Bank’s C&I loans were at variable rates which are tied to the prime rate or SOFR.

Consumer Loans

The Bank’s consumer installment and other loan portfolio totaled $0.7 million at December 31, 2024 compared with $1.0 million at December 31, 2023, representing less than 1% of the Bank’s total loans outstanding at those dates. Traditional installment loans are offered at fixed interest rates with various maturities of up to 60 months, on a secured and unsecured basis. This segment of the portfolio is done on an accommodation basis for customers. The Company does not actively try to grow the portfolio in a significant way. Other loans consisted primarily of cash reserves, overdrafts, and loan clearing accounts.

Loan Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the maturities of loans outstanding as of December 31, 2024 and the classification of those loans according to sensitivity to changes in interest rates.

(in thousands)	Within 1 Year	After 1 - 5 Years	After 5 - 15 Years	After 15 Years	Total

Commercial and Industrial
Interest rates:
Fixed Rate	$2,442	$68,751	$47,415	$-	$118,608
Variable Rate	78,888	48,454	13,868	364	141,574
Total	$81,330	$117,205	$61,283	$364	$260,182

Commercial Real Estate *
Interest rates:
Fixed Rate	$45,741	$350,955	$414,014	$282	$810,992
Variable Rate	52,230	54,982	82,638	-	189,850
Total	$97,971	$405,937	$496,652	$282	$1,000,842

Residential Real Estate **
Interest rates:
Fixed Rate	$81	$5,426	$64,951	$366,737	$437,195
Variable Rate	-	72	404	6,667	7,143
Total	$81	$5,498	$65,355	$373,404	$444,338

Home Equity
Interest rates:
Fixed Rate	$14	$988	$12,656	$508	$14,166
Variable Rate	-	521	5,399	58,580	64,500
Total	$14	$1,509	$18,055	$59,088	$78,666

Consumer and other loans
Interest rates:
Fixed Rate	$177	$244	$195	$17	$633
Variable Rate	13	-	-	84	97
Total	$190	$244	$195	$101	$730

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

As of December 31, 2024 the amount of total uninsured deposits, deposits that exceed the limits provided by the FDIC, was $0.6 billion, compared with $0.5 billion at December 31, 2023.

The following schedule indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2024:

Dollar Amount
At December 31, 2024:	(in thousands)
Three months or less	$30,925
Over three through six months	23,722
Over six through twelve months	18,000
Over twelve months	5,618
Total	$78,265

Total deposits of $1.9 billion at December 31, 2024 increased $148 million or 9% from the end of 2023. Included in the increase were time deposits of $61 million, NOW deposits of $54 million and total savings deposits of $50 million. Offsetting those increases were a decrease in non-interest-bearing demand deposits of $17 million. Competitive deposit pricing within the current market played a role in the changes in deposit mix from prior year.

Federal Funds Purchased and Other Borrowed Funds

Another source of the Bank’s funds for lending and investing activities is borrowings from the FHLB and FRB. The Bank had $40 million outstanding on its overnight line of credit with the FHLB as of December 31, 2024, compared with $53 million the year earlier. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with deposits along with the line usage’s impact on interest rate risk.

At December 31, 2024, the Bank had $40 million in FHLB long-term advances compared with $6 million at December 31, 2023. In addition to the FHLB, the Company has the ability to borrow from the Federal Reserve. At December 31, 2024, the Company did not have any short-term borrowings with the FRB but had $96 million in additional availability to borrow against collateral.

Subordinated Debt

On October 1, 2004, Evans Capital Trust I, a statutory business trust wholly-owned by the Company (the “Trust”), issued $11.0 million in aggregate principal amount of floating rate preferred capital securities due November 23, 2034 to investors (the “Capital Securities”) and $0.3 million of common securities to the Company (the “Common Securities”). The Capital Securities represent preferred undivided interests in the assets of the Trust. The Common Securities are wholly-owned by the Company and are the only class of the Trust’s securities possessing general voting powers. In connection with the issuance and sale of the Capital Securities, the Company issued an $11.3 million floating rate junior subordinated debt security, due October 1, 2037, to the Trust. Payments from the Company under the junior subordinated debt security are the sole source of cash flow for the Trust and fund the Trust’s payments on its Capital Securities. The interest rate payable to holders of the Capital Securities was 7.43% at December 31, 2024.

On July 9, 2020, the Company issued and sold $20 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due July 15, 2030.

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements with certain customers to sell securities owned by the Bank to those customers and repurchase the identical security within one day. No physical movement of the securities is involved. The customer is informed that the securities are held in safekeeping by the Bank on behalf of the customer. Securities sold under agreements to repurchase totaled $6.6 million and $9.5 million at December 31, 2024 and 2023, respectively. Balances can vary day to day based on customer needs.

Liquidity

The Bank utilizes cash flows from the investment portfolio and federal funds sold balances to manage the liquidity requirements related to loan demand and deposit fluctuations. The Bank also has many borrowing options. The Company uses the FHLBNY as its primary source of overnight funds and has long-term advance with FHLBNY. The Company’s use of its overnight line of credit with FHLBNY varies depending on its ability to fund investment and loan growth with core deposits along with the line usage’s impact on interest rate risk. The Company has pledged sufficient collateral in the form of residential and commercial real estate loans at FHLBNY that meets FHLB collateral requirements. As a member of the FHLB, the Bank is able to borrow funds at competitive rates. As of December 31, 2024, advances of up to $381 million could be drawn on the FHLB via an Overnight Line of Credit Agreement between the Bank and the FHLB. The Bank also has the ability to borrow from the Federal Reserve. At December 31, 2024 the Bank had $96 million in additional availability to borrow against collateral at the Federal Reserve. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window. The Bank’s liquidity needs also can be met by more aggressively pursuing time deposits, or accessing the brokered time deposit market, including the Certificate of Deposit Account Registry Service (“CDARS”) network.

Cash flows from the Bank’s investment portfolio are laddered, so that securities mature at regular intervals, to provide funds from principal and interest payments at various times as liquidity needs may arise. Contractual maturities are also laddered, with consideration as to the volatility of market prices. At December 31, 2024, approximately 1% of the Bank’s securities had contractual maturity dates of one year or less and approximately 18% had maturity dates of five years or less. Additionally, mortgage-backed securities, which comprised 62% of the investment portfolio at December 31, 2024, provide consistent cash flows for the Bank.

Management, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, management calculates the 90-day liquidity each month by analyzing the cash needs of the Bank.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closings and investment purchases.  In the Company’s internal stress test at December 31, 2024, the Company had net short-term liquidity of $353 million as compared with $333 million at December 31, 2023.

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

At December 31, 2024, the Company had commitments to extend credit of $438 million, compared with $435 million at December 31, 2023. For additional information regarding future financial commitments, this disclosure should be read in conjunction with Note 17 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital

Total Company stockholders’ equity was $183 million at December 31, 2024, an increase from $178 million at December 31, 2023. Equity as a percentage of assets was 8.37% and 8.45% at December 31, 2024 and 2023, respectively. Book value per share of common stock increased to $32.89 at December 31, 2024 from $32.40 at December 31, 2023. Reflected in the book value changes are the Federal Reserve’s aggressive interest rate hikes during 2022-2023, which resulted in significant unrealized losses on investment securities. As of December 31, 2024 this amounted to $7.63 per share impact to book value. The increase in stockholders’ equity was primarily the result of $12 million of net income in 2024, partially offset by $7.3 million in dividends paid to common stockholders.

The aggregate dividend paid in 2024 and 2023 was $1.32 per share. The Company typically pays a semi-annual dividend in April and October of each year. Management and the Board of Directors of the Company believe that the dividend level is prudent to maintain available capital to support the continued growth of the Company, as well as to manage the Company’s and the Bank’s capital ratios, while providing a dividend yield (dividend per share divided by stock price) competitive with peers in the industry at an annualized rate of 3.05% at December 31, 2024.

Included in stockholders’ equity is accumulated other comprehensive income/(loss) which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale. Net unrealized losses after tax were $42.5 million at December 31, 2024, compared with $40.7 million at December 31, 2023. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale.

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

ALCO, which includes members of the Bank’s senior management, monitors the Bank’s interest rate sensitivity with the aid of a model that considers the impact of ongoing lending and deposit gathering activities, as well as the interrelationships between the magnitude and timing of the re-pricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. When deemed prudent, the Bank’s management has taken actions and intends to do so in the future, to mitigate the Bank's exposure to interest rate risk through the use of on or off-balance sheet financial instruments. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of interest-earning assets and interest-bearing liabilities, and the purchase of other financial instruments used for interest rate risk management purposes. In 2024 and 2023, the Bank did not use off-balance sheet financial instruments to manage interest rate risk.

SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated increase
	in projected annual net interest income
	(in thousands)

	December 31, 2024	December 31, 2023
Changes in interest rates

+200 basis points	$(4,512)	$(4,618)
+100 basis points	779	219

-100 basis points	(769)	(168)
-200 basis points	(1,587)	(310)

Many assumptions are utilized by the Bank to calculate the impact that changes in interest rates may have on net interest income. The more significant assumptions relate to the rate of prepayments of mortgage-related assets, loan and deposit volumes and pricing, and deposit maturities. The Bank also assumes immediate changes in rates, including 100 and 200 basis point rate changes. In the event that a 100 or 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts, such that interest rates cannot be less than zero. These assumptions are inherently uncertain and, as a result, the Bank cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly due to the timing, magnitude, and frequency of interest rate changes in market conditions and interest rate differentials (spreads) between maturity/re-pricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. At each of December 31, 2024 and December 31, 2023, the Bank's projected net interest income benefitted more from a 100 basis point increase in market rates compared with lower net interest income resulting from a 200 basis point increase in rates.  This relationship was due in part to expected increases in deposit rates needed to retain deposit customers if rates moved up 200 basis points but were not required if rates only moved 100 basis points higher.  In light of the uncertainties and assumptions associated with the process, the amounts presented in the table, and changes in such amounts, are not considered significant to the Bank’s projected net interest income.

Financial instruments with off-balance sheet risk at December 31, 2024 included $380 million in undisbursed lines of credit at an average interest rate of 7.32% and $3 million in adjustable rate letters of credit, which if drawn upon, would typically earn an interest rate equal to the prime lending rate plus 2%. Unused overdraft protection lines totaled $20 million.

The following table represents expected maturities of interest-bearing assets and liabilities and their corresponding average interest rates.

Expected maturity year ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(in thousands)
Interest-bearing Assets
Gross loan and lease
receivables	$97,373	$109,344	$117,013	$131,331	$172,699	$1,156,998	$1,784,758	$1,674,236
Average interest	6.24%	5.73%	5.29%	6.13%	6.40%	5.26%	5.52%	5.52%

Investment securities	$1,155	$4,784	$17,568	$15,645	$5,066	$218,806	$263,024	$262,918
Average interest	2.36%	1.97%	1.69%	1.85%	1.93%	2.08%	2.35%	2.35%

Interest-bearing Liabilities
Interest-bearing
deposits	$1,460,265	$27,210	$2,661	$1,099	$2,002	$-	$1,493,237	$1,492,470
Average interest	2.46%	2.21%	1.28%	2.75%	3.18%	-%	2.46%	2.46%

Other borrowed funds	$40,000	$-	$40,000	$-	$-	$-	$80,000	$80,242
Average interest	4.61%	-%	4.68%	-%	-%	-%	4.65%	4.65%

Securities sold under
agreements to repurchase	$6,586	$-	$-	$-	$-	$-	$6,586	$6,586
Average interest	1.52%	-%	-%	-%	-%	-%	1.52%	1.52%

Subordinated debt	$-	$-	$-	$-	$-	$31,279	$31,279	$30,487
Average interest	-%	-%	-%	-%	-%	6.83%	6.83%	6.83%

Operating lease
obligations	$1,011	$939	$681	$530	$405	$874	$4,440	$4,072
Average interest	2.98%	2.98%	3.23%	3.04%	2.90%	3.16%	3.05%	3.05%

The amounts in the above table exclude acquisition fair value adjustments, yield adjustments on loans, and debt issuance costs.

When rates rise or fall, the market value of the Company’s rate-sensitive assets and liabilities increases or decreases. As a part of the Company’s asset/liability policy, the Company has set limitations on the acceptable level of the negative impact of such rate fluctuations on the market value of the Company’s balance sheet. On a quarterly basis, the balance sheet is shocked for immediate rate movement of 200 basis points. At December 31, 2024, the Company determined it would take an immediate movement in rates in excess of 200 basis points to eliminate the current capital cushion in excess of regulatory requirements. The Company’s and the Bank’s capital ratios are also reviewed by management on a quarterly basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Evans Bancorp, Inc.

Williamsville, New York

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Evans Bancorp, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASC 326.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses (ACL) – Loans Collectively Evaluated for Impairment

As described in Notes 1 and 4 to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. As of December 31, 2024, the Company’s loan portfolio totaled $ 1.8 billion and the associated ACL was $24.2 million.

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

Auditing the ACL on loans collectively evaluated for impairment was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management related to the determination of both the quantitative and qualitative calculations.

The primary procedures performed to address the critical audit matter included:

Testing the effectiveness of management’s controls addressing:

•Evaluation of the quantitative model, including the appropriateness of the DCF methodology; the relevance and reliability of data used; and the reasonableness of key assumptions and judgments related to the probability of default and loss given default frameworks.

•Evaluation of qualitative factors, including the appropriateness of the methodology; relevance and reliability of data used in determining qualitative factors; and reasonableness of weighted rate and risk range category assigned to each factor.

•Evaluation of the overall ACL calculation.

Substantive testing included:

•Utilizing internal specialists to perform procedures to assist in evaluating the appropriateness of the quantitative DCF model; relevance and reliability of data used in quantitative model; and reasonableness of key assumptions and judgments related to the probability of default and loss given default frameworks.

•Evaluating the appropriateness of the qualitative framework, including evaluation of the relevance and reliability of data used in determining qualitative factors and reasonableness of weighted rate and risk range category assigned to each factor.

•Evaluating the reasonableness of the Company’s overall ACL calculation.

  Crowe LLP

We have served as the Company's auditor since 2020.

Columbus, Ohio

March 5, 2025

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND DECEMBER 31, 2023
(in thousands, except share and per share amounts)
	December 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$14,621	$19,669
Interest-bearing deposits at banks	28,095	3,798
Securities:
Available for sale, at fair value (amortized cost: $315,930 at December 31, 2024;	258,677	275,680
$330,725 at December 31, 2023)
Held to maturity, at amortized cost (fair value: $4,241 at December 31, 2024;	4,347	2,059
$1,988 at December 31, 2023)
Federal Home Loan Bank common stock, at cost	6,194	4,914
Federal Reserve Bank common stock, at cost	3,697	3,097
Loans, net of allowance for credit losses of $24,176 at December 31, 2024
and $22,114 at December 31, 2023	1,759,488	1,698,832
Properties and equipment, net of accumulated depreciation of $14,126 at December 31, 2024
and $12,538 at December 31, 2023	14,152	15,397
Goodwill	1,768	1,768
Intangible assets	78	94
Bank-owned life insurance	43,764	42,758
Operating lease right-of-use asset	3,828	3,781
Other assets	48,756	36,816

TOTAL ASSETS	$2,187,465	$2,108,663

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$373,240	$390,238
NOW	399,046	345,279
Savings	699,635	649,621
Time	394,556	333,623
Total deposits	1,866,477	1,718,761

Securities sold under agreement to repurchase	6,586	9,475
Other borrowings	80,000	145,123
Operating lease liability	4,072	4,063
Other liabilities	15,908	21,845
Subordinated debt	31,279	31,177
Total liabilities	2,004,322	1,930,444

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value, 10,000,000 shares authorized; 5,623,197 and 5,601,308 shares issued at December 31, 2024 and December 31, 2023, respectively, and 5,567,833 and 5,499,772 outstanding at December 31, 2024
and December 31, 2023, respectively	2,814	2,803
Capital surplus	83,207	82,712
Treasury stock, at cost, 55,364 and 101,536 shares at December 31, 2024 and
December 31, 2023, respectively	(1,878)	(3,656)
Retained earnings	142,943	138,631
Accumulated other comprehensive loss, net of tax	(43,943)	(42,271)
Total stockholders' equity	183,143	178,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,187,465	$2,108,663

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(in thousands, except share and per share amounts)

	2024	2023	2022
INTEREST INCOME
Loans	$98,288	$87,448	$70,562
Interest bearing deposits at banks	4,582	403	596
Securities:
Taxable	6,801	8,755	8,037
Non-taxable	247	244	287
Total interest income	109,918	96,850	79,482
INTEREST EXPENSE
Deposits	42,776	26,478	3,589
Other borrowings	5,962	6,978	1,147
Subordinated debt	2,212	2,186	1,791
Total interest expense	50,950	35,642	6,527
NET INTEREST INCOME	58,968	61,208	72,955
PROVISION FOR CREDIT LOSSES	2,236	18	2,739
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	56,732	61,190	70,216
NON-INTEREST INCOME
Deposit service charges	2,774	2,593	2,861
Insurance service and fees	655	10,261	10,453
Gain on loans sold	-	179	95
Gain on sale of other real estate owned	598	-	-
Loss on tax credit investment	(484)	-	-
Refundable NY state historic tax credit	720	-	-
Bank-owned life insurance	1,006	932	707
Loss on sale of securities	-	(5,044)	-
Interchange fee income	2,015	2,047	2,071
Gain on sale of insurance agency	-	20,160	-
Other	3,674	1,794	3,084
Total non-interest income	10,958	32,922	19,271
NON-INTEREST EXPENSE
Salaries and employee benefits	30,637	37,047	38,854
Occupancy	4,357	4,506	4,619
Advertising and public relations	935	1,207	1,159
Professional services	3,533	3,563	3,425
Technology and communications	5,984	5,959	5,187
Amortization of intangibles	17	367	400
Merger-related expenses	1,673	-	-
FDIC insurance	1,315	1,400	1,025
Other	4,971	5,333	5,266
Total non-interest expense	53,422	59,382	59,935
INCOME BEFORE INCOME TAXES	14,268	34,730	29,552

INCOME TAX PROVISION	2,314	10,206	7,163

NET INCOME	$11,954	$24,524	$22,389

Net income per common share-basic	$2.16	$4.49	$4.07
Net income per common share-diluted	$2.16	$4.48	$4.04
Weighted average number of common shares outstanding	5,527,422	5,456,250	5,495,044
Weighted average number of diluted shares outstanding	5,541,373	5,471,033	5,536,375

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(in thousands)
	2024	2023	2022

NET INCOME	$11,954	$24,524	$22,389

OTHER COMPREHENSIVE (LOSS) INCOME , NET OF TAX:
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities	(1,725)	10,340	(44,188)
Reclassification of loss on sale of securities	-	(3,733)	-
Total	(1,725)	6,607	(44,188)

Defined benefit pension plans:
Amortization of prior service cost	-	-	22
Amortization of actuarial loss	69	80	200
Actuarial (losses) gains	(16)	320	359
Total	53	400	581

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1,672)	7,007	(43,607)

COMPREHENSIVE INCOME (LOSS)	$10,282	$31,531	$(21,218)

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(in thousands, except share and per share amounts)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2021	$2,744	$78,795	$108,024	$(5,671)	$-	$183,892
Net Income			22,389			22,389
Other comprehensive income				(43,607)		(43,607)
Cash dividends ($1.26 per common share)			(6,942)			(6,942)
Stock compensation expense		1,206				1,206
Repurchased 112,068 shares of Common Stock					(4,140)	(4,140)
Issued 18,844 restricted shares	9	(9)				-
Reissued 7,244 restricted shares in stock option exercises		10	(115)		249	144
Forfeitures 2,467 shares of restricted stock						-
Issued 7,738 shares under Dividend Reinvestment Plan	4	291				295
Issued 12,731 shares in Employee Stock Purchase Plan	7	377				384
Issued 22,270 shares in stock option exercises	11	361				372
Balance, December 31, 2022	$2,775	$81,031	$123,356	$(49,278)	$(3,891)	$153,993

Cumulative effect of change in accounting principle— credit losses	-	-	(2,026)	-	-	(2,026)
Beginning balance after cumulative effect adjustment	2,775	$81,031	$121,330	$(49,278)	$(3,891)	$151,967
Net Income			24,524			24,524
Other comprehensive income				7,007		7,007
Cash dividends ($1.32 per common share)			(7,223)			(7,223)
Stock compensation expense		1,138				1,138
Reissued 6,228 restricted shares		(235)			235	-
Issued 17,500 restricted shares, net of forfeitures	8	(8)				-
Issued 15,344 shares in stock option exercises, net	7	180				187
Issued 9,746 shares under Dividend Reinvestment Plan	5	293				298
Issued 13,906 shares in Employee Stock Purchase Plan	8	313				321
Balance, December 31, 2023	$2,803	$82,712	$138,631	$(42,271)	$(3,656)	$178,219
Net Income			11,954			11,954
Other comprehensive loss				(1,672)		(1,672)
Cash dividends ($1.32 per common share)			(7,288)			(7,288)
Stock compensation expense		1,283				1,283
Repurchased 7,000 shares of Common Stock		-			(204)	(204)
Issued 13,610 shares in stock option exercises	8	105				113
Reissued 30,474 restricted shares, net of forfeitures	-	(1,004)	(170)		1,174	-
Reissued 22,698 shares in stock option exercises	-	(158)	(184)		808	466
Issued 8,279 shares under Dividend Reinvestment Plan	3	269				272
Balance, December 31, 2024	$2,814	$83,207	$142,943	$(43,943)	$(1,878)	$183,143

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(in thousands)
	2024	2023	2022

OPERATING ACTIVITIES:
Interest received	$108,942	$95,988	$76,390
Fees received	8,904	17,741	17,958
Interest paid	(51,064)	(34,465)	(6,513)
Cash paid to employees and vendors	(61,062)	(55,066)	(58,294)
Income tax paid	(8,962)	(8,681)	(3,327)
Proceeds from sale of loans held for sale	18,988	8,447	4,897
Originations of loans held for sale	(18,503)	(8,265)	(4,704)

Net cash (used in) provided by operating activities	(2,757)	15,699	26,407

INVESTING ACTIVITIES:
Available for sales securities:
Purchases	(2,616)	-	(144,413)
Proceeds from sales	-	72,827	-
Proceeds from maturities, calls, and payments	17,466	25,358	19,066
Held to maturity securities:
Purchases	(3,816)	(1,344)	(6,651)
Proceeds from maturities, calls, and payments	1,528	6,225	2,867
Purchases of Federal Reserve Bank Stock	(600)	-	-
Purchases of FHLB Stock	(1,280)	-	-
Cash paid for bank owned life insurance	-	-	(6,830)
Proceeds from bank-owned life insurance claims	-	-	378
Additions to properties and equipment	(343)	(517)	(1,008)
Proceeds from sales of assets	-	370	-
Proceeds from tax credit investments	387	88	191
Cash investment in tax credit	(674)
Gain on sale of other real estate owned	598	-	1,380
Net cash from sale of subsidiary	-	34,249	-
Net increase in loans	(61,759)	(47,889)	(101,555)

Net cash (used in) provided by investing activities	(51,109)	89,367	(236,575)

FINANCING ACTIVITIES:
Proceeds from Long Term Borrowings	40,000	-	-
(Repayments of) proceeds of short-term borrowings, net	(101,890)	(31,872)	176,236
Repayments of long-term borrowings	(6,078)	(13,470)	(12,598)
Net increase (decrease) in deposits	147,724	(52,895)	(165,314)
Dividends paid	(7,288)	(7,223)	(6,942)
Repurchase of treasury stock	(204)	-	(4,140)
Issuance of common stock	385	743	1,051
Reissuance of treasury stock	466	64	144

Net cash provided by (used in) financing activities	73,115	(104,653)	(11,563)

Net increase (decrease) in cash and equivalents	19,249	413	(221,731)

CASH AND CASH EQUIVALENTS:
Beginning of year	23,467	23,054	244,785

End of year	$42,716	$23,467	$23,054

See Notes to Consolidated Financial Statements

EVANS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(in thousands)
	2024	2023	2022

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income	$11,954	$24,524	$22,389

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,236	1,559	1,647
Deferred tax (benefit) expense	(966)	(900)	251
Provision for credit losses	2,236	18	2,739
Loss on tax credit investment	484	-	-
Changes in refundable state historic tax credits	(720)	-	-
Net (gain) loss on sales of assets and other real estate owned	(598)	31	(196)
Loss on sales of securities	-	5,044	-
Gain on sale of subsidiary	-	(20,160)	-
Gain on loans sold	(483)	(179)	(95)
Stock compensation expense	1,283	980	1,206
Proceeds from sale of loans held for sale	18,988	8,447	4,897
Originations of loans held for sale	(18,503)	(8,265)	(4,704)
Changes in assets and liabilities affecting cash flow:
Other assets	(9,197)	73	2,914
Other liabilities	(8,471)	4,527	(4,641)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(2,757)	$15,699	$26,407

See Notes to Consolidated Financial Statements

12, 2011 AND 2010
EVANS BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

On September 9, 2024, Evans Bancorp, Inc. entered into an agreement and plan of merger with NBT Bancorp Inc. (“NBT”) and NBT Bank, National Association, pursuant to which NBT will acquire Evans Bancorp, Inc. Under the terms of the merger agreement, each outstanding share of Evans common stock will be converted into the right to receive 0.91 shares of NBT common stock. On December 20, 2024, the Company held a Special Meeting of Shareholders at which the proposal of the Agreement and Plan of Merger was approved by Evans Bancorp, Inc. shareholders. In addition, the Company received regulatory approvals and waivers from the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York necessary for NBT to complete its acquisition of Evans Bancorp, Inc.

Expenses related to the merger are included on the “merger related” expense line in the consolidated statements of income for the twelve-month period ended December 31, 2024. For further information on the merger agreement, see the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2024.

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

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets.

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

Loans placed on non-accrual status are individually assessed for impairment. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. The Company has an appraisal policy in which appraisals are obtained upon a loan being downgraded on the Company’s internal loan rating scale to special mention or substandard depending on the amount of the loan, the type of loan and the type of collateral. All individually evaluated loans are either graded special mention or substandard on the internal loan rating scale. Subsequent to the downgrade, if the loan remains outstanding and individually evaluated for at least one year more, management may require another follow-up appraisal. Between receipts of updated appraisals, if necessary, management may perform an internal valuation based on any known changing conditions in the marketplace such as sales of similar properties, a change in the condition of the collateral, or feedback from local appraisers.

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

Substandard assets have a high probability of payment default, or they have other well-defined weaknesses. They are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. Although substandard assets in the aggregate will have distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated substandard.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process. Consumers are not required to provide the Company with updated financial information as is a commercial customer. Consumer loans also carry smaller balances. Given the lack of updated information since the initial underwriting of the loan and small size of individual loans, the Company does not have credit risk ratings for consumer loans and instead uses delinquency status as the credit quality indicator for consumer loans. However, once a consumer loan is identified as individually evaluated, it is measured for impairment.

Loans acquired in a business combination are recorded at fair value with no carry-over of an acquired entity’s previously established allowance for credit losses. Purchased credit deteriorated loans represent specifically identified loans with evidence of credit deterioration for which it was probable at acquisition that the Company would be unable to collect all contractual principal and interest payments. For purchased credit deteriorated loans, the excess of cash flows expected at acquisition over the estimated fair value of acquired loans is recognized as interest income over the remaining lives of the loans. Subsequent decreases in the expected principal cash flows require the Company to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows result first in the recovery of any related allowance for credit losses and then in recognition of additional interest income over the then remaining lives of the loans. For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans.

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

The analysis of the allowance for credit losses is composed of two components: individually analyzed loans and pooled loan portfolio allocation. Each individually analyzed loan includes a detailed review and an allocation is made based on this analysis. Factors may include the appraisal value of the collateral, the age of the appraisal, the type of collateral, the performance of the loan to date, the performance of the borrower’s business based on financial statements, and legal judgments involving the borrower. For pooled portfolio loans that share similar risk characteristics, the Bank utilizes statistically developed models to estimate amounts and timing of expected future cash flows, correlations of credit losses with various macroeconomic assumptions including unemployment and gross domestic product, as well as other factors used to determine the borrowers’ abilities to repay obligations.

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

Earnings Per Share

Earnings per common share is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on increasing the weighted-average number of shares of common stock by the number of shares of common stock that would be issued assuming the exercise of stock options. Such adjustments to weighted-average number of shares of common stock outstanding are made only when such adjustments are expected to dilute earnings per common share. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and are not included in calculating diluted earnings per share. There were 71,910, 82,979 and 55,555 anti-dilutive shares in 2024, 2023 and 2022, respectively.

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

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of business, the Bank has entered into off-balance sheet financial arrangements consisting of commitments to extend credit and standby letters of credit. The Bank provides guarantees in the form of standby letters of credit, which represent an irrevocable obligation to make payments to a third party if the borrower defaults on its obligation under a borrowing or other contractual arrangement with the third party. The Bank could potentially be required to make payments to the extent of the amount guaranteed by the standby letters of credit based on the terms of the agreement. There were no liabilities recorded on the Consolidated Balance Sheets related to standby letters of credit as of December 31, 2024 and 2023, reflecting management’s assessment of the value of the guarantee given the lack of historical activity and the likelihood of current customers to draw on the letters of credit. The Bank has not incurred any losses on its commitments during the past three years and has not recorded a reserve for its commitments.

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The FASB establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs when they are issued by FASB. Effective January 1, 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Excluding that ASU, the Company did not adopt any accounting pronouncements during its current fiscal year that had a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures – The Company adopted this ASU effective January 1, 2024. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company’s Chief Operating Decision Maker. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial condition, results of operations or cash flows, but did affect the financial statement disclosures

Accounting standards that have been recently issued but not yet required to be adopted as of December 31, 2024, to the extent management believes their adoption will have not have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures, are discussed below.

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

TEA recorded insurance revenue of $9.7 million in 2023 and $9.8 million in 2022. Total net income for 2023 and 2022 was $15.7 million and $1.5 million, respectively. TEA’s 2023 net income included a pretax gain of $20.2 million and income tax expense of $6.6 million related to the sale. There was no activity in 2024 related to the operations of TEA. Details of the pretax gain on the sale is summarized below:

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

3.SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

	2024
	(in thousands)
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. treasuries and government agencies	$109,364	$-	$(18,009)	$91,355
States and political subdivisions	5,495	1	(197)	5,299
Total debt securities	$114,859	$1	$(18,206)	$96,654

Mortgage-backed securities:
FNMA	$62,388	$3	$(12,019)	$50,372
FHLMC	35,855	2	(5,873)	29,984
GNMA	38,391	2	(8,117)	30,276
SBA	18,876	-	(2,326)	16,550
CMO	45,561	-	(10,720)	34,841
Total mortgage-backed securities	$201,071	$7	$(39,055)	$162,023

Total securities designated as available for sale	$315,930	$8	$(57,261)	$258,677

Held to Maturity:
Debt securities
States and political subdivisions	$4,347	$4	$(110)	$4,241

Total securities designated as held to maturity	$4,347	$4	$(110)	$4,241

	2023
	(in thousands)

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:
Debt securities:
U.S. government agencies	$114,152	$-	$(17,912)	$96,240
States and political subdivisions	6,258	2	(231)	6,029
Total debt securities	$120,410	$2	$(18,143)	$102,269

Mortgage-backed securities:
FNMA	$66,262	$2	$(11,294)	$54,970
FHLMC	36,743	-	(5,569)	31,174
GNMA	38,793	-	(7,683)	31,110
SBA	20,776	-	(2,291)	18,485
CMO	47,741	-	(10,069)	37,672
Total mortgage-backed securities	$210,315	$2	$(36,906)	$173,411

Total securities designated as available for sale	$330,725	$4	$(55,049)	$275,680

Held to Maturity:
Debt securities
States and political subdivisions	$2,059	$1	$(72)	$1,988

Total securities designated as held to maturity	$2,059	$1	$(72)	$1,988

At year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Available for sale securities with a total fair value of $120 million and $172 million were pledged as collateral to secure public deposits and for other purposes required or permitted by law at December 31, 2024 and 2023, respectively.

The scheduled maturity of debt and mortgage-backed securities at December 31, 2024 is summarized below. All maturity amounts are contractual maturities. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

	December 31, 2024
	Amortized	Estimated
	cost	fair value
	(in thousands)

Debt securities available for sale:

Due in one year or less	$1,168	$1,155
Due after one year through five years	46,544	43,062
Due after five years through ten years	43,151	35,825
Due after ten years	23,996	16,612
	114,859	96,654

Mortgage-backed securities
available for sale	201,071	162,023

Total	$315,930	$258,677

Debt securities held to maturity:

Due in one year or less	$2,751	$2,755
Due after one year through five years	468	452
Due after five years through ten years	1,128	1,034
Due after ten years	-	-
Total	$4,347	$4,241

Contractual maturities of the Company’s mortgage-backed securities generally exceed ten years; however, the effective lives may be significantly shorter due to prepayments of the underlying loans and due to the nature of these securities.

There were no realized gains or losses from sales of securities in 2024 or 2022. The Company realized gross losses on sales of securities of $5 million, in 2023. The proceeds from the sale was $73 million. There were no realized gains in 2023.

Information regarding unrealized losses within the Company’s available for sale securities at December 31, 2024 and 2023 for which an allowance for credit losses has not been recorded is summarized below. The securities are primarily U.S. government sponsored entities securities or municipal securities. All unrealized losses are related to market interest rate fluctuations.

	2024

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$91,355	$(18,009)	$91,355	$(18,009)
States and political subdivisions	-	-	4,619	(197)	4,619	(197)
Total debt securities	$-	$-	$95,974	$(18,206)	$95,974	$(18,206)

Mortgage-backed securities:
FNMA	$1	$-	$50,037	$(12,019)	$50,038	$(12,019)
FHLMC	1,318	(18)	28,315	(5,855)	29,633	(5,873)
GNMA	1,247	(17)	28,895	(8,100)	30,142	(8,117)
SBA	-	-	16,550	(2,326)	16,550	(2,326)
CMO	-	-	34,841	(10,720)	34,841	(10,720)
Total mortgage-backed securities	$2,566	$(35)	$158,638	$(39,020)	$161,204	$(39,055)

Held to Maturity:
Debt securities:
States and political subdivisions	$1,015	$(50)	$471	$(60)	$1,486	$(110)

Total securities	$3,581	$(85)	$255,083	$(57,286)	$258,664	$(57,371)

	2023

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available for Sale:
Debt securities:
U.S. government agencies	$-	$-	$95,240	$(17,912)	$95,240	$(17,912)
States and political subdivisions	878	(2)	4,194	(229)	5,072	(231)
Total debt securities	$878	$(2)	$99,434	$(18,141)	$100,312	$(18,143)

Mortgage-backed securities:
FNMA	$-	$-	$54,831	$(11,294)	$54,831	$(11,294)
FHLMC	-	-	31,174	(5,569)	31,174	(5,569)
GNMA	-	-	31,110	(7,683)	31,110	(7,683)
SBA	-	-	18,485	(2,291)	18,485	(2,291)
CMO	-	-	37,674	(10,069)	37,674	(10,069)
Total mortgage-backed securities	$-	$-	$173,274	$(36,906)	$173,274	$(36,906)

Held to Maturity:
Debt securities:
States and political subdivisions	$444	$(1)	$643	$(71)	$1,087	$(72)

Total securities	$1,322	$(3)	$273,351	$(55,118)	$274,673	$(55,121)

Management has assessed the securities available for sale in an unrealized loss position at December 31, 2024 and determined that it expected to recover the amortized cost basis of its securities. As of December 31, 2024, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired securities before recovery of their amortized cost. Management believes the decline in fair value is primarily related to market interest rate fluctuations and not to the credit deterioration of the individual issuers. As a result, the Company does not hold an allowance for credit losses relating to securities. The Company holds no securities backed by sub-prime or Alt-A residential mortgages or commercial mortgages and also does not hold any trust-preferred securities.

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

4.LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Major categories of loans at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Mortgage loans on real estate:	(in thousands)
Residential mortgages	$438,779	$443,788
Commercial and multi-family	858,745	854,565
Construction-Residential	5,559	3,255
Construction-Commercial	142,097	114,623
Home equities	78,666	81,412
Total real estate loans	1,523,846	1,497,643

Commercial and industrial loans	260,182	223,100
Consumer and other loans	730	1,066
Unaccreted yield adjustments*	(1,094)	(863)
Total gross loans	1,783,664	1,720,946

Allowance for credit losses	(24,176)	(22,114)

Loans, net	$1,759,488	$1,698,832

*Includes net premiums and discounts on acquired loans and net deferred fees and costs on loans originated.

The outstanding principal balance and the carrying amount of acquired credit-deteriorated loans both totaled $0.7 million at December 31, 2024, compared with $0.8 million and $0.7 million, respectively at December 31, 2023. There were no valuation allowances for specifically identified impairment attributable to acquired credit-deteriorate loans at December 31, 2024 or 2023.

There were $933 million and $566 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2024 and 2023, respectively.

Residential Mortgages, including Construction: The Company originates adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase, or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area and are amortized over a period of 10 to 30 years. Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 80% of the property’s appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling.

The Company, in its normal course of business, sells certain residential mortgages which it originates and sells to FNMA, FHLMC and FHLB while maintaining the servicing rights for those mortgages. The Bank determines with each origination of residential real estate loans which desired maturities, within the context of overall maturities in the loan portfolio, provide the appropriate mix to optimize the Bank’s ability to absorb the corresponding interest rate risk within the Company’s tolerance ranges. This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk. At December 31, 2024 and 2023, the Company’s loan servicing portfolio principal balances was $119 million and $113 million, respectively, upon which it earned servicing fees. For the years ended December 31, 2024 and 2023, the Company sold $18.5 million and $8.3 million, respectively, in loans to FNMA and FHLB and realized gains on those sales of $0.5 million and $0.2 million, respectively. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. No loans were sold to FHLMC by the Company during the years 2024 and 2023.

The Company had a related asset carried at fair value of approximately $1.2 million and $1.1 million for the servicing portfolio rights at December 31, 2024 and 2023, respectively. There were no residential mortgages held for sale at December 31, 2024 and December 31, 2023.

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

Consumer Loans: The Company funds a variety of consumer loans, including direct automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging up to five years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed. A minimal amount of loans are unsecured, which carry a higher risk of loss. These loans included overdrawn deposit accounts classified as loans of $0.1 million at December 31, 2024 and 2023.

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

The Company’s consumer loans, including residential mortgages and home equities, are not individually risk rated or reviewed in the Company’s loan review process. Unlike commercial customers, consumer loan customers are not required to provide the Company with updated financial information. Consumer loans also carry smaller balances. Given the lack of updated information after the initial underwriting of the loan and small size of individual loans, the Company uses delinquency status as the primary credit quality indicator for consumer loans. However, once a consumer loan is identified as individually evaluated, it is individually measured for impairment.

The following tables summarize the amortized cost of loans by year of origination and internally assigned credit grades:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$53,499	$25,213	$21,934	$15,999	$6,030	$9,125	$91,728	$223,528
Special Mention	6,499	-	755	271	230	830	17,859	26,444
Substandard	63	785	2,261	96	7	214	6,779	10,205
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$60,061	$25,998	$24,950	$16,366	$6,267	$10,169	$116,366	$260,177

Current period gross writeoffs	$-	$59	$-	$-	$-	$13	$-	$72

Commercial real estate mortgages
Risk rating
Pass	$128,691	$150,285	$186,261	$118,259	$90,052	$275,697	$-	$949,245
Special Mention	2,688	-	1,504	379	-	14,141	-	18,712
Substandard	-	2,414	5,808	16,709	-	7,499	-	32,430
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$131,379	$152,699	$193,573	$135,347	$90,052	$297,337	$-	$1,000,387

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$408	$324	$89	$16	$4	$9	$118	$968
Nonperforming	-	-	-	-	-	-	-	-
Total	$408	$324	$89	$16	$4	$9	$118	$968

Current period gross writeoffs	$193	$27	$-	$-	$-	$2	$-	$222

Residential mortgages
Payment performance
Performing	$34,646	$37,524	$67,959	$90,801	$63,209	$144,973	$-	$439,112
Nonperforming	-	298	526	947	241	3,352	-	5,364
Total	$34,646	$37,822	$68,485	$91,748	$63,450	$148,325	$-	$444,476

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Home equities
Payment performance
Performing	$3,239	$5,435	$2,176	$362	$443	$2,053	$63,300	$77,008
Nonperforming	-	42	38	-	-	-	568	648
Total	$3,239	$5,477	$2,214	$362	$443	$2,053	$63,868	$77,656

Current period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

(in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial loans
Risk rating
Pass	$24,338	$42,967	$21,614	$12,174	$5,686	$6,539	$86,459	$199,777
Special Mention	10	1,955	2,739	510	268	1,867	11,705	19,054
Substandard	-	2	3	460	-	838	2,955	4,258
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$24,348	$44,924	$24,356	$13,144	$5,954	$9,244	$101,119	$223,089
Current period gross
writeoffs	$-	$-	$-	$-	$4	$3	$-	$7

Commercial real estate mortgages
Risk rating
Pass	$132,525	$194,197	$169,943	$95,264	$66,243	$263,628	$-	$921,800
Special Mention	-	6,634	397	861	9,988	8,094	-	25,974
Substandard	-	-	11,737	-	6,733	3,617	-	22,087
Doubtful/Loss	-	-	-	-	-	-	-	-
Total	$132,525	$200,831	$182,077	$96,125	$82,964	$275,339	$-	$969,861
Current period gross
writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Payment performance
Performing	$597	$176	$27	$12	$13	$20	$144	$989
Nonperforming	-	-	-	-	-	-	-	-
Total	$597	$176	$27	$12	$13	$20	$144	$989
Current period gross
writeoffs	$145	$18	$1	$-	$-	$1	$-	$165

Residential mortgages
Payment performance

Performing	$37,536	$72,624	$100,308	$69,454	$17,829	$144,499	$-	$442,250
Nonperforming	156	270	576	351	204	3,044	-	4,601
Total	$37,692	$72,894	$100,884	$69,805	$18,033	$147,543	$-	$446,851
Current period gross
writeoffs	$-	$-	$-	$1	$-	$-	$-	$1

Home equities
Payment performance
Performing	$7,833	$2,768	$590	$588	$571	$2,126	$65,165	$79,641
Nonperforming	-	-	-	-	-	1	514	515
Total	$7,833	$2,768	$590	$588	$571	$2,127	$65,679	$80,156
Current period gross
writeoffs	$-	$-	$-	$-	$-	$25	$-	$25

Past Due Loans

The following tables provide an analysis of the age of the amortized cost of loans that are past due and nonaccrual as of the dates indicated:

2024
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$255,565	$2,894	$-	$220	$1,498	$260,177
Residential real estate:
Residential	421,602	8,786	3,042	121	5,363	438,914
Construction	5,562	-	-	-	-	5,562
Commercial real estate:
Commercial	831,546	14,005	-	-	12,393	857,944
Construction	138,101	4,342	-	-	-	142,443
Home equities	75,154	1,461	393	-	648	77,656
Consumer and other	943	22	3	-	-	968
Total Loans	$1,728,473	$31,510	$3,438	$341	$19,902	$1,783,664

2023
(in thousands)

	Current				Non-accruing	Total
	Balance	30-59 days	60-89 days	90+ days	Loans	Balance

Commercial and industrial	$220,602	$518	$130	$-	$1,839	$223,089
Residential real estate:
Residential	437,471	1,173	341	-	4,602	443,587
Construction	3,264	-	-	-	-	3,264
Commercial real estate:
Commercial	831,375	4,360	-	134	19,000	854,869
Construction	110,727	2,326	671	-	1,268	114,992
Home equities	77,080	1,906	655	-	515	80,156
Consumer and other	959	27	3	-	-	989
Total Loans	$1,681,478	$10,310	$1,800	$134	$27,224	$1,720,946

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

The following tables present the activity in the allowance for credit losses according to portfolio segment for the periods ended December 31, 2024, 2023 and 2022.

2024

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$5,241	$12,548	$8	$3,883	$434	$22,114
Charge-offs	(72)	-	(222)	-	-	(294)
Recoveries	7	-	18	95	-	120
Provision (Credit)	374	750	205	853	54	2,236
Ending balance	$5,550	$13,298	$9	$4,831	$488	$24,176

Allowance for credit
losses:
Ending balance:
Individually evaluated
for impairment	208	926	-	7	-	1,141
Collectively evaluated
for impairment	5,342	12,372	9	4,824	488	23,035
Total	$5,550	$13,298	$9	$4,831	$488	$24,176

Loans:
Ending balance:
Individually evaluated
for impairment	1,857	14,450	-	5,946	1,005	23,258
Collectively evaluated
for impairment	258,325	986,392	730	438,392	77,661	1,761,500
Total	$260,182	$1,000,842	$730	$444,338	$78,666	$1,784,758

* includes construction loans

2023

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit losses:
Beginning balance	$4,980	$11,595	$153	$2,102	$608	$19,438
Adoption of new accounting
standard	324	1,145	(147)	1,618	(205)	2,735
Beginning balance after
cumulative effect adjustment	$5,304	$12,740	$6	$3,720	$403	$22,173
Charge-offs	(7)	-	(165)	(1)	(25)	(198)
Recoveries	83	-	26	7	5	121
Provision (Credit)	(139)	(192)	141	157	51	18
Ending balance	$5,241	$12,548	$8	$3,883	$434	$22,114

Allowance for credit
losses:
Ending balance:
Individually evaluated
for impairment	$36	719	-	-	-	755
Collectively evaluated
for impairment	5,205	11,829	8	3,883	434	21,359
Total	$5,241	$12,548	$8	$3,883	$434	$22,114

Loans:
Ending balance:
Individually evaluated
for impairment	$1,869	23,044	-	5,146	761	30,820
Collectively evaluated
for impairment	221,231	946,144	1,066	441,897	80,651	1,690,989
Total	$223,100	$969,188	$1,066	$447,043	$81,412	$1,721,809

* includes construction loans

2022

(in thousands)	Commercial and Industrial	Commercial Real Estate Mortgages*	Consumer and Other	Residential Mortgages*	Home Equities	Total
Allowance for credit
losses:
Beginning balance	$3,309	$12,367	$54	$2,127	$581	$18,438
Charge-offs	(1,546)	-	(170)	(125)	(30)	(1,871)
Recoveries	114	-	18	-	-	132
Provision (Credit)	3,103	(772)	251	100	57	2,739
Ending balance	$4,980	$11,595	$153	$2,102	$608	$19,438

* includes construction loans

The Company’s reserve for off-balance sheet credit exposures was not material at December 31, 2024 and 2023.

Nonaccrual Loans

The following tables provide amortized costs, at the class level, for nonaccrual loans as of the dates indicated:

				Year Ended
	December 31, 2024			December 31, 2024
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized
	(in thousands)
Commercial and industrial	$294	$1,204	$1,498	$31
Residential real estate:
Residential	152	5,211	5,363	41
Construction	-	-	-	-
Commercial real estate:
Commercial	4,957	7,436	12,393	35
Construction	-	-	-	-
Home equities	-	648	648	13
Consumer and other	-	-	-	-
Total nonaccrual loans	$5,403	$14,499	$19,902	$120

				Year Ended
	December 31, 2023			December 31, 2023
	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Interest Income Recognized
	(in thousands)
Commercial and industrial	$73	$1,766	$1,839	$17
Residential real estate:
Residential	-	4,602	4,602	49
Construction	-	-	-	-
Commercial real estate:
Commercial	6,568	12,432	19,000	219
Construction	1,268	-	1,268	-
Home equities	-	515	515	11
Consumer and other	-	-	-	-
Total nonaccrual loans	$7,909	$19,315	$27,224	$296

The following table provides data, at the class level, as of December 31, 2022.

	2022
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,654	$82
Residential real estate:
Residential	4,522	57
Construction	-	-
Commercial real estate:
Commercial	7,928	288
Construction	3,715	282
Home equities	778	24
Consumer and other	-	-
Total impaired loans	$19,597	$733

	2022
	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$-	$-
Residential real estate:
Residential	59	-
Construction	-	-
Commercial real estate:
Commercial	-	-
Construction	1,360	-
Home equities	58	2
Consumer and other	-	-
Total impaired loans	$1,477	$2

	2022
	Average Recorded Investment	Interest Income Recognized
Total:
Commercial and industrial	$2,654	$82
Residential real estate:
Residential	4,581	57
Construction	-	-
Commercial real estate:
Commercial	7,928	288
Construction	5,075	282
Home equities	836	26
Consumer and other	-	-
Total impaired loans	$21,074	$735

Collateral-dependent loans are loans that we expect the repayment to be provided substantially through the operation or sale of the collateral of the loan and we have determined that the borrower is experiencing financial difficulty. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for selling costs. As of December 31, 2024 and December 31, 2023 there were $19 million and $27 million, respectively, of collateral-dependent loans secured mainly by real estate and equipment.

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

The tables below detail the amortized cost of gross loans held for investment made to borrowers experiencing financial difficulty that were modified during the twelve months ended December 31, 2024 and December 31, 2023.

December 31, 2024
	(in thousands)	Term Extension	Total Class of Receivable
Commercial and industrial		$-	-%
Residential real estate:
Residential		969	0.22
Construction		-	-
Commercial real estate:
Commercial		5,289	0.53
Construction		-	-
Home equities		-	-
Consumer and other		-	-	-
Total nonaccrual loans		$6,258	0.35%

December 31, 2023
	(in thousands)	Term Extension	Total Class of Receivable
Commercial and industrial		$451	0.20%
Residential real estate:
Residential		686	0.15
Construction		-	-
Commercial real estate:
Commercial		6,817	0.70
Construction		-	-
Home equities		-	-
Consumer and other		-	-	-
Total nonaccrual loans		$7,954	0.46%

The financial impacts of residential mortgage loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 were maturity extensions ranging from six months to 360 months. Commercial real estate loan modifications made to borrowers experiencing financial difficulty, included in the table above, was a maturity extension of nine months. Commercial and industrial loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023 was a maturity extension of six months. Residential mortgage loan modifications made to borrowers experiencing financial difficulty during that same period were ranging from six months to 164 months. Commercial real estate loan modifications made to borrowers experiencing financial difficulty ranged from six to seven months during the twelve months ended December 31, 2023.

The company has not committed to lend any additional amounts to the borrowers included in the previous table.

As of December 31, 2024 and 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during 2024 and 2023, respectively, that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The payment status of all loans modified to borrowers experiencing financial difficulties were current during the twelve months ending 2024 and 2023.

5.PROPERTIES AND EQUIPMENT

Properties and equipment at December 31 were as follows:

	2024	2023
	(in thousands)
Land	$845	$845
Buildings and improvements	17,828	17,813
Furniture, fixtures, and equipment	9,605	9,277
	28,278	27,935
Less accumulated depreciation	(14,126)	(12,538)
Properties and equipment, net	$14,152	$15,397

Depreciation expense totaled $1.5 million in 2024, $1.7 million in 2023, and $1.7 million in 2022.

6.LEASES

The Company’s leases, consisting of property leases for certain bank branches, are classified as operating leases. Operating lease Right of Use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets were $3.8 million as of December 31, 2024 and 2023. Lease liabilities were $4.1 million as of December 31, 2024 and 2023. As these leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease expense is recognized on a straight-line basis over the lease term. Operating lease expenses were $1.1 million during each of the years ended December 31, 2024, 2023 and 2022, and are included in occupancy expense on the consolidated statement of income. Cash paid for amounts included in the measurement of lease liabilities were $1.0 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively, and are included in cash flows from operating activities on the consolidated statement of cash flows. The weighted average discount rate related to the Company’s leases were 3.0%, and 2.8% as of December 31, 2024 and December 31, 2023, respectively.  The weighted average remaining lease term related to the Company’s leases was 5.5 years and 6.0 years as of December 31, 2024 and 2023, respectively.  Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

Year Ending December 31,
(in thousands)
2025	$1,011
2026	939
2027	681
2028	530
2029	405
Thereafter	874
Total future minimum lease payments	4,440
Less imputed interest	368
Total	$4,072

ROU assets obtained in exchange for lease obligations were $1.0 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.

7.GOODWILL AND INTANGIBLE ASSETS

Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill. The Company had $1.8 million in goodwill at December 31, 2024 and 2023.

On November 30, 2023 the Company wrote-off $10.9 million of goodwill and $0.8 million of intangible assets in connection with the sale of TEA. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the sale of TEA.

Goodwill of $1.8 million at December 31, 2024 relates to the banking activities segment of the Company. There were no additions to goodwill during 2024 or 2023.

Goodwill is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company measures the fair value of its reporting unit annually, as of December 31. There was no impairment of goodwill recognized during 2024 or 2023.

There were no additions to intangible assets during 2024 or 2023. The gross carrying amount and accumulated amortization of other intangible assets at December 31, 2024 and December 31, 2023 were as follows:

	2024		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Amortized intangible asset:
Core deposit intangibles	$166	(88)	$166	(72)
Total	$166	(88)	$166	(72)

Core deposit intangibles have an estimated remaining life of 5.3 years. Amortization expense related to intangibles for the years ended December 31, 2024, 2023, and 2022 were less than $0.1 million, $0.4 million, and $0.4 million, respectively. Amortization expense of $0.3 million recorded during 2023 included amortization of other insurance intangibles through November 30, 2023. There was no impairment of intangible assets recognized during 2024 or 2023.

Estimated amortization expense for core deposit intangibles for each of the five succeeding fiscal years is as follows:

Year Ending December 31	Amount
(in thousands)
2025	$16
2026	15
2027	15
2028	14
2029	13
Thereafter	5
$78

8.DEPOSITS

Time deposits of $250 thousand and over, excluding brokered deposits, totaled $78.3 million and $74.6 million at December 31, 2024 and 2023, respectively. Brokered time deposits totaled $67 million at December 31, 2024. There were no brokered time deposits at December 31, 2023.

At December 31, 2024, the scheduled maturities of all time deposits were as follows:

(in thousands)
2025	$361,584
2026	27,210
2027	2,661
2028	1,099
2029	2,002
$394,556

9.BORROWED FUNDS AND SUBORDINATED DEBT

Other borrowings at December 31, 2024 consisted of FHLB overnight line of credit advance of $40 million, and FHLB advances of $40 million.

The maturities and weighted average rates of other borrowed funds at December 31, 2024 are as follows:

	Maturities	Weighted Average Rate
	(in thousands)
2025	$40,000	4.61%
2026	-	-%
2027	40,000	4.68%
Total	$80,000	4.65%

The Bank has the ability to borrow additional funds from the FHLB based on the securities or real estate loans that can be used as collateral and to purchase additional federal funds through one of the Bank’s correspondent banks. Given the current collateral available, additional advances of up to $381 million can be drawn on the FHLB via the Bank’s Overnight Line of Credit Agreement. There were $933 million and $566 million in residential and commercial mortgage loans pledged to FHLBNY to serve as collateral for potential borrowings as of December 31, 2024 and 2023, respectively.

As a member of the Federal Home Loan Bank System, the Bank is required to hold stock in FHLBNY. The Bank held FHLBNY stock with a carrying value of $6.2 million and $4.9 million as of December 31, 2024 and December 31, 2023, respectively.

The Bank has the ability to borrow from the Federal Reserve. At December 31, 2024 the Bank had $96 million in additional availability to borrow against collateral. By placing sufficient collateral in safekeeping at the Federal Reserve Bank, the Bank could borrow at the discount window.

The amounts and interest rates of other borrowed funds, excluding purchased discounts of less than $0.1 million at December 31, 2024 and 2023 and $0.3 million at December 31, 2022, were as follows:

	FHLB Overnight Line of Credit	FHLB Advances	FRB Borrowings	Total Other Borrowings
	(in thousands)
At December 31, 2024
Amount outstanding	$40,000	$40,000	$-	$80,000
Weighted-average interest rate	4.61%	4.68%	-%	4.65%

For the year ended December 31, 2024
Highest amount at a month end	$59,000	$43,000	$88,000
Daily average amount outstanding	$10,250	$32,218	$73,333	$115,801
Weighted-average interest rate	5.97%	4.54%	5.10%	5.02%

At December 31, 2023
Amount outstanding	$53,000	$6,077	$86,000	$145,077
Weighted-average interest rate	5.64%	3.11%	5.28%	5.32%

For the year ended December 31, 2023
Highest amount at a month end	$168,000	$19,346	$126,000
Daily average amount outstanding	$62,217	$8,853	$74,182	$145,252
Weighted-average interest rate	5.33%	3.00%	4.61%	4.82%

At December 31, 2022
Amount outstanding	$173,200	$19,547	$-	$192,747
Weighted-average interest rate	4.61%	2.77%	-%	4.42%

For the year ended December 31, 2022
Highest amount at a month end	$173,200	$31,756	$-
Daily average amount outstanding	$24,519	$23,721	$-	$48,240
Weighted-average interest rate	3.96%	2.72%	-%	3.35%

Subordinated debt comprised $20.0 million of subordinated notes and $11.3 million of trust preferred capital securities at December 31, 2024 and 2023.

On July 9, 2020, the Company issued $20.0 million of fixed to floating rate subordinated notes. The subordinated notes have an initial fixed interest rate of 6.00% to, but excluding, July 15, 2025, payable semi-annually in arrears. From and including July 15, 2025 but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum initially equal to the then-current three-month Secured Overnight Financing Rate provided by the Federal Reserve Bank of New York plus 590 basis points, payable quarterly in arrears. The subordinated notes mature on July 15, 2030. The Company is entitled to redeem the notes, in whole or in part, at any time on or after July 15, 2025, and to redeem the subordinated notes at any time in whole upon certain other events.

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

The Capital Securities have a distribution rate of three-month SOFR plus 2.65%, and the distribution dates are February 23, May 23, August 23, and November 23. The distribution rate was 7.43% at December 31, 2024.

The proceeds from the issuances of the Capital Securities and Common Securities were used by the Trust to purchase $11.3 million in aggregate liquidation amount of floating rate junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company, due October 1, 2037.

The Junior Subordinated Debentures represent the sole assets of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. The interest rate payable on the Junior Subordinated Debentures was 7.43% at December 31, 2024.

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

10.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank enters into agreements with customers to sell securities owned by the Bank to the customers and repurchase the identical security, within one business day. No physical movement of the securities is involved. The Bank had $6.6 million and $9.5 million in securities sold under agreement to repurchase at December 31, 2024 and December 31, 2023, respectively.

11.COMPREHENSIVE INCOME (LOSS)

The following tables display the components of other comprehensive income (loss), net of tax:

	Balance at December 31, 2023	Net Change	Balance at December 31, 2024
	(in thousands)
Net unrealized loss on investment securities	$(40,741)	$(1,725)	$(42,466)
Net defined benefit pension plan adjustments	(1,530)	53	(1,477)
Total	$(42,271)	$(1,672)	$(43,943)

	Balance at December 31, 2022	Net Change	Balance at December 31, 2023
	(in thousands)
Net unrealized loss on investment securities	$(47,348)	$6,607	$(40,741)
Net defined benefit pension plan adjustments	(1,930)	400	(1,530)
Total	$(49,278)	$7,007	$(42,271)

	Balance at December 31, 2021	Net Change	Balance at December 31, 2022
	(in thousands)
Net unrealized loss on investment securities	$(3,160)	$(44,188)	$(47,348)
Net defined benefit pension plan adjustments	(2,511)	581	(1,930)
Total	$(5,671)	$(43,607)	$(49,278)

	2024
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:		(in thousands)
Unrealized loss on investment securities	$(2,208)	$483	$(1,725)

Defined benefit pension plans adjustments:
Net actuarial (loss) gain	$(21)	$5	$(16)
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	-	-	-
Amortization of actuarial loss	99	(30)	69
Net change	78	(25)	53

Other Comprehensive Loss	$(2,130)	$458	$(1,672)

	2023
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized gain on investment securities:		(in thousands)
Unrealized gain on investment securities	$13,890	$(3,550)	$10,340
Reclassification from accumulated other
comprehensive income for losses	(5,044)	1,311	(3,733)
Net change	8,846	(2,239)	6,607

Defined benefit pension plans adjustments:
Net actuarial gain (loss)	$430	$(110)	$320
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	-	-	-
Amortization of actuarial loss	108	(28)	80
Net change	538	(138)	400

Other Comprehensive Income	$9,384	$(2,377)	$7,007

	2022
	Before-Tax Amount	Income Tax (Provision) Benefit	Net-of-Tax Amount
Unrealized loss on investment securities:		(in thousands)
Unrealized loss on investment securities	$(59,621)	$15,433	$(44,188)

Defined benefit pension plans adjustments:
Net actuarial loss gain	$481	$(122)	$359
Reclassifications from accumulated other
comprehensive income for gains (losses)
Amortization of prior service cost	31	(9)	22
Amortization of actuarial loss	274	(74)	200
Net change	786	(205)	581

Other Comprehensive Loss	$(58,835)	$15,228	$(43,607)

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

Selected Financial Information for the Pension Plan is as follows:

	2024	2023
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,734	$4,912
Interest cost	230	237
Assumption change	(256)	102
Actuarial loss	18	4
Settlements	-	(263)
Benefits paid	(271)	(258)
Benefit obligation at the end of the year	4,455	4,734

Change in plan assets:
Fair value of plan assets at the beginning of year	4,980	4,998
Actual return on plan assets	185	503
Benefits paid	(271)	(521)
Fair value of plan assets at the end of year	4,894	4,980

Funded status	$439	$246

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$439	$246

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$1,634	$1,879
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$1,634	$1,879

Accumulated benefit obligation at year end	$4,455	$4,734

Assumptions used by the Bank in the determination of Pension Plan information consisted of the following:

	2024	2023	2022
Discount rate for projected benefit obligation	5.57%	5.00%	5.22%
Discount rate for net periodic pension cost	5.00%	5.22%	2.77%
Expected long-term rate of return of plan assets	5.50%	5.50%	5.50%

The components of net periodic benefit cost consisted of the following:

	2024	2023	2022
	(in thousands)
Interest cost	$230	$237	$179
Expected return on plan assets	(266)	(259)	(353)
Net amortization and deferral	88	97	97
Settlement cost	-	114	-
Net periodic benefit cost	$52	$189	$(77)

The components of net periodic benefit cost are included in the line item “other expense” in the income statement.

The Company did not contribute to the Pension Plan in 2024 and expects that it will not contribute to the Pension Plan in 2025.

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

The weighted average asset allocation of the Pension Plan at December 31, 2024 and 2023, the Pension Plan measurement date, was as follows:

Asset Category:	2024	2023
Equity mutual funds	31.00%	35.39%
Fixed income mutual funds	66.99%	62.05%
Cash/Short-term investments	2.01%	2.56%
	100.00%	100.00%

The portfolio is invested in accordance with sound investment practices. Consistent with this approach, the investment strategy is to diversify the portfolio in order to reduce risk and to maintain sufficient liquidity to meet the obligations of the Plan. The Plan’s long-term asset allocation under normal market conditions is 31% equity investment and 69% fixed income assets and other short term investments and cash equivalents. The investment objective of the allocation in equity investments emphasizes long term capital appreciation. These equity investments are diversified across market capitalization, industries, style and geographical location. The investment objective of the fixed income allocation is to generally provide a diversified source of income with an awareness of capital preservation. The primary objective of the investment philosophy is capital preservation.

The major categories of assets in the Bank’s Pension Plan as of year-end are presented in the following table. Assets are segregated according to their investment objective by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 20 – Fair Value of Financial Instruments).

	2024	2023
	(in thousands)
Level 1:
Cash	$-	$-
Mutual funds:
Short-term investments:
Money market	98	128
Fixed Income:	3,279	3,225
Equities:
Small cap	315	283
Mid-Cap	202	149
Large cap	652	713
International large cap	348	482

	$4,894	$4,980

The mutual funds are actively traded with market quotes available on at least a daily basis. Therefore, they are Level 1 assets.

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis increased from 5.00% at December 31, 2023 to 5.57% at December 31, 2024 for the Company's Pension Plan.

Expected benefit payments under the Pension Plan over the next ten years at December 31, 2024 are as follows:

(in thousands)
2025	$327
2026	324
2027	319
2028	314
2029	313
Year 2030 - 2034	1,661

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

Selected financial information for the two SERP plans is as follows:

	2024	2023
Change in benefit obligation:	(in thousands)
Benefit obligation at the beginning of the year	$4,969	$5,048
Service cost	136	144
Interest cost	236	250
Actuarial gain	167	(188)
Benefits paid	(285)	(285)
Benefit obligation at the end of the year	5,223	4,969

Change in plan assets:
Fair value of plan assets at the beginning of year	-	-
Actual return on plan assets	-	-
Employer contributions	285	285
Benefits paid	(285)	(285)
Fair value of plan assets at the end of year	-	-

Funded status	$(5,223)	$(4,969)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liabilities	$(5,223)	$(4,969)

Amount recognized in the Accumulated Other Comprehensive Loss consists of:
Net actuarial loss	$355	$188
Prior service cost	-	-
Net amount recognized in equity - pre-tax	$355	$188

Accumulated benefit obligation at year end	$5,152	$4,842

Assumptions used by the Bank in the determination of SERP information consisted of the following:

	2024	2023	2022
Discount rate for projected benefit obligation	5.33%	4.89%	5.10%
Discount rate for net periodic pension cost	4.89%	5.10%	2.23%
Salary scale	3.00%	3.00%	3.00%

The discount rate utilized by the Company for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis increased from 4.89% at December 31, 2023 to 5.33% at December 31, 2024 (i.e. the measurement date) for the SERP.

The components of net periodic benefit cost consisted of the following:

	2024	2023	2022
	(in thousands)
Service cost	$136	$144	$131
Interest cost	236	250	124
Net amortization and deferral	-	-	209
Net periodic benefit cost	$372	$394	$464

Expected benefit payments under the SERP over the next ten years at December 31, 2024 are as follows:

(in thousands)
2025	$3,007
2026	285
2027	285
2028	285
2029	285
Year 2030 - 2034	1,226

Other Compensation Plans

The Company has a non-qualified deferred compensation plan whereby directors and certain officers may defer a portion of their base pre-tax compensation. Additionally, the Company has a non-qualified executive incentive retirement plan, whereby the Company defers on behalf of certain officers a portion of their base compensation until retirement or termination of service, subject to certain vesting arrangements. Aggregate expense under these plans was approximately $0.1 million in 2024 and 2023, and $0.2 million in 2022. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $1.8 million at December 31, 2024 and December 31, 2023.

These benefit plans are indirectly funded by bank-owned life insurance contracts with a total aggregate cash surrender value of approximately $43.8 million and $42.8 million at December 31, 2024 and 2023, respectively. Increases in cash surrender value are included in other non-interest income on the Company’s Consolidated Statements of Income. Endorsement split-dollar life insurance benefits have also been provided to directors and certain officers of the Bank and its subsidiaries during employment.

The Company acquired a deferred compensation plan from Fairport Savings Bank during 2020 which requires the Company to make scheduled payments to the participants. At December 31, 2024, this plan consisted of one participant that receives $5 thousand in monthly payments through June 2033. The benefit obligation, included in other liabilities in the Company’s consolidated balance sheets, was $0.5 million at December 31, 2024.

The Company also has a defined contribution retirement and thrift 401(k) Plan (the “401(k) Plan”) for its employees who meet certain length of service and age requirements. The provisions of the 401(k) Plan allow eligible employees to contribute a portion of their annual salary, up to the IRS statutory limit. The 401(k) plan includes a Qualified Automatic Contribution Arrangement (“QACA”). This arrangement features automatic deferred contributions with annual escalation, a QACA matching contribution, and an additional matching contribution. Employees vest in employer contributions over six years. The Company’s expense under the 401(k) Plan was approximately $1.0 million in 2024 and $1.4 million in each of 2023 and 2022.

13.STOCK-BASED COMPENSATION

At December 31, 2024, the Company had two stock-based compensation plans, which are described below. The compensation cost charged against income for those plans was $1.0 million in 2024, and $0.9 million in 2023 and 2022, and is included in “Salaries and Employee Benefits” in the Company’s Consolidated Statements of Income. All stock option and restricted stock expense is recorded on a straight-line basis over the requisite service period. In addition, expenses for director stock-based compensation were recognized to reflect $0.3 million in each of 2024, 2023 and 2022, as part of “Other” expense in the Company’s Consolidated Statements of Income.

2019 Long-Term Equity Incentive Plan

Under the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 Plan”) and, prior to the adoption of the 2019 Plan by shareholders in April 2019, under the Company’s 2009 Long-Term Incentive Plan (the “2009 Plan” and together with the 2019 Plan, the “Equity Plans”), the Company has granted options or restricted stock to officers, directors and key employees of the Company and its subsidiaries. Under the Equity Plans, the Company was authorized to issue up to 603,883 shares of common stock. Under the Equity Plans, the exercise price of each option is not to be less than 100% of the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. If available, the Company normally issues shares out of its treasury for any options exercised or restricted shares issued. The options have vesting schedules from 12 months through 5 years. At December 31, 2024, there were a total of 157,236 shares available for grant under the 2019 Plan. The Company may no longer make grants under the 2009 Plan.

There were no options granted as part of the 2024, 2023 and 2022 compensation plan.

Stock options activity for 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	155,360	$32.25
Granted	-	-
Exercised	(72,147)	28.88
Expired	(6,710)	30.67
Forfeited	-	-
Balance, December 31, 2024	76,503	$35.41	3.60	$680

Exercisable, December 31, 2024	67,112	$36.07	3.24	$561

Future compensation cost expected to be expensed over the weighted average remaining contractual term for remaining outstanding options is less than $0.1 million. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2025	$26

Restricted stock award, unit, and performance unit activity for 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	57,258	$35.85
Granted	54,544	28.97
Vested	(30,386)	34.24
Forfeited	(2,172)	32.55
Balance, December 31, 2024	79,244	$31.83

As of December 31, 2024, there was $1.3 million in unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Equity Plans. The unrecognized compensation cost is scheduled to be recognized as follows:

(in thousands)
2025	$589
2026	422
2027	221
2028	37

During fiscal years 2024, 2023, and 2022, the following activity occurred under the Company’s plans:

	2024	2023	2022
	(in thousands)
Total intrinsic value of stock options exercised	$922	$378	$621
Total fair value of restricted stock awards vested	$1,092	$825	$828

Employee Stock Purchase Plan

Prior to the expiration of the Employee Stock Purchase Plan (the “Purchase Plan”) on December 31, 2023, there were 34,175 shares of common stock available to issue to full-time employees of the Company and its subsidiaries. Under the terms of the Purchase Plan, employees could choose each year to have up to 15% of their annual base earnings withheld to purchase the Company’s common stock. Employees could purchase stock only on June 30 and December 31 each year during the term of the Purchase Plan for 85% of the price on the purchase date. Under the Purchase Plan, the Company issued 13,906 and 12,731 shares to employees in 2023 and 2022, respectively. Compensation cost is calculated by the value of the 15% discount only. The compensation cost that was charged against income for the Purchase Plan was less than $0.1 million in 2023 and 2022.

14.INCOME TAXES

The components of the provision for income taxes were as follows:

	2024	2023	2022
	(in thousands)
Current federal tax expense	$2,773	$8,462	$5,472
Current state tax expense	507	2,644	1,440
Total current tax expense	3,280	11,106	6,912

Deferred federal tax (benefit) expense	$(814)	$(702)	$153
Deferred state tax (benefit) expense	(152)	(198)	98
Total deferred tax (benefit) expense	(966)	(900)	251

Total income tax provision	$2,314	$10,206	$7,163

The Company’s provision for income taxes differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Tax provision at statutory rate	$2,996	21%	$7,293	21%	$6,206	21%
Change in taxes resulting from:
Tax-exempt income	(272)	(2)	(257)	(1)	(224)	(1)
Historic tax credit	(76)	(1)	-	-	-	-
State taxes, net of federal benefit	280	2	1,933	5	1,215	4
Gain on disposition of TEA	-	-	1,177	3	-	-
Other items, net	(614)	(4)	60	1	(34)	-
Income tax provision	$2,314	16%	$10,206	29%	$7,163	24%

Other items typically include provision to return adjustments.

At December 31, 2024 and 2023 the components of the net deferred tax asset were as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Pension and SERP plans	$1,378	$1,383
Allowance for credit losses	6,198	5,700
Deferred compensation	491	494
Stock options granted	300	262
State tax credit carryforward	185	185
Lease liabilities	1,051	1,056
State net operating loss	349	363
Net unrealized losses on securities	14,785	14,304
Fair value adjustments of business combinations	254	366
Other	411	186
Gross deferred tax assets	$25,402	$24,299

Deferred tax liabilities:
Depreciation and amortization	$52	$270
Right of use assets	989	982
Prepaid expenses	264	337
Gain on investment in tax credit	-	156
Deferred loan fees and costs	-	155
Mortgage servicing asset	307	276
Other	283	40
Gross deferred tax liabilities	$1,895	$2,216

Net deferred tax asset	$23,507	$22,083

The net deferred tax asset at December 31, 2024, 2023 and 2022 is included in “other assets” in the Company’s consolidated balance sheets.

In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, including assessing all positive and negative evidence and the weight of such evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carrybacks, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the opportunity for net operating loss carrybacks, and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not that the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2024.

The state tax credit carryforward has an indefinite life with no expiration date in which to utilize the credit.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022.

Accrued penalties and interest were immaterial at December 31, 2024, 2023 and 2022.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service (“IRS”) and various state taxing authorities. The tax years 2021-2023 remain subject to examination by the IRS.

15. REVENUE RECOGNITION OF NON-INTEREST INCOME

Insurance Service and Fees earned in 2024: Insurance services revenue relates to services provided by the Bank.

Insurance Service and Fees earned in 2023 and 2022: Insurance services revenue relates to various revenue streams from services provided by TEA and the Bank. As a result of the sale of TEA on November 30, 2023, insurance service and fees revenue reflects eleven months of TEA activity as well as the full year of the Banks’ wealth management activity. See Note 2 to the Company’s Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K for more information on the sale of TEA.

A description of the Company’s material revenue streams in non-interest income accounted for under ASC 606 follows:

•

Financial services commission revenue from the Bank related to wealth management such as life insurance, annuities, and mutual funds sales is included in the “insurance service and fees” line of the income statement.

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

A disaggregation of the total insurance service and other fees at December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in thousands)
Commercial property and casualty insurance commissions	$-	$4,232	$4,308
Personal property and casualty insurance commissions	-	3,328	3,363
Employee benefits sales commissions	-	763	851
Profit sharing and contingent revenue	-	1,198	1,164
Wealth management and other financial services	655	600	632
Insurance claims services revenue	-	-	-
Other insurance-related revenue	-	140	135
Total insurance service and other fees	$655	$10,261	$10,453

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

16.RELATED PARTY TRANSACTIONS

The Bank has entered into loan transactions with certain directors, executive officers, significant shareholders and their affiliates (related parties) in the ordinary course of its business. The aggregate outstanding principal balance of loans to such related parties on December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively. During 2024, there were $0.1 million of advances and new loans to such related parties, and repayments amounted to $0.2 million. Deposits from related parties were $1.2 million and $1.3 million as of December 31, 2024 and 2023, respectively.

17.CONTINGENT LIABILITIES AND COMMITMENTS

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. The Company’s commitments to extend credit are mostly variable rate loans. Commitments to extend credit are generally made for periods of 180 days or less. A summary of the Bank’s commitments and contingent liabilities at December 31, 2024 and 2023 is as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)

Commitments to extend credit	$435,370	$431,085
Standby letters of credit	2,652	3,883
Total	$438,022	$434,968

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

The Company leases certain offices, land and equipment under long-term operating leases. The aggregate minimum annual rental commitments under these leases total approximately $1.0 million in 2025, $0.9 million in 2026, $0.7 million in 2027, $0.5 million in 2028, $0.4 million in 2029 and $0.9 million thereafter. The rental expense under operating leases contained in the Company’s Consolidated Statements of Income was $1.1 million in each of the years ended December 31, 2024, 2023, and 2022.

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

19.SEGMENT INFORMATION

The Company conducts operations through a single business segment throughout Western New York and Finger Lakes Region, which derives interest and fee income. The Bank earns interest income on loans as well as fee income from the origination of loans and from fees charged on deposit accounts. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans, and consumer loans, and loans to commercial clients, which include commercial loans and commercial real estate loans. Residential real estate loans are either kept in our loan portfolio or sold to FNMA, FHLMC or FHLB, with gains or losses from the sales being recognized. In addition, the Bank offers non-deposit investment products, such as annuities and mutual funds. All sources of segment specific revenues and expenses contributed to management’s definition of net income.

Pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance.

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

While the operating segments were separately managed, the chief operating decision maker, our President and Chief Executive Officer, used and continues to use consolidated net income to assess performance by comparing to and monitoring against budget and prior year results. This information is used to manage resources to drive business and net earnings growth, including investment in key strategic priorities, as well as determine the Company's ability to return capital to shareholders.

Prior to the sale, insurance agency activities included the selling of various premium-based insurance policies on a commission basis, including business and personal insurance, employee benefits, surety bonds, risk management, life, disability and long-term care coverage, as well as providing claims adjusting services to various insurance companies.

Revenues from transactions between the two segments during 2023 and 2022 were not significant.

The Evans Agency was sold in 2023. As a result, the following table presents financial information solely for the banking segment for the year ended December 31, 2024. Segment information for the years ended December 31, 2023 and 2022 have been recast to conform to the presentation required by ASU 2023-07.

The following table set forth information regarding banking activities for the years ended December 31, 2024, 2023, and 2022.

	Banking Activities
	(in thousands)
	2024	2023	2022

Net interest income	$58,968	$61,208	$72,955
Provision for credit losses	2,236	18	2,739
Net interest income after
provision for credit losses	56,732	61,190	70,216
Loss on sale of securities	-	(5,044)	-
Other non-interest income	10,958	8,095	9,434
Amortization expense	17	17	19
Other non-interest expense	53,405	52,644	52,119
Income before income taxes	14,268	11,580	27,512
Income tax provision	2,314	2,799	6,636
Net income	$11,954	$8,781	$20,876

	December 31,	December 31,
	2024	2023
	(in thousands)
Identifiable Assets, Net
Banking activities	$2,187,465	$2,106,632
Insurance agency activities	-	2,031
Consolidated Total Assets	$2,187,465	$2,108,663

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a recurring basis at December 31, 2024 and 2023:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2024
Securities available-for-sale:
US treasuries and government agencies	$-	$91,355	$-	$91,355
States and political subdivisions	-	5,299	-	5,299
Mortgage-backed securities	-	162,023	-	162,023
Mortgage servicing rights	-	-	1,190	1,190

December 31, 2023
Securities available-for-sale:
US treasuries and government agencies	$-	$96,240	$-	$96,240
States and political subdivisions	-	6,029	-	6,029
Mortgage-backed securities	-	173,411	-	173,411
Mortgage servicing rights	-	-	1,061	1,061

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

On a quarterly basis the Company reviews changes, as submitted by our third-party pricing service provider, in the market value of its securities portfolio. Individual changes in valuations are reviewed for consistency with general interest rate movements and any known credit concerns for specific securities. Additionally, on a quarterly basis the Company has its entire securities portfolio priced by a second pricing service to determine consistency with another market evaluator. If, on the Company’s review or in comparing with another servicer, a material difference between pricing evaluations were to exist, the Company may submit an inquiry to our third-party pricing service provider regarding the data used to value a particular security. If the Company determines it has market information that would support a different valuation than our third-party service provider’s evaluation it can submit a challenge for a change to that security’s valuation. There were no material differences in valuations noted in 2024 or 2023.

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

The following table presents for each of the fair-value hierarchy levels as defined in this footnote, those assets and liabilities which are measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

(in thousands)	Level 1	Level 2	Level 3	Fair Value

December 31, 2024
Collateral dependent individually analyzed loans	$-	$-	$4,680	$4,680

December 31, 2023
Collateral dependent individually analyzed loans	$-	$-	$7,147	$7,147

The following table presents qualitative information about Level 3 fair value measurements for financial instruments which are measured at fair value on a nonrecurring basis at December 31, 2024 and December 31, 2023:

December 31, 2024

(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range	(Weighted Average)

Individually evaluated collateral dependent loans:

Commercial Real Estate	$4,032	Income approach	Capitalization rate	8.00%	8.00%

Commercial and industrial	$502	Cost approach	Book value	50.00%	50.00%

Residential Real Estate	$146	Sales comparison approach	Adjustment to comparables	(14%) - 1%	-8.70%

December 31, 2023

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	(Weighted Average)

Individually evaluated collateral dependent loans:

Commercial Real Estate	$7,110	Sales comparison approach	Adjustment to comparables	(0.6%) - 16%	8.82%
		Income approach	Capitalization rate	8.50%	8.50%

Commercial and industrial	$37	Sales comparison approach	Adjustment to comparables	N/A	N/A

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

Collateral dependent individually evaluated loans had a gross value of $6.1 million, with an allowance for credit loss of $1.1 million, at December 31, 2024 compared with $7.9 million and $0.8 million, respectively, at December 31, 2023.

At December 31, 2024 and 2023, the estimated fair values of the Company’s financial instruments, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Level 1:
Cash and cash equivalents	$42,716	$42,716	$23,467	$23,467
Level 2:
Available for sale securities	258,677	258,677	275,680	275,680
FHLB and FRB stock	9,891	N/A	8,011	N/A
Level 3:
Held to maturity securities	4,347	4,241	2,059	1,988
Loans, net	1,759,488	1,674,236	1,698,832	1,606,666

Financial liabilities:
Level 1:
Demand deposits	$373,240	$373,240	$390,238	$390,238
NOW deposits	399,046	399,046	345,279	345,279
Savings deposits	699,635	699,635	649,621	649,621
Level 2:
Securities sold under agreement to
repurchase	6,586	6,586	9,475	9,475
Other borrowed funds	80,000	80,242	145,123	145,055
Subordinated debt	31,279	30,487	31,177	29,563
Level 3:
Time deposits	394,556	393,789	333,623	331,675

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

21.REGULATORY MATTERS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of Common Equity Tier I, Total Capital, and Tier I Capital (as defined in FRB regulations) to risk-weighted assets (as defined in FRB regulations), and of Tier I capital (as defined in FRB regulations) to average assets (as defined in FRB regulations). Management believes that as of December 31, 2024 and 2023 the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were as follows:

December 31, 2024
(in thousands)

	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$252,841	14.57%	$78,071	4.5%	$112,770	6.5%

Total Capital
(to Risk Weighted Assets)	$274,558	15.83%	$138,793	8.0%	$173,492	10.0%

Tier I Capital
(to Risk Weighted Assets)	$252,841	14.57%	$104,095	6.0%	$138,793	8.0%

Tier I Capital
(to Average Assets)	$252,841	11.09%	$91,185	4.0%	$113,981	5.0%

	December 31, 2023
	(in thousands)
	Bank		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Common Equity Tier I
(to Risk Weighted Assets)	$239,167	14.33%	$75,080	4.5%	$108,449	6.5%

Total Capital
(to Risk Weighted Assets)	$260,038	15.59%	$133,476	8.0%	$166,845	10.0%

Tier I Capital
(to Risk Weighted Assets)	$239,167	14.33%	$100,107	6.0%	$133,476	8.0%

Tier I Capital
(to Average Assets)	$239,167	10.84%	$88,258	4.0%	$110,322	5.0%

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

22.PARENT COMPANY ONLY FINANCIAL INFORMATION

Parent company (Evans Bancorp, Inc.) only condensed financial information is as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands)
ASSETS
Cash	$4,587	$15,822
Other assets	577	526
Investment in subsidiaries	210,726	200,126
Total assets	$215,890	$216,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Subordinated debt	$31,279	$31,177
Other liabilities	1,468	7,078
Total liabilities	32,747	38,255

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$183,143	$178,219
Total liabilities and stockholders’ equity	$215,890	$216,474

CONDENSED STATEMENTS OF INCOME

	December 31,
	2024	2023	2022
	(in thousands)
Dividends from subsidiaries	$3,000	$42,746	$11,500
Income	-	-	-
Expenses	(3,688)	(8,776)	(2,497)
Income before equity in undistributed
earnings of subsidiaries	(688)	33,970	9,003
Equity in undistributed earnings of subsidiaries	12,642	(9,446)	13,386
Net income	$11,954	$24,524	$22,389

Comprehensive income (loss)	$10,282	$31,531	$(21,218)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	2024	2023	2022
	(in thousands)
Operating Activities:
Net income	$11,954	$24,524	$22,389
Adjustments to reconcile net income to

net cash provided by operating activities:
Undistributed earnings of subsidiaries	(12,642)	9,446	(13,386)
Changes in assets and liabilities affecting cash flow:
Other assets	(51)	(8)	(56)
Other liabilities	(5,610)	6,032	(147)
Other	364	115	352
Net cash provided (used) by operating activities	(5,985)	40,109	9,152

Investing Activities:
Investment in subsidiaries	1,391	(19,000)	-
Net cash provided by (used in) investing activities	1,391	(19,000)	-

Financing Activities:
Proceeds from issuance of common stock	385	743	1,051
Cash dividends paid	(7,288)	(7,223)	(6,942)
Repurchase of treasury stock	(204)	-	(4,140)
Reissuance of treasury stock	466	64	144
		-	-
Net cash (used in) provided by financing activities	(6,641)	(6,416)	(9,887)

Net increase (decrease) in cash	(11,235)	14,693	(735)

Cash beginning of year	15,822	1,129	1,864

Cash ending of year	$4,587	$15,822	$1,129

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2024 were effective.

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

Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2024 using the criteria set forth in the report of the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) - Internal Control - Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on the COSO criteria.

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

(c)Changes in Internal Control Over Financial Reporting. No changes in the Company's internal control over financial reporting were identified in the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be provided within 120 days of December 31, 2024.

Item 11.EXECUTIVE COMPENSATION

The information required by this item will be provided within 120 days of December 31, 2024.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item will be provided within 120 days of December 31, 2024.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information required by this item will be provided within 120 days of December 31, 2024.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be provided within 120 days of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm (Crowe LLP)

Consolidated Balance Sheets - December 31, 2024 and 2023

Consolidated Statements of Income - Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows - Years Ended December 31, 2024, 2023 and 2022

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

10.22*	Evans Bancorp, Inc. Amended and Restated 2019 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 26, 2019).
10.23*	2020 Evans Bank, N.A. Executive Incentive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 23, 2019)
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

10.28*

Evans Bank Short Term Incentive Compensation Program for Named Executive Officers & Senior Leadership Team Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2024)

10.29*

Amendment Number One, dated as of September 21, 2020, to the Employment Agreement by and among Evans Bank, N.A., Evans Bancorp, Inc. and David J. Nasca, executed and delivered by the Company and the Bank on September 14, 2009 and effective as of September 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 25, 2020).

10.30*

Form of Amended and Restated Change in Control Agreement, effective as of May 9, 2024, by and between Evans Bancorp, Inc. and certain executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 9, 2024)

10.31*	Amendment to the 2020 Executive Incentive Retirement Plan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on May 9, 2024)
19	Evans Bancorp, Inc. Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed on March 12, 2020).
23.1	Independent Registered Public Accounting Firm’s Consent from Crowe LLP (filed herewith).
24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

97	Evans Bancorp, Inc. Clawback Policy.
101

The following materials from Evans Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets – December 31, 2024 and 2023; (ii) Consolidated Statements of Income – years ended December 31, 2024, 2023, and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) – years ended December 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Stockholder’s Equity – years ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Cash Flows – years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

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
Date: March 6, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Nasca	President and Chief Executive Officer/ Director (Principal Executive Officer)	March 6, 2025
David J. Nasca

/s/ John B. Connerton	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2025
John B. Connerton

/s/ Lee C. Wortham	Chairman of the Board / Director	March 6, 2025
Lee C. Wortham

/s/ Michael A. Battle	Director	March 6, 2025
Michael A. Battle

/s/ Dawn DePerrior	Director	March 6, 2025
Dawn DePerrior

/s/ Robert A. James	Director	March 6, 2025
Robert A. James

/s/ Jody L. Lomeo	Director	March 6, 2025
Jody L. Lomeo

/s/ Kimberley A. Minkel	Director	March 6, 2025
Kimberley A. Minkel

	Director	March 6, 2025
Christina P. Orsi

/s/ David R. Pfalzgraf, Jr.	Director	March 6, 2025
David R. Pfalzgraf, Jr.

/s/ Michael J. Rogers	Director	March 6, 2025
Michael J. Rogers

	Director	March 6, 2025
Nora B. Sullivan

/s/ Thomas H. Waring, Jr.	Director	March 6, 2025
Thomas H. Waring, Jr.