Form 10-K/A
period 2024-12-31
EVANS BANCORP INC
filed 2025-03-27
CIK 842518

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

As of March 3, 2025, 5,567,382 shares of the registrant’s common stock were outstanding.

INDEX

Explanatory Note		2

Part II

Item 8.	Financial Statements and Supplementary Data	3

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	60
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholders Matters	90

Item 13.	Certain Relationships and Related Transactions,
	and Director Independence	91

Item 14.	Principal Accounting Fees and Services	92

Part IV

Item 15.	Exhibits and Financial Statement Schedules	92

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on March 6, 2025 (the “Original Filing”) by Evans Bancorp, Inc., a New York corporation (“Evans” or the “Company”). Evans is filing this Amendment to provide the information required by Part III of Form 10-K as the Company will not file a definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2024.

On September 9, 2024, the Company entered into a definitive merger agreement with NBT Bancorp, Inc. (“NBT”), pursuant to which the companies will combine in an all-stock merger. The Company and NBT have received the required regulatory approvals to consummate the proposed transaction, and the transaction was approved by the Company’s shareholders on December 20, 2024. As a result, the Company does not anticipate holding an annual meeting of shareholders prior to closing.

Additionally, this Amendment is being filed to correct a typographical error in the date of the report of our independent registered public accounting firm, Crowe LLP, included in Part II, Item 8. Financial Statements and Supplementary Data. This Amendment includes Part II, Item 8. Financial Statements and Supplementary Data, in its entirety and without change from the Original Filing other than the correction of the date of the report from March 5, 2025 to March 6, 2025.

In addition, this Amendment includes an updated consent of Crowe LLP as Exhibit 23.1 and currently-dated certifications of the Company’s principal executive officer and principal financial officer, each of which are included in Part IV, Item 15. Exhibit and Financial Statement Schedules.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Amendment should be read in conjunction with the Original Filing.

PART II

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

March 6, 2025

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Evans’s Board of Directors currently consists of 12 members and is divided into three classes, with one class of directors elected each year. Each of the 12 members also serves as a director of Evans Bank.

The Company’s goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity and whose values are compatible with those of Evans. In addition to a deep understanding of the banking industry and the communities served by Evans Bank, important factors considered in the selection of nominees for director include experience in positions that develop good business judgement, which demonstrate a high degree of responsibility and independence and that show the individual’s ability to commit adequate time and effort to serve as a director.

Directors and Executive Officers of Evans Bancorp

The following table states our directors’ names, their ages as of March 15, 2024, the years when they began serving as directors of Evans and when their current terms expire.

Name	Age	Position	Director Since	Term to Expire
Michael A. Battle	69	Director	2016	2026
Dawn DePerrior	66	Director	2023	2027
Robert A. James	57	Director	2023	2026
Jody L. Lomeo	56	Director	2017	2026
Kimberley A. Minkel	59	Director	2018	2027
David J. Nasca †	67	Director, President and Chief Executive Officer of the Company	2006	2025
Christina P. Orsi	53	Director	2018	2027
David R. Pfalzgraf, Jr.	55	Director	2014	2025
Michael J. Rogers	67	Director	2011	2027
Nora B. Sullivan	67	Director	2013	2026
Thomas H. Waring, Jr.	67	Director	1998	2025
Lee C. Wortham	67	Director	2011	2025
John B. Connerton †	57	Treasurer of the Company		---
Kenneth D. Pawlak †	60	Executive Vice President and Chief Growth Officer		---
		of Evans Bank, N.A.

† Executive Officer

The following information describes the business experience of each of Evans Bancorp’s directors.

Mr. Battle has been a partner of the Washington, DC office of Barnes & Thornburg LLP, specializing in white collar criminal defense, as a member of the firm’s Litigation Department since April 2016. Mr. Battle’s practice focuses on commercial and civil litigation, white collar criminal matters, and appeals. Prior to his role with Barnes & Thornburg, Mr. Battle was a senior partner of Schlam, Stone & Dolan LLP from 2010 – April 2016 and was a partner of Fulbright & Jaworski LLP from 2007 – 2010. He was Director of the Executive Office for United States Attorneys from 2005 – 2007, providing administrative oversight of all 93 United States Attorneys and serving as a liaison between the United States Attorneys and the Justice Department and other federal agencies. Mr. Battle served as United States Attorney with the United States Attorney’s Office, Western District of New York, from 2002 – 2005. From 1996 – 2002, he was appointed by Governor George Pataki (and subsequently elected) to serve as Judge for Erie County Family Court, providing rulings in thousands of family-law and matrimonial cases. Mr. Battle served as Attorney in Charge with the New York State Attorney’s Office, Buffalo Regional Office, from 1995 – 1996. He was the Assistant Federal Defender with the Federal Defender’s Office, Western New York, from 1992 – 1995 and Assistant United States Attorney with the United States Attorney’s Office, Western District of New York, from 1985 – 1992. Mr. Battle began his career as an Attorney with the Legal Aid Society of New York, Civil Division. We believe that Mr. Battle’s wide-ranging and extensive legal and governance experience make him a valuable member of our Board of Directors and its Enterprise Risk Committee and Chair of our Corporate Governance and Nominating Committee.

Ms. DePerrior was most recently a Managing Director, Advisory Services, for Ernst & Young. She led multiple business transformation initiatives powered by technology and aimed at improving customer experiences and business results. A lifelong digital leader, Ms. DePerrior has led all aspects of information technology, including business transformation, cyber security, digitization, data, analytics, innovation, mergers and acquisition integration, finance and strategy. Her 40-year career is defined by its breadth and depth of experiences, enabling her to bring creative ideas and inspire large teams to solve their most complex problems. Ms. DePerrior and the team she led received the University of Rochester’s prestigious Meliora award for digitizing patient care delivery processes and electronic health records. She was twice recognized as one of Rochester’s “Technology Women of the Year.” Previously, Ms. DePerrior was a member of the board of directors for Fairport Savings Bank. We believe that Ms. DePerrior’s vast knowledge and experience within information technology, cyber security, finance and strategy, and digitization, among others, qualify her to serve on our Board of Directors and its Audit Committee and Enterprise Risk Committee.

Mr. James joined the University of Pittsburgh’s School of Business as its inaugural Director of Inclusion and Engagement in February 2025.  He is responsible for fostering an inclusive learning community and maximizing the University’s business experience for all its members.  Prior to joining the University of Pittsburgh, Mr. James served as the Chief Diversity and Strategic Growth Officer of CGT Staffing, a Pittsburgh-based staffing company with a national scope, from October 2023 to February 2025.  He served as Vice President for Diversity, Equity and Inclusion Corporate Strategies for Allegheny Health Network/Highmark Health, a $24 billion national, blended health organization based in Pittsburgh, PA from January 2020 to September 2023.  In this role, Mr. James was responsible for implementing and advising upon Highmark Health’s non-Allegheny Health Network affiliates a comprehensive diversity, equity, and inclusion strategy.  He joined Highmark in November 2015 as Supplier Diversity Program Director.  Prior to joining Allegheny Health Network and Highmark Health, he served in a legal advisory role with the Office of Minority and Women Inclusion at the U.S. Securities and Exchange Commission.  A practicing lawyer for more than 20 years, Mr. James spent several years facilitating Historically Black Colleges and Universities (HBCU) financings nationally for capital projects through a U.S. Department of Education program.  We believe Mr. James expertise in diversity, equity, and inclusion and legal experience qualify him to serve on our Board of Directors and its Audit Committee and Human Resource and Compensation Committee.

Mr. Lomeo retired at December 31, 2020 as the President and Chief Executive Officer of Kaleida Health, a healthcare provider in Western New York. He served as Kaleida Health’s President and CEO since 2014. In addition to Kaleida Health, since 2014 he served as the President and Chief Executive Officer of the Great Lakes Health System of Western New York, the parent organization responsible for integrating the clinical activities of Kaleida Health, Erie County Medical Center Corporation (ECMC), University at Buffalo and the Center for Hospice & Palliative Care. Mr. Lomeo served as CEO of ECMC from 2009 – 2014. We believe Mr. Lomeo’s significant executive experience and community leadership qualify him to serve as an integral member of our Board of Directors and its Corporate Governance and Nominating Committee, and to Chair our Human Resource and Compensation Committee.

Ms. Minkel has been President and Executive Director of the Niagara Frontier Transportation Authority (“NFTA”) since 2010. Ms. Minkel is responsible for managing a transportation system including light rail, bus, paratransit, and two airports within Western New York. She manages an annual $360 million operating and capital budget that provides efficient and professional transportation services while engaging with board members, over 1,600 employees, stakeholders, and the general public in a manner consistent with the needs of a diverse community. Before her role as President and Executive Director of the NFTA, Ms. Minkel served as Director of Risk, Health, Safety, and Environmental Quality for the NFTA. In this role, she provided functional leadership within the areas of risk management including loss control, environmental, and safety. We believe Ms. Minkel’s extensive executive experience and community leadership qualify her to serve on our Board of Directors and its Human Resource and Compensation Committee, and to chair our Enterprise Risk Committee.

Mr. Nasca serves as the President and Chief Executive Officer of the Company and as President and Chief Executive Officer of the Bank. He has held the position of President of the Company and the Bank since 2006, and Chief Executive Officer of the Company and the Bank since 2007. Mr. Nasca served as Chief Operating Officer of LifeStage, LLC, a health care services startup company, from October 2005 to August 2006. From June 2004 to July 2005, he served as Executive Vice President of Strategic Initiatives of First Niagara Financial Group. Mr. Nasca held the position of Executive Vice President, Consumer Banking Group, Central New York Regional Executive of First Niagara Financial Group from June 2002 through June 2004. From October 2000 to June 2002, Mr. Nasca served as President and CEO of Iroquois Financial, Inc. and Cayuga Bank which were wholly owned by First Niagara Financial Group. We believe Mr. Nasca provides our Board with information gained from hands-on management of our operations and, identifying our near-term and long-term challenges and opportunities. The Board has determined that Mr. Nasca’s significant experience in the banking industry over the past 39 years, including operational, financial, and executive roles, as well as his unique perspective as leader of our management team, qualifies him for service as a member of our Board of Directors.

Mrs. Orsi is President of the John R. Oishei Foundation, the most comprehensive private foundation in Western New York, focusing on a broad range of interrelated issues, and offering philanthropic support that goes far beyond funding. Mrs. Orsi is responsible for guiding the long-term strategic direction of the Foundation, supporting and empowering staff to respond quickly and effectively to the community’s needs, and driving its mission to improve the quality of life for all Western New Yorkers. Prior to that she was the Associate Vice President of the Office of Economic Development for the University at Buffalo (“UB”) since 2015. In this role, Mrs. Orsi led UB’s Business and Entrepreneur Partnership with a focus on connecting business with UB faculty for collaboration on research and development; enabling business access to programs like START UP NY to help companies grow in New York State; and supporting the commercialization of faculty inventions to move them from idea to market. From 2007-2015, she was the Executive Director of the Regional Economic Development Council and Regional Director for Western New York for the Empire State Development Corporation. In this role, Mrs. Orsi provided strategic direction for the Regional Economic Development Council, established collaboration among diverse leaders throughout Buffalo Niagara, and led implementation of the Buffalo Billion Investment Strategy. We believe that Mrs. Orsi’s extensive knowledge of economic development programs, private sector policy issues, and government agencies at the state, regional, and municipal levels qualify her to serve on our Board of Directors and its Corporate Governance and Nominating Committee and Human Resource and Compensation Committee.

Mr. Pfalzgraf has been a Managing Partner of Rupp, Pfalzgraf LLC, a law firm specializing in private business enterprises ranging from closely-held family businesses to multi-national corporations, since April 2000. Mr. Pfalzgraf leads the firm’s corporate practice group, working primarily with private business enterprises ranging from closely-held family businesses to multi-national corporations. He assists clients with all corporate needs including business formations, restructurings, mergers and acquisitions, financing and investment, development, labor and employment issues, and commercial transactions. We believe Mr. Pfalzgraf’s extensive legal and business experience makes him a valuable member of our Board of Directors, and to serve as a member of the Corporate Governance and Nominating Committee and the Human Resource and Compensation Committee

Mr. Rogers is a certified public accountant in New York State and the managing member of a real estate development company, Oakgrove Development, LLC, a position he has held since 2009. Mr. Rogers was the Executive Vice President and Chief Financial Officer of Great Lakes Bancorp, Inc., the parent company of Greater Buffalo Savings Bank, from 2006 to 2008. From 2004 to 2006, he worked as an independent consultant, principally on Sarbanes-Oxley initiatives and business rationalization reviews. Mr. Rogers worked at KPMG LLP, a leading accounting firm, from 1984 to 2004, serving as an audit partner from 1995 to 2004. In his role as an auditor at KPMG LLP, Mr. Rogers worked on several engagements for financial institutions, particularly banks. We believe Mr. Rogers’ many years of experience have provided him with a very strong knowledge base of the banking industry. His previous roles as an audit partner, SEC reviewing partner, and CFO also demonstrate his high level of competence in the areas of finance and accounting in general, and SEC reporting in particular, and qualify him to be our Audit Committee Chair and a member of the Board’s Enterprise Risk Committee, and provides the Board of Directors an additional expert on these matters in an increasingly complex regulatory environment.

Ms. Sullivan is President of Sullivan Capital Partners, a financial services company providing investment banking and consulting services to closely-held private businesses. Ms. Sullivan focuses on strategic planning, mergers and acquisitions, and governance matters. Prior to founding Sullivan Capital Partners in 2004, she worked for Citigroup Private Bank from 2000 to 2004, providing wealth management and private equity services to high-net-worth clients. From 1995 to 1999, Ms. Sullivan was Executive Vice President of Rand Capital Corporation, a publicly traded closed-end investment management company providing capital and managerial expertise to small and mid-size businesses. She began her career in the legal profession where she held various positions with significant legal responsibility and acquired a solid foundation in corporate related matters and business transactions. She is currently and has been a member of the board of directors of several privately held businesses, working closely with fellow board members, management, and ownership on strategic planning initiatives, developing exit strategies and implementing sound governance practices. We believe Ms. Sullivan’s unique combination of legal experience and financial services expertise qualifies her to serve on our Board of Directors and its Audit Committee, Corporate Governance and Nominating Committee, and Enterprise Risk Committee.

Mr. Waring is the sole and managing member of STW Southwest, LLC which employes Mr. Waring to provide professional services to Note Advisors, LLC and GCW Risk and Benefit Solutions, LLC. Mr. Waring is a principal and co-owner of Note Advisors, LLC, a fee-only independent registered investment advisory entity formed in August 2014 and registered with the SEC. Mr. Waring’s financial services experience and business consulting provides the Board with a deeper understanding of the products and services which the Company needs to provide in the marketplace to remain competitive, as well as the delivery of those products and services. Mr. Waring frequently advises high net worth individuals, family business owners and closely-held business owners. He is experienced in providing strategic planning and development advice, including designing and implementing executive and key employee benefits.  We believe that Mr. Waring’s qualifications to serve on our Board of Directors and as a member of the Board’s Corporate Governance and Nominating Committee and Human Resource and Compensation Committee include his extensive sales and marketing experience with a financial services company, as well as his executive leadership and management experience.

Mr. Wortham has been a Partner and COO at Barrantys LLC, a consultant and service provider to wealthy families and family offices, since 2007. Prior to his role with Barrantys, Mr. Wortham was an Executive Vice President of First Niagara Financial Group from 2005 to 2007, where his responsibilities included wealth management, risk management, and corporate marketing. From 1999 to 2005, he was the Executive Vice President of Global Private Client Services, Product Development, and Central Operations for The Bank of New York. Mr. Wortham held several positions at Chase Manhattan Bank and Chemical Bank (currently JP Morgan Chase & Co.) from 1985 to 1999, including leading the Global Private Bank’s activities in Europe, the Middle East, and Africa while based in London, England. He started his career at M&T Bank in retail banking from 1980 to 1985. We believe Mr. Wortham’s extensive experience in the financial services industry makes him a valuable member of our Board of Directors and its Audit, Corporate Governance and Nominating, Enterprise Risk, and Human Resource and Compensation Committees. His expertise has been valuable in helping the Board evaluate the Company’s strategies to diversify its product offerings and revenue streams as a growing and competitive financial institution.

In addition to Mr. Nasca, whose qualifications are listed above, the following describes the business experience of each of the Company’s Executive Officers.

Mr. Connerton was appointed Treasurer of the Company and Chief Financial Officer of the Bank on November 30, 2015. Prior to his appointment as Treasurer of the Company, he served as Principal Accounting Officer of the Company between 2002 and 2010 and again between 2013 and 2015. He has also served as Executive Vice President and Treasurer of the Bank since 2010. Prior to joining the Company, Mr. Connerton was a Senior Auditor specializing in auditing and consulting for banking, healthcare and manufacturing clients at Deloitte & Touche LLP.

Mr. Pawlak was appointed Executive Vice President and Chief Growth Officer of the Bank on February 6, 2023, and is currently responsible for leading the sales, relationship management, and marketing functions. He joined the Company in 2017 as Executive Vice President and Chief Commercial Banking Officer. Prior to joining the Company, Mr. Pawlak served as Administrative Vice President, Credit Risk Manager – Business Banking at M&T Bank from 2014 until 2016.

Corporate Governance

Independence of Directors - A substantial majority of the Board of Directors, and all members of the Audit, Human Resource and Compensation, and Corporate Governance and Nominating Committees are independent, as affirmatively determined by the Board, consistent with the criteria established by NYSE American and as required by our bylaws.

The Board has conducted an annual review of director independence for all directors. During this review, the Board considered transactions and relationships during the prior year between each director or any member of his or her immediate family and the Company and its subsidiaries, affiliates and principal shareholders, including those of the type described below under “Transactions with Related Persons.” The Board also examined transactions and relationships between directors or their affiliates and members of senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that Michael A. Battle, Dawn DePerrior, Robert A. James, Jody L. Lomeo, Kimberley A. Minkel, Christina P. Orsi, David R. Pfalzgraf, Jr., Michael J. Rogers, Nora B. Sullivan, Thomas H. Waring, Jr., and Lee C. Wortham meet the Company’s standard of independence. As an executive officer of the Company, David J. Nasca has been determined not to be independent.

Leadership Structure. Lee C. Wortham has served as Chairman of the Company’s Board of Directors since April 2018. In his capacity as Chairman, Mr. Wortham chairs meetings of the Board and executive sessions of the Board, coordinates the activities of the other independent directors, and performs such other duties and responsibilities as the Board of Directors may determine. These duties also include chairing meetings of the Company’s shareholders, overseeing the preparation of agendas for meetings of the Board, keeping directors informed through the timely distribution of information and reports, maintaining contact with the Company’s CEO between meetings to stay current on developments and to determine when it may be appropriate to alert the Board to significant pending developments, serving as a liaison between independent directors and the CEO with respect to sensitive issues, and other matters.

The positions of Chairman and CEO have been separated since 2001. While the separation of these positions is not required by our bylaws, we believe that it is the most appropriate leadership structure for us at this time. We believe that it is advantageous to separate the two positions in order to provide for independent director control over the Board agenda and information flow, encourage open and lively communication between the independent directors and management, and to help balance the leadership of the Board.

Director Majority Voting Policy. The Board believes that each director of the Company should have the confidence and support of the Company’s shareholders and, to this end, in January 2023, the Board unanimously adopted a majority voting policy for the election of directors in uncontested elections. For the purposes of this policy, an “uncontested election” means an election of directors where the only nominees are those individuals recommended by the Board. Pursuant to the policy, in an uncontested election, any incumbent director nominee who receives a greater number of votes “WITHHELD” than votes cast “FOR” their election at a shareholder meeting shall promptly tender their resignation to the Board for consideration.

The Corporate Governance and Nominating Committee (excluding any member that has submitted their resignation) will consider the resignation and recommend to the Board whether to accept the resignation or take other action, including rejecting the resignation and addressing any apparent underlying causes of the failure of the director to obtain a majority of votes “FOR” their election. When considering the resignation and making its recommendation, the committee will consider all factors deemed relevant by its members including, without limitation, any underlying reasons for “WITHHELD” votes (to the extent ascertainable), the length of service and qualifications of the director, the director’s contributions to the Company, and whether the acceptance or rejection of the resignation will have any adverse effect on the Company’s compliance with any applicable law, rule, listing requirement, regulation or governing document. The Board will act on the committee’s recommendation no later than its next regularly scheduled meeting and will publicly disclose its decision with respect to the resignation. Any director who tenders their resignation will not participate in the committee’s or full Board’s deliberations and decision regarding the resignation. However, during the review period, any such director will remain a director of the Company and shall otherwise discharge their duties and responsibilities as director or committee member.

If a majority of the members of the Corporate Governance and Nominating Committee are required to tender a resignation at the same election, then the other independent directors of the Board will appoint a special Board committee solely for the purpose of considering the resignations and making a recommendation to the full Board.

Board of Directors Stock Ownership. Upon his or her first election or appointment to the Board of Directors, a new director must hold, or must obtain within 60 calendar days after such election or appointment, not less than $10,000 aggregate market value of the Company’s common stock, based on the trailing 365-day average price. A new director has a period of 5 years from the beginning of such director’s term of office to obtain the required $50,000 aggregate market value of the Company’s common stock. The value of a new director’s qualifying shares at the beginning of his or her term in office will be determined as of the date purchased or the date on which the individual becomes a director, whichever value is greater. As of the date of this Proxy Statement, all directors are in compliance with the Board of Directors stock ownership requirements. Our Insider Trading Policy prohibits directors, officers and employees from engaging in any hedging or monetization transactions involving Evans Bancorp securities.

Oversight of Risk Management. Our Enterprise Risk Committee (“ERC”) is responsible for overseeing and approving company-wide risk management practices. See the discussion of the ERC committee’s roles and responsibilities under the Board of Director’s Committees section.

Compensation Risk. The Human Resource and Compensation Committee, along with the ERC, considers risk and its influence on the Company’s compensation programs. This Committee reviews each compensation element individually and in the aggregate to ensure that the overall compensation program provides a balanced perspective that ultimately aligns pay with performance while also ensuring bonus / incentive programs do not motivate inappropriate risk-taking. Equity award levels and practices are set to foster shared interests between management and shareholders, but are not considered by the Committee to be at levels that would drive inappropriate behavior. In the Committee’s judgment, the compensation policies and practices of the Company do not give rise to material risks.

In addition, the Company is subject to interagency guidance issued by the FDIC, the FRB and the OCC designed to ensure that incentive compensation arrangements at banking organizations appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the organizations or create undue risks to the financial system. This guidance embodies three core principles, which are: (1) incentive compensation arrangements at a banking organization should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks; (2) these arrangements should be compatible with effective controls and risk management, and (3) these arrangements should be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. We believe that our incentive compensation program satisfies the principles of this guidance.

Policy for Director Attendance at Annual Meeting. It is the policy of the Company that all directors be present at the Annual Meeting, barring unforeseen or extenuating circumstances. All directors who were then serving were present at the Company’s 2024 Annual Meeting, with the exception of Robert A. James.

Shareholder Communications with the Board of Directors. Shareholders and other parties interested in communicating directly with the Company’s Board of Directors may do so by writing to the Evans Bancorp, Inc. Board of Directors, 6460 Main Street, Williamsville, NY 14221. All correspondence received under this process is compiled and summarized by the Corporate Secretary of the Company and presented to the Board of Directors in accordance with our Policy for Communication to the Board of Directors. Concerns relating to accounting, internal controls or auditing matters are handled in accordance with procedures established by the Audit Committee, as set forth in our Employee Complaint Procedure for Accounting and Auditing Matters. Each of these policies is available in the Governance Documents section of the Company’s website (https://evansbancorp.q4ir.com), which can be found by clicking on “Governance”, then “Governance Documents”.

Code of Ethics for Chief Executive Officer and Principal Financial Officers. The Company has a “Chief Executive Officer/Treasurer/Controller Code of Ethics,” which is applicable to the Company’s principal executive officer, principal financial officer, and principal accounting officer. The “Chief Executive Officer/Treasurer/Controller Code of Ethics” is available in the Governance Documents section of the Company’s website (https://evansbancorp.q4ir.com), which can be found by clicking on “Governance”, then “Governance Documents”. The Company intends to post amendments to or waivers from its code of ethics at this location on its website.

Insider Trading Policy. The Company has adopted an Insider Trading Policy, which is filed as an exhibit to our Annual Report on Form 10-K, which consists of policies and procedures that govern the purchase, sale, and other dispositions of Company securities by directors, officers and employees and are designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.

Board Meetings and Attendance at Board of Director and Committee Meetings. The Company’s Board of Directors met eleven times during fiscal 2024. Each incumbent director attended at least 75% of the aggregate of: (1) all meetings of the Company’s Board of Directors (held during the period for which he or she served as a director) and (2) all meetings held by the committees of the Company’s Board of Directors on which he or she served (during the periods that he or she served).

Availability of Committee Charters and Other Corporate Governance Documents. Current copies of the written charters for the Audit Committee, the Human Resource and Compensation Committee, and the Corporate Governance and Nominating Committee, copies of the Company’s “Chief Executive Officer/Treasurer/Controller Code of Ethics” and the “Code of Conduct,” the “Policy for Communication to the Board of Directors,” and the “Employee Complaint Procedure for Accounting and Auditing Matters” are available in the Governance Documents section of the Company’s website (https://evansbancorp.q4ir.com), which can be found by clicking on “Governance”, then “Governance Documents”.

Data Protection and Cybersecurity. Our Chief Information Security Officer (“CISO”) team has developed and implemented policies, procedures and controls throughout our organization that seeks data security, while allowing speed and flexibility for our customers and associates. During 2024, we conducted numerous information security training programs for our associates, as well as targeted exercises to reinforce the importance of information security. When appropriate, we educate our customers about emerging cyber security threats to prevent fraud or data loss. The CISO team has established controls and standards consistent with National Institute of Standards and Technology (“NIST”). NIST is a unit of the U.S. Commerce Department that promotes and maintains measurement standards. It also has active programs for encouraging and assisting industry and science to develop and use these standards. Our cybersecurity environment is evaluated annually using the Federal Financial Institution Examination Council’s Cybersecurity Assessment Tool to assess our risk.

Board of Director Committees

The Company’s Board of Directors has four standing committees: Audit Committee, Corporate Governance and Nominating Committee, Human Resource and Compensation Committee and Enterprise Risk Committee. The members of each committee have been nominated by the Chairman of the Board of Directors and approved by the full Board. The names of the members of the Audit Committee, Human Resource and Compensation Committee, Corporate Governance and Nominating Committee, and Enterprise Risk Committee, together with a brief description of their functions, are set forth below.

Audit Committee:

Michael J. Rogers, Chair	Nora B. Sullivan
Dawn DePerrior	Lee C. Wortham
Robert A. James

The Audit Committee met five times during fiscal 2024. The Audit Committee is responsible for reviewing the financial information of the Company that will be provided to shareholders and others, overseeing the systems of internal controls which management and the Board of Directors have established, selecting and monitoring the performance of the Company’s independent auditors, and overseeing the Company’s audit and financial reporting processes. The Board of Directors has determined that Michael J. Rogers, Nora B. Sullivan and Lee C. Wortham each qualify as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. Each member of the Audit Committee is an “independent director” in accordance with applicable NYSE American listing requirements, including the heightened independence requirements applicable to Audit Committee members, and Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has adopted an Audit Committee Charter, which is available in the Governance Documents section of the Company’s website at (https://evansbancorp.q4ir.com), which can be found by clicking on “Governance”, then “Governance Documents”.

Audit Committee Report

The information contained in this Audit Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

The Audit Committee has reviewed and discussed with the Company’s management and Crowe LLP, the Company’s independent registered public accounting firm, the audited consolidated financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the 2024 fiscal year. The Audit Committee has also discussed with Crowe LLP the matters required to be discussed under the applicable requirements of the Public Company Accounting Oversight Board.

The Audit Committee has received and reviewed the written disclosures and the letter from Crowe LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Crowe LLP’s communications with the Audit Committee concerning independence and has discussed with Crowe LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2024 fiscal year for filing with the SEC.

Submitted by the Audit Committee,

Michael J. Rogers, Chairman

Dawn DePerrior

Robert A. James

Nora B. Sullivan

Lee C. Wortham

Corporate Governance and Nominating Committee:

Michael A. Battle, Chair	Nora B. Sullivan
Jody Lomeo	Thomas H. Waring, Jr.
Christina P. Orsi, Vice Chair	Lee C. Wortham
David R. Pfalzgraf, Jr.

The Corporate Governance and Nominating Committee met four times during fiscal 2024. Its purpose is to assist the Board in developing and implementing corporate governance guidelines for the Company, and to provide oversight of the corporate governance affairs of the Company, including strategic planning. It is also charged with the responsibility of identifying and recommending to the Board candidates for director nominees to be presented to the shareholders for their consideration at the Annual Meetings of Shareholders, and to fill vacancies on the Board of Directors. The Board of Directors has determined that each of the members of the Corporate Governance and Nominating Committee is an “independent director,” in accordance with applicable NYSE American listing requirements. The Board of Directors has adopted a Corporate Governance and Nominating Committee Charter, which is available in the Governance Documents section of the Company’s website at (https://evansbancorp.q4ir.com), which can be found by clicking on “Governance”, then “Governance Documents”.

The Company’s bylaws set out the procedure to be followed by shareholders desiring to nominate directors for consideration at an annual meeting of shareholders. Under the Company’s bylaws, shareholder director nominations must be submitted to the Secretary of the Company in writing not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of shareholders of the Corporation; provided, however, that if the date of the annual meeting is advanced or delayed more than 30 days from the anniversary date of the preceding year’s annual meeting, notice by the shareholder to be timely must be so delivered not later than the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made.  Such notification shall contain the following information: (a) name and address of each proposed nominee; (b) the principal occupation of each proposed nominee;  (c) the name and residence address of the notifying shareholder; (d) the number of shares of capital stock of the Corporation beneficially owned by the notifying shareholder and each nominee; and (e) any other information relating to each such nominee or the proposal that is required to be disclosed in solicitations of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, information required to be disclosed by Items 4, 5, 6 and 7 of Schedule 14A to be filed with the Securities and Exchange Commission (or any successors of such items or schedule). Nominations or other business not made in accordance herewith may, in his or her discretion, be disregarded by the presiding officer of the meeting, and upon his or her instruction, the vote tellers may disregard all votes cast for each such nominee.  In the event the same person is nominated by more than one shareholder, the nomination shall be honored, and all shares of capital stock of the Corporation shall be counted if at least one nomination for that person complies herewith. Candidates for nomination to the Board of Directors shall meet such criteria as may be established from time to time by the Board of Directors or a duly authorized committee thereof.

The process whereby the Corporate Governance and Nominating Committee identifies director candidates may include identification of individuals well-known in the community in which the Company operates and individuals recommended to the Corporate Governance and Nominating Committee by current directors or officers who know those individuals through business or other professional relationships, as well as recommendations of individuals to the Corporate Governance and Nominating Committee by shareholders and customers. The Company has not historically received director candidate recommendations from its shareholders; however, the Corporate Governance and Nominating Committee will consider qualified nominees recommended by shareholders, and there is no difference in the manner in which the Corporate Governance and Nominating Committee will evaluate director candidates recommended by shareholders as opposed to director candidates presented for consideration to the Corporate Governance and Nominating Committee by directors, officers or otherwise. The Corporate Governance and Nominating Committee, in conjunction with the CEO, maintains a list of potential director candidates based upon community reputation and contacts, record of accomplishments, and skill set. Additionally, the Corporate Governance and Nominating Committee reviews committee and Board assessments for competencies and needs and seeks to identify candidates that will assist in the continued development and enhancement of the Board of Directors. In its evaluation of prospective director candidates, the Corporate Governance and Nominating Committee considers an individual’s independence (as defined in the listing rules of the NYSE American), as well as his or her skills and experience relative to the needs of the Company. Director candidates meet personally with the members of the Corporate Governance and Nominating Committee and are interviewed to determine their satisfaction of the criteria referred to above. Although the Company has no policy regarding diversity, the charter of the Corporate Governance and Nominating Committee provides that diversity is one of the criteria it may consider when selecting individuals to recommend for Board membership, together with independence, sound judgment, skill, integrity, willingness to make the required time commitment, understanding of financial statements and knowledge of and experience in the Company’s and its subsidiaries’ businesses, and the interplay of a candidate’s experience with the experience of other members of the Board of Directors.

Enterprise Risk Committee:

Kimberley A. Minkel, Chair	Michael J. Rogers
Michael A. Battle	Nora B. Sullivan
Dawn DePerrior	Lee C. Wortham
David J. Nasca

Consistent with guidance from our primary regulator, our Board delegated oversight of enterprise risk management to an Enterprise Risk Committee (“ERC”) comprised of seven Directors. The ERC meets at least monthly throughout the year and reports its findings and observations to the full Board on an ongoing basis. We also have a Risk and Controls Manager, who reports on matters involving enterprise risk to the ERC.

The ERC is responsible for overseeing and approving company-wide risk management practices throughout the Company, overseeing management’s risk assessment process and risk management infrastructure, reviewing management’s risk-management framework in the context of the Company’s size and business activities, and advising on risks that the Company may face. The ERC will review and discuss with management, at least annually, the Company’s risk governance structure and the Company’s risk management and risk assessment guidelines and policies regarding market, credit, operations, liquidity, funding, reputation, cybersecurity and franchise risk, and the Company’s risk tolerance. The ERC will review at least quarterly the major risk exposures of the Company and its business units against established risk management methodologies and targets. The Board’s role in the Company’s risk oversight process includes receiving reports, at least quarterly, from members of senior management on areas of material risk to the Company, including operational, financial, credit, liquidity, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chairman of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships. The Board’s role in the Company’s risk oversight process has not directly impacted its leadership structure.

Human Resource and Compensation Committee:

Jody Lomeo, Chair	David R. Pfalzgraf, Jr.
Robert A. James	Thomas H. Waring, Jr.
Kimberley A. Minkel	Lee C. Wortham
Christina P. Orsi

The Human Resource and Compensation Committee met five times during fiscal 2024. The Human Resource and Compensation Committee is responsible for administering the Company’s 2019 Long-Term Equity Incentive Plan and awarding new grants and performance measures thereunder, for administering the Evans Excels Performance Incentive Plan, the Employee Stock Purchase Plan, the Executive Severance Plan, the SERP Plans (defined below), the Deferred Compensation Plan, and the Executive Incentive Retirement Plan, for making such determinations and recommendations as the Human Resource and Compensation Committee deems necessary or appropriate regarding the remuneration and benefits of employees of the Company and its subsidiaries, and, in addition, for reviewing with management the Compensation Discussion and Analysis and providing a report recommending to the Board of Directors whether the Compensation Discussion and Analysis should be included in the Proxy Statement.

The Human Resource and Compensation Committee has the authority to act on behalf of the Board of Directors in setting compensation policy, administering Board or shareholder-approved compensation plans, approving benefit programs and making decisions for the Board with respect to compensation of senior management. Except as otherwise required by the applicable rules of the SEC or the NYSE American, the Human Resource and Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Human Resource and Compensation Committee, the Board or members of management. As discussed in more detail below under “Compensation Discussion and Analysis,” the Company’s executive officers may attend Human Resource and Compensation Committee meetings to present data and analysis and to make recommendations regarding compensation, benefit plans and promotions for executive officers other than the President and CEO. The Human Resource and Compensation Committee, on an annual basis, reviews and approves corporate goals and objectives relevant to CEO and other officer compensation, evaluates the performance of the CEO and the other executive officers in light of those goals and objectives, and determines and recommends compensation levels for the CEO and the other executive officers to the full Board of Directors based on this evaluation.

The Human Resource and Compensation Committee also has the authority to review and recommend to the full Board for approval director compensation, including board fees, committee fees and additional compensation, and awards of restricted stock.

In carrying out its duties, the Human Resource and Compensation Committee has the authority to retain, at the Company’s expense, to oversee the work of, and to terminate, a compensation consultant. The Human Resource and Compensation Committee also has the authority to retain independent counsel and other advisors at the Company’s expense. During 2024, the Human Resource and Compensation Committee engaged McLagan of Aon Plc (“McLagan”), an independent firm, for one engagement to analyze the Company’s salary, short-term and long-term incentive spend against peer bank information. The details of this engagement are discussed within the Executive Compensation section of this document and include material elements of the instructions given to the compensation consultant, and its recommendations.

The Human Resource and Compensation Committee reviews and re-approves, on an annual basis, its committee charter and the Company’s executive compensation philosophy, which is described in greater detail below. The Human Resource and Compensation Committee also conducts an annual self-assessment to confirm the Human Resource and Compensation Committee’s satisfactory completion of its responsibilities under its committee charter.

The Board of Directors has determined that each of the members of the Human Resource and Compensation Committee is an “independent director,” in accordance with applicable NYSE American listing requirements, including the heightened independence requirements applicable to compensation committee members. The Board of Directors has adopted a Human Resource and Compensation Committee Charter, which is available on the Company’s website at (https://evansbancorp.q4ir.com), by clicking on “Governance”, then “Governance Documents”.

Human Resource and Compensation Committee Interlocks and Insider Participation

The members of the Human Resource and Compensation Committee during 2024 were: Jody L. Lomeo (Chair), Robert A. James, Kimberley A. Minkel, Christina P. Orsi, David R. Pfalzgraf, Jr., Thomas H. Waring, Jr., and Lee C. Wortham. None of the members of the Human Resource and Compensation Committee was, during fiscal 2024 or previously, an officer or employee of the Company or any of its subsidiaries, and no member had a relationship requiring disclosure under “Transactions with Related Persons,” below.

During fiscal 2024, none of the Company’s executive officers served on the compensation committee (or equivalent) or on the board of directors of another entity with “interlocking” relationships requiring disclosure under applicable SEC rules.

Item 11. Executive Compensation

Director Compensation. The Company’s director compensation program is designed to provide a compensation amount and structure that will attract and retain highly competent, skilled and engaged individuals for Board service. To ensure that its director compensation program remains competitive but appropriate, the Human Resource and Compensation Committee reviews director compensation, on an annual basis, against the same proxy peer group as that used in the review of executive compensation, as described below under “Executive Compensation – Compensation Discussion and Analysis.” The desired total director compensation is at the 50th percentile of the proxy peer group and is delivered in both cash and equity. The Human Resource and Compensation Committee believes that using a mix of cash and equity compensation aligns director compensation with long term shareholder value, while at the same time providing directors with an appropriate compensation for their service.

Director Fees. Each director of the Company also serves as a member of the Board of Directors of the Bank. Non-employee directors do not receive compensation for attending meetings of the Bank’s Board but do receive committee meeting fees. It is the policy of the Board that employee directors are not paid for their service on the Company’s or the Bank’s Board of Directors in addition to their regular employee compensation.

During fiscal 2024:

•Non-employee directors were paid a retainer at the rate of $1,708 in cash, payable on a monthly basis, and $1,708 per month in shares of restricted stock payable as a lump sum grant equal to $20,500 at the January board meeting. The number of shares of restricted stock awarded is calculated by dividing $20,500 by the closing price for a share of the Company’s common stock on the NYSE American LLC on the date of grant. In January 2024, each non-employee director received a grant of 679 shares of restricted stock, at a grant date fair value of $30.21 per share, for service during 2024. Each restricted stock grant vests 100% on the first anniversary of the grant date, subject to full acceleration of vesting upon an individual’s death, disability, retirement or involuntary termination in connection with a change in control of the Company. Vesting of restricted stock grants is accelerated on a pro-rated basis upon the individual’s resignation.

•Non-employee directors were paid an annual cash retainer fee per committee meeting as follows, with the fee paid over the course of the year in 12 equal monthly installments. In recognition of their heightened responsibilities, each committee chairperson is entitled to an annual retainer as described below. Members of the Enterprise Risk Committee did not receive an annual retainer and instead were paid per meeting attended, as set forth below.

•Audit Committee: Chairperson $6,750, Member $3,750

•Human Resources and Compensation Committee: Chairperson $4,750, Member $3,150

•Corporate Governance and Nominating Committee: Chairperson $3,350, Member $2,150

•Enterprise Risk Committee: Chairperson $800 per meeting, Member $600 per meeting

•In addition to the annual service fee described above and Board meeting fees, the individual serving as Chairman of the Company’s Board of Directors and the Bank’s Board of Directors is entitled to receive an annual fee of $40,000. He or she does not receive committee meeting fees while serving as Chairman.

•In addition to the annual service fee described above and Board and committee meeting fees, the individual serving as Vice Chairman of the Company’s Board of Directors and the Bank’s Board of Directors is entitled to receive an annual fee of $10,000.

The following table provides information with regard to the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2024. Mr. Nasca, President and Chief Executive Officer of the Company and Bank, is not paid any additional compensation for his service on the Board.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (4)	Total
Michael A. Battle	$ 31,050	$ 20,513	-	$ 51,563
Dawn DePerrior	$ 30,850	$ 20,513	-	$ 51,363
Robert A. James	$ 27,400	$ 20,513	-	$ 47,913
Jody L. Lomeo	$ 27,400	$ 20,513	-	$ 47,913
Kimberley A. Minkel	$ 32,250	$ 20,513	-	$ 52,763
Christina P. Orsi	$ 25,800	$ 20,513	-	$ 46,313
David R. Pfalzgraf, Jr.	$ 25,800	$ 20,513	-	$ 46,313
Michael J. Rogers	$ 45,050	$ 20,513	-	$ 65,563
Nora B. Sullivan	$ 35,200	$ 20,513	-	$ 55,713
Thomas H. Waring, Jr.	$ 25,800	$ 20,513	$ 930	$ 47,243
Lee C. Wortham	$ 60,500	$ 20,513	-	$ 81,013

(1)Includes the aggregate amount of the cash retainer, plus all committee and/or chairmanship fees and meeting fees paid to each director for service in 2024.

(2)Reflects the fair value of the awards at grant date, in accordance with FASB ASC Topic 718 for financial statement reporting purposes. For additional information as to the assumptions made in valuation, see Note 14 to the financial statements filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Amounts shown in the table are based on the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that may be realized by the directors.

(3)The following reflects all equity awards granted to each director that were outstanding as of December 31, 2024:

Name	Stock Awards (#)
Michael A. Battle	679
James E. Biddle, Jr.	679
Jody L. Lomeo	679
Kimberley A. Minkel	679
Christina P. Orsi	679
David R. Pfalzgraf, Jr.	679
Michael J. Rogers	679
Nora B. Sullivan	679
Thomas H. Waring, Jr.	679
Lee C. Wortham	679

Equity awards granted to each existing director at January 23, 2024 had a grant date fair value of $30.21.

(4)The Company maintains a non-qualified deferred compensation plan whereby the directors may elect to defer 1% to 100% of their fees until retirement or termination of service. The Company credits such deferrals at a rate determined at the beginning of each plan year equal to 1% over the prime rate as of each January 1st. This column reflects amounts credited under the deferred compensation plan during 2024 at interest rates greater than 120% of the applicable federal long-term rate then in effect. Only the above-market portion of interest credited to the participating directors’ accounts has been reported.

Compensation Discussion and Analysis

The following discussion provides an overview of the Company’s executive compensation program, including its philosophy and objectives, and the rationale for the Human Resources and Compensation Committee’s compensation decisions related to the following executives referred to in this discussion as “Named Executive Officers” (“NEOs”) for 2024:

Name	Title

David J. Nasca	President and Chief Executive Officer of the Company and the Bank

John B. Connerton	Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Bank (principal financial officer)

Kenneth D. Pawlak	Executive Vice President and Chief Growth Officer of the Bank

Executive Summary

The Company’s performance during 2024 was characterized by resiliency. The Evans team was able to protect and serve client relationships and maintain funding and liquidity while battling interest rate pressure and macro-economic factors such as inflation. During 2024, the Company benefited from continued commercial loan growth, and the execution of a strategic sale of the Company.

The Company seeks to align the interests of its NEOs with the interests of its shareholders. The Company’s executive compensation program is designed to reflect and further the Company’s Strategic Plan objectives and reward executives for performance as measured against short-term goals, long-term sustained results to the Company’s shareholders, and the Company’s core values. The Company continues to design and monitor its compensation programs to further ensure that those programs are aligned with these objectives and reflect emerging best practices while at the same time avoiding the encouragement of excessive or unnecessary risk taking.

Key features of the Company’s executive compensation program are:

•A substantial percentage of short-term and long-term incentive compensation is tied to key corporate and individual performance goals established by the Human Resource and Compensation Committee to align the interests of NEOs with those of the Company’s shareholders.

•Compensation criteria are structured so that achievement of corporate and individual goals does not encourage excessive risk-taking through the use of guardrails, which provide a top and bottom metric to monitor performance, and a mix of performance metrics, which reduce the risk associated with any single performance metric.

•Performance-based compensation paid to our executive officers is subject to a “clawback” policy, providing for the return of incentive compensation in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement.

•No tax “gross-ups” resulting from, but not limited to, a change in control, are provided in any employment or other agreement with our NEOs.

•Limited perquisites and personal benefits which are in place only when supporting a demonstrated business purpose. No excessive perquisites are provided to NEOs.

•Change in control provisions in the Company’s and the Bank’s employment agreement and change in control agreements with its NEOs provide for payment of severance benefits only upon termination of employment without cause or voluntarily resignation due to job diminishment in connection with a change in control (a so-called “double-trigger” event).

•Except for certain corporate transactions described in section 4.4 of the 2019 Long-Term Equity Incentive Plan, and reductions of the exercise price of a stock option approved by the Company’s shareholders, neither the Committee nor the Board have the right or authority to make any adjustment or amendment that reduces or would have the effect of reducing the exercise price of a stock option granted under the Plan.

•Our Insider Trading Policy prohibits directors and executive officers, including NEOs, from engaging in any hedging or monetization transactions involving the Company’s securities.

Compensation Program Objectives and Overview. The objective of the Company’s executive compensation programs is to attract, develop and retain executive officers capable of effectively leading the Company and maximizing performance for the benefit of the Company’s stakeholders.

Role of the Human Resource and Compensation Committee. The Committee is composed solely of independent directors of the Company. It is responsible for all policies, practices and governance related to director and executive compensation and oversees the executive compensation program for our NEOs. As part of this responsibility, the Committee, on an annual basis, reviews and approves corporate goals and objectives relevant to executive compensation, and reviews and evaluates the performance of each of the senior executive officers, including the NEOs, in respect to those goals and objectives.  Compensation for the NEOs is reviewed and approved by the Committee during the first quarter of each year based on performance during the prior year and review of peer group comparative information. Base salary is reviewed a second time, typically during the third fiscal quarter, to determine whether an individual’s performance merits a further increase, or to address other competitive changes that occur later in the fiscal year. The Committee administers, and makes grants under, the Company’s equity incentive plans. The Committee meets at least quarterly.

The decisions made regarding senior executive compensation, including NEO compensation, are based primarily upon the Committee’s assessment of each executive’s leadership and operational performance, and his or her potential to contribute to the long-term success and sound operation of the Company and to enhance long-term shareholder value. While the Committee establishes objective performance measures, such as those under the cash bonus incentive plan, it primarily makes subjective assessments of each individual’s performance, rather than solely utilizing rigid formulas or short-term changes in business performance, to determine the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance sustaining and enhancing long-term shareholder value. Key factors affecting the Committee’s subjective assessment of performance include the executive’s performance compared to the financial, leadership, culture, operational, and strategic goals established by the Board of Directors at the beginning of each fiscal year; contribution to the Company’s financial  results, particularly with respect to key metrics such as asset growth, disciplined investment; and organizational excellence to increase shareholder value. Additionally, the Committee assesses each executive’s presence in and commitment to the community.

Role of Executive Officers. Although the Committee is ultimately responsible for designing our executive compensation program, input from the Company’s President and Chief Executive Officer (“CEO”) is critical in ensuring the Committee has appropriate information to make informed decisions. In particular, the CEO attends committee meetings to present data and analysis and to formulate recommendations regarding compensation for executive officers, benefit plans, and promotions. The CEO does not attend portions of Committee meetings during which the performance of the CEO is being evaluated or the compensation of the CEO is being determined.

Role of Compensation Consultant. Periodically, the Committee engages a compensation consultant to review the Company’s compensation programs and provide recommendations. In 2023, the Committee retained Aon McLagan to provide insight on industry compensation trends, including with respect to the cash bonus incentive plan, events within the banking industry during the first two quarters of the year with respect to rising interest rates, and industry compensation trends with respect to the treatment of significant, strategic one-time events impacting net income, and the Committee determined not to engage a compensation consultant in 2024.

The Committee considered the independence of Aon McLagan in light of SEC rules and New York Stock Exchange corporate governance listing standards, and received a report from Aon McLagan addressing the independence of the firm and its consultants, which included the following factors: (1) that no other services were provided to the Company; (2) fees paid by the Company as a percentage of the firm’s total revenue; (3) policies or procedures maintained by the firm that are designed to prevent a conflict of interest; (4) that there were no business or personal relationships between the firm and its consultants and any member of the Committee; (5) any company stock owned by the firm and its consultants; and (6) that there were no business or personal relationships between the Company’s executive officers and the firm and its consultants. The Committee discussed these considerations and concluded that the work performed by Aon McLagan and its consultants involved in the engagement did not raise any conflict of interest and concluded that they were independent Compensation Committee consultants.

Executive Compensation

Benchmark Analysis. The base salaries, short-term and long-term incentives provided to the NEOs are compared to a “benchmark” established using relevant industry compensation surveys and compensation information derived from proxy statements filed by other publicly held companies in the banking industry. The Committee considers the compensation data and financial performance of the financial institutions included in those surveys and filings. For this analysis, the Committee also considers data from its proxy peer group. The 2024 Proxy Peer Group was compiled after the Committee reviewed the recommendations by the compensation consultant in 2020. The Committee concluded to include financial institutions with assets ranging from approximately 50% to 200% of the Company’s asset size, with return on assets, return on average equity and earnings per share similar to or better than the Company’s. The Committee also strived to include peers that had a comparable customer composition and geography. Based upon the Committee’s review and discussion, the 2024 Proxy Peer Group consists of 22 companies with no changes from the prior 3 years. The 2024 Proxy Peer Group is as follows:

1st Constitution Bancorp	Mid Penn Bank
Chemung Canal Trust Company	NorthWest Indiana Bancorp
ChoiceOne Financial Services	Old Second Bancorp
Cordorus Valley	Orrstown Bank

Enterprise Bank & Trust Company	Peoples Financial
Farmers & Merchants Bancorp	Pioneer Bancorp
First Savings Financial	QNB Corp
FNCB Bancorp	The Bank of Greene County
LCNB Corp	The Farmers National Bank of Canfield
Level One Bancorp	Unity Bancorp
Macatawa Bank Corp	Western New England Bancorp

The Committee also reviewed industry compensation data published by Aon McLagan, by both asset size and geographic region. While the 2024 Proxy Peer Group reflected financial institutions that are the most similarly situated to the Company, the Committee believes that it is useful to examine the “best practices” of a broader group of companies, and that multiple sources of compensation data assist the Company in designing pay programs that are both contemporary and relevant. The Aon McLagan compensation survey report for 2024 consisted of thirty (30) financial institutions in economic regions in the United States similar to the Company’s and also segregated by asset size between $1 billion to $4 billion.

Compensation Recovery Policy. The Company’s Incentive Plan Clawback Policy was revised in 2023 to comply with the Securities and Exchange Commission (“SEC”)’s final rule and the New York Stock Exchange (NYSE) American LLC listing standards. The policy provides for the recovery of certain incentive compensation in the event of an accounting restatement and was adopted as a supplement to any other clawback policies or provisions in effect now or in the future at the Company. The amount of incentive-based compensation subject to the policy is the amount of incentive-based compensation received that exceeds the amount of the incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Company’s financial statements without regard to any taxes paid.

Elements of Executive Total Compensation. The following discussion describes the key elements of the Company’s NEO compensation program and the actions taken with respect to each element for 2024. The Committee reviewed the various elements of executive compensation provided by the Company during 2024 with a view toward aligning executive interests with those of the Company’s shareholders and the long-term interests of the Company. The Committee determines the allocation of compensation among base salary, and short-term and long-term incentives by reviewing data from the Company’s Proxy Peer Group (described above), as well as using salary surveys and review of industry trends. The elements of the Company’s NEO compensation program include the following:

Compensation		Fixed/
Element	Description or Purpose	Performance-Based	Short-Long-Term

Base Salary	Attract and retain executives	Fixed	Short-Term

Annual Cash Incentives	Drive performance achievement and create shareholder value	Performance-Based	Short-Term

Equity Incentives	Aligns interests with shareholders and serves as a retention tool through multi-year vesting	Performance-Based	Long-Term

Benefits	Supplemental Retirement and Defined Contribution Plan	Fixed	Long-Term

Other Compensation	Retirement plans and health and welfare benefits on the same basis as other employees. Limited perquisites	Fixed	Short- and Long- Term

1. Base Salary. Base salary is determined by individual factors, such as the employee’s role in the organization, scope and complexity of responsibility of the position, the market value of his or her job, the level of an individual’s expertise in the role and his or her performance in the position, as well as Company performance factors, such as Company financial performance, including earnings per share and growth in net income. Annual individual performance is measured for the CEO through a formal annual review by the Chairman of the Board of Directors and the Chairman of the Human Resource and Compensation Committee.  Their review and recommendations are then shared and discussed with the full board (absent the CEO) prior to making a final determination. For other NEOs, individual performance is reviewed monthly with the CEO. During these monthly meetings, any performance concerns are shared with the executive, and corrective measures (if needed) are outlined. Based on these monthly meetings and the CEO’s evaluation of each individual’s performance, the CEO makes recommendations to the Committee regarding annual adjustments to base salary for each of the other NEOs. In determining base salary, the Committee also considers the level of achievement of corporate strategic and operational objectives established by the Committee as described above under “Compensation Discussion and Analysis – Role of the Human Resource and Compensation Committee.” The Committee also utilizes the compensation surveys and the Proxy Peer Group data as sources of information in determining base salary for Messrs. Nasca and Connerton. The Committee generally targets the 50th to the 75th percentile of the Proxy Peer Group for the base salary of Messrs. Nasca and Connerton.  The base salary of Mr. Pawlak is compared to data from the salary surveys, but not to Proxy Peer Group data due to a lack of comparable data for his position. As a result, Mr. Pawlak’s compensation was generally determined based upon individual performance as compared to annual goals, including the achievement of corporate strategic and operational objectives. For Messrs. Nasca and Connerton, the Committee uses the survey and peer group data as a point of reference and comparison only, for purposes of establishing certain target percentiles, but does not use the data to set a specific level of compensation to be achieved.

For 2024, the Committee approved the following base salary for the NEOs:

Name	2024 Salary	2023 Salary	% Change

David J. Nasca	$605,000	$583,500		3.7%

John B. Connerton	$300,000	$275,000		9.1%

Kenneth D. Pawlak	$285,000	$270,000		5.6%

Mr. Nasca’s salary increase was in relation to his contributions in enterprise leadership, delivering the goals of the Strategic Plan, and the financial performance of the Company. Mr. Connerton’s salary was increased in recognition of his leadership in balance sheet management, company financial performance and overall finance team performance. Mr. Pawlak’s salary increase reflects his leadership in all Company efforts related to growing customers and relationships in addition to effective leadership of the Commercial Banking division and overall company financial performance. The 2024 base salary for Messrs. Nasca, Connerton and Pawlak was 110%, 103% and 86%, respectively, of the weighted average base salary at the 50th percentile, as reported in the 2024 compensation surveys, and 2024 Proxy Peer Group data for Messrs. Nasca and Connerton, utilized by the Committee as described above.

2.Annual Cash Incentive Compensation. The Company’s Excels Performance Incentive Plan (“the Company’s Excels Plan”) is a short-term (annual) cash incentive compensation plan intended to reward performance of officers of the Bank, including the NEOs. The plan is designed to motivate employees to attain desired objectives and to encourage teamwork and collaboration while aligning compensation with overall Company performance. The plan is a key element of the total compensation provided to the NEOs and allows the Company to remain competitive with the market by providing an opportunity for the NEOs to receive significant cash incentives. The design of the plan is intended to ensure that benefits paid to NEOs and other officers are in alignment with both the Company’s strategic plan and the achievement of individual performance goals. The award opportunities are linked to specific target and range of performance results for multiple performance measures and are calculated as a percentage of base salary in effect on the last day of the calendar during the relevant performance period, which runs from January 1st to December 31st. The Company typically makes payments in February of the year immediately following the end of the annual performance period. The following table illustrates the cash incentive opportunity for 2024 that would be payable to each of our NEOs if all individual goals were met at the specified level of performance (assuming no Committee discretionary override).

	Annual Cash Incentive as a % of Base Salary

NEO	Threshold	Target	Stretch

David J. Nasca	11.81%	23.63%	33.75%

John B. Connerton	9.45%	18.90%	27.00%

Kenneth D. Pawlak	9.45%	18.90%	27.00%

The Committee determined these percentages by reviewing proxy peer group and compensation survey data and by aligning incentive levels with the goals of the Company’s Strategic Plan. The Committee shifted the incentive levels down a level for 2024 due to compressed net interest margin caused by the continued high-interest rate environment of 2024. For example, Mr. Nasca’s regular target incentive would have been 33.75% of his base salary if the target goals were achieved. For 2024, the Committee used the threshold incentive level of 23.63% to recognize target goals being met. Mr. Connerton and Mr. Pawlak’s regular target incentive would have been 27.00% of their base salary if target goals were achieved in past years. For 2024, the Committee used the threshold incentive level of 18.90% to recognize target goals being achieved. Thus, reducing the short-term incentive cost while retaining an annual cash incentive to recognize strong expense management and improving performance in the compressed margin environment.

For 2024, the Committee utilized the Company’s annual adjusted net income, on a consolidated basis, as the performance metric for determining the Company’s performance under the Evans Excels Plan for Messrs. Nasca, Connerton and Pawlak. The Committee selected adjusted net income as a performance metric since the Committee believes it provides a reasonable balance between shareholder value and appropriate employee motivation and reward. Adjusted net income is a non-GAAP financial measure and is defined as net income (GAAP) as reported in the Company’s financial statements excluding the short-term cash incentive payment, which is calculated net of any tax impact associated with the short-term cash incentive payment. The goals set for 2024 and the actual results, as derived from GAAP net income, were as follows:

	Threshold	Target	Stretch	Actual

Net Income (GAAP)	$6,557,190	$12,000,000	$13,200,000	$11,954,105
Evans Excels Plan payments	1,095,197	2,191,834	3,172,807	1,798,541
Merger Related Expense	-	-	-	1,673,356
Tax Effect	(284,751)	(569,877)	(824,930)	(902,693)
Adjusted Net Income	$7,367,636	$13,621,957	$15,547,877	$14,523,309

The Committee sets both Company and individual NEO goals each year in reviewing the Board-approved Strategic Plan and aligns Board-approved business targets and associated desired metric results within the calendar year. The Company performance goals for each fiscal year are set in the fourth quarter of the year prior to the annual performance period, and individual performance goals are set in the first quarter of the relevant annual performance period.

The individual performance measures established by the Committee are a combination of financial and operational goals derived from the Company’s Strategic Plan objectives. Each corporate and individual performance measure receives a weighting, which represents its relative importance to the achievement of the particular goals in the Company’s Strategic Plan, and the NEO’s ability to influence these goals. For each individual performance measure, the Committee establishes a “target”, “threshold” and “stretch” standard.

The table below shows the performance measures and relative weightings of the various performance measures utilized for each NEO for 2024. A performance measure requiring an NEO to deliver on a specified Strategic Plan goal will be broken down into several specific goals/action items, and whether the NEO achieves that goal at threshold, target or stretch level (or not at all) will be determined by the Committee based on the extent to which the NEO achieved meaningful results toward those specific goals/action items. Under the terms of the Evans Excels Plan, an individual must be employed by the Company on the payment date to receive payment thereunder.

The Evans Excels Plan allows the Committee to eliminate, adjust or grant an NEO’s incentive payout regardless of the individual or Company performance. Net income met target performance for 2024 as a result of diligent performance efforts by associates and management throughout the year consisting of loan growth, margin improvement, cost containment and client retention.

The total short-term incentive achievement level for each NEO in the 2024 plan year is listed in the table below.

NEO	Total Short Term Incentive Award as Percentage of Base Salary
David J. Nasca	23.63%

John B. Connerton	18.90%

Kenneth D. Pawlak	18.90%

The amounts paid under the plan to each NEO for 2024 are set forth in the Summary Compensation Table that follows this Compensation Discussion and Analysis.

3. Equity Incentives. The Company’s shareholder-approved 2019 Long-Term Equity Incentive Plan (the “2019 Equity Plan”) is designed to provide key employees with a reward opportunity that aligns the interests of the participants with those of the Company’s shareholders by focusing on our Company’s performance over a longer period of time. The types of awards granted under the 2019 Equity Plan include restricted stock units and restricted stock awards. The 2019 Equity Plan both links the size of awards granted to the NEOs to the past performance of the Company and ties the ultimate realizable value of those awards to the future value of the Company’s common stock, thereby aligning the NEOs’ interests with those of the Company’s shareholders, encouraging a balance between growth and prudent risk-taking.

A consistent approach to granting equity on an annual basis exists with grant guidelines and a formal award structure, providing a framework for annual decisions surrounding long term incentive (LTI) awards. The LTI awards align with Company performance, enhance consistency with market practices and allow for efficiency and simplicity of administration. The LTI awards incorporate both time- and performance- vest shares with the total award value split across two weighted categories at the time of grant for the NEO participants. Each participant’s award value is defined as a percentage of salary through a tiered structure shown below.

-Tier 1, CEO, Target Award Level % of Salary: 30%

-Tier 2, Executive Vice President, Target Award Level % of Salary: 25%

-Tier 3, Senior Vice President, Target Award Level % of Salary: 20%

The LTI awards include restricted stock units which have a retentive effect because they vest over a period of time, typically three years from the date of grant. Vesting of the outstanding restricted stock units may be accelerated under certain circumstances, such as the executive’s death, disability or retirement, or if an executive’s employment is terminated in connection with a change in control of the Company. Holders of restricted stock units do not receive dividends if and when dividends are paid on the Company’s common stock during the restrictive period, and do not have voting rights during the restriction period.

The Committee may also grant awards of stock appreciation rights, stock options and restricted stock awards under the 2019 Equity Plan, but it has not historically granted stock appreciation rights and ended the practice of granting stock options and restricted stock awards to NEOs in 2021. Restricted stock awards remain an incentive program for high performing, non-executive leaders within the company.

The Committee believes that the Evans Excels Plan and 2019 Equity Plan together create an appropriate balance between short-term and long-term performance goals and encourage appropriate risk-taking.

The Committee exercises its discretion in determining when to grant equity incentive awards, as well as the size and nature of the awards. Equity awards are typically granted on an annual basis, during the first quarter of the fiscal year, for a forward-looking incentive program with performance and metric-based elements. But may under certain circumstances be granted at other times during the year, for example, in connection with a new hire or a change in position within the Company. Specifically, the Committee reviews the performance of the Company, the number of shares remaining available for issuance under the plan, the market price for the Company’s common stock, and forward-looking performance goals.

The Committee awarded an equity grant to executive officers in March 2023. A target award opportunity was defined as a percentage of salary through a tiered structure based on title. Formal forward-looking performance-based criteria was incorporated while also allowing for some discretion. Both time- and performance- vested shares were utilized with the total award value split across two weighted categories at the time of grant:

a)50% Performance-Vested Units: Units were granted in March 2024 at target with equal weightings across two performance goals. Units become earned and vested contingent on performance over the subsequent 3-year performance period (2024 – 2026). Earned units can range from 0% to 150% of the number granted.

b)50% Time-Vested Restricted Units: Units were discretionarily granted in March 2024 within a range around the defined target level and vest ratably, 33% per year over three years. While the target level of equity is established for each individual, actual awards can range from 75% to 125% of target to modify the program at grant.

The grant utilizes two performance goals: Pre-Tax Pre-Provision Net Income (PTPPNI) and Return on Average Tangible Common Shareholders’ Equity (ROATCE). PTPPNI is measured on an absolute basis which is relative to internal budgets or targets, while ROATCE is a relative goal which is a percentile ranking compared to the Company’s proxy peer group.

During 2024, the Committee approved the following equity awards (for more detail on the awards granted to the Company’s NEOs, see the “Summary Compensation Table” and “Grants of Plan-Based Awards” table below):

•Restricted Units – during 2024, a total of 10,833 shares of restricted units were granted to our NEOs as part of the program detailed above.

The Committee awarded Mr. Nasca and Mr. Connerton, 6,961 and 3,480 additional restricted time-based units also in March 2024 in recognition of their efforts with the divestiture of The Evans Agency in the fall of 2023.

With this additional grant, the total number of restricted units granted to NEOs during 2024, equal 21,274 shares.

4.Supplemental Executive Retirement Plan (“SERP”). Mr. Nasca is the sole participant in the Evans Bank, N.A. Supplemental Executive Retirement Plan for Senior Executives (“Senior Executive SERP”), which increases his retirement benefit above amounts available under the Company’s tax-qualified and other pension programs. The Committee believes that this plan, and the level of benefit that is provided under this plan, is appropriate to promote retention and to recognize and reward long-term service to the Company. The Senior Executive SERP provides a benefit to Mr. Nasca of 35% of his base salary payable for a period of 15 years or the present value of which may be paid in a lump sum. Mr. Nasca has elected a present value lump sum payment. There is a 10-year vesting period with respect to Mr. Nasca’s benefits payable under the Senior Executive SERP which Mr. Nasca has satisfied. The Senior Executive SERP is unfunded and is considered a non-qualified plan for tax purposes.

5.Executive Incentive Retirement Plans. The Company provides certain key executives with a non-qualified retirement plan, the “Executive Incentive Retirement Plan,” which was frozen to new participants as of December 31, 2019 (“Frozen EIRP”). Messrs. Connerton and Pawlak participate in the Frozen EIRP. Mr. Nasca does not participate in the Frozen EIRP. The Frozen EIRP is unfunded and is considered a non-qualified plan for tax purposes. As a frozen plan, new participants may not be added to the plan and participant accounts continue to earn interest at prime plus 100 basis points until a participant’s account is distributed. A new EIRP was adopted, effective on January 1, 2020 (the “New EIRP”), and it implements the same provisions as the Frozen EIRP except for the following enhancements:

•Participant eligibility criteria was increased from a minimum total cash compensation of $100,000 annually to total cash compensation of $150,000.

•A third payout criteria was created. Specifically, the participant is entitled to receive a distribution under the New EIRP upon his or her separation from service after attaining 62 and completing at least 10 years of service with the Company.

•The New EIRP also requires a one year non-compete and non-solicitation for consistency with the current executive severance plan and change in control agreements.

•Payments were adjusted from having both a single lump sum payout or a 15-year equal payment installment option to 2-to-15 year annual equal installments in order to provide the Company with a clawback opportunity in the event the participant fails to comply with the one year non-compete and non-solicitation covenants.

In May 2024, the Committee amended the New EIRP to make the following changes: (i) the non-competition restrictions were removed (however, the non-solicitation restrictions continue to remain in effect), and (ii) all references to The Evans Agency, LLC and Frontier Claim Services, Inc. were deleted.

Messrs. Connerton and Pawlak participate in the New EIRP. Mr. Nasca does not participate in the New EIRP.

6.Perquisites. The Company provides its NEOs with limited perquisites designed to assist the NEOs in being productive and which the Committee believes are reasonable, competitive and consistent with its overall executive compensation program. These perquisites, the aggregate cost of which is disclosed in the “Summary Compensation Table” below, generally include an auto allowance and club memberships, which the Committee believes are important to the NEOs’ development of business relationships, an activity critical to the long-term success of the Company. The Company believes that its perquisites allow the NEOs to carry out their duties more effectively.

Employment Agreement. The Company believes the use of clear and concise employment contracts can be an effective tool to attract and retain senior executives, as well as to protect proprietary information and customer relationships. However, in recent years and consistent with trends in corporate governance, the Committee has been limiting its use of executive employment contracts. Currently, Mr. Nasca is the only NEO covered by an employment contract. Mr. Nasca’s employment agreement is discussed below under “Employment and Change in Control Agreements with our NEOs”.

Post-Termination Compensation. The Company is a party to an employment contract and post-termination compensation programs with its NEOs which provide for certain severance payments, described below under “Potential Payments Upon Termination or Change-in-Control,” if the executive’s employment terminates under certain circumstances. In addition, under the terms of the 2019 Long-Term Equity Incentive Plan, if there is a change in control of the Company followed by a qualifying termination of employment, an executive may be entitled to full acceleration of his or her equity-based compensation, as described above under “Elements of Executive Total Compensation – Equity Incentives.” The Committee believes that these arrangements are important as a recruitment and retention device, as most of the companies with which we compete for executive talent have similar severance protections for their executives. These arrangements may help incentivize the executive to remain with the Company and to assist in any potential change in control transaction, which provides security for the executive and stability for the Company. The Committee attempts to balance protection of its executives upon a change in control with protection of the Company’s interests by making accelerated vesting available upon a change in control only if the executive is involuntarily terminated or voluntarily resigns due to a job diminishment in connection with the change in control (a so-called “double-trigger”). Additionally, the Committee links severance payments to agreements by the executive not to compete with the Company, solicit the Company’s employees or customers, or disclose confidential information.

Mr. Nasca’s employment agreement provides for post-termination compensation, including in connection with a change in control. Furthermore, Mr. Connerton and Mr. Pawlak are party to post-termination compensation including a rolling two-year change in control agreement with the Company. The change in control agreement provides a double-trigger benefit. The change in control agreement is described below under “Employment and Change in Control Agreements with our NEOs.”

For further information on the potential payouts under these arrangements, see “Potential Payments Upon Termination or Change-in-Control” below.

Tax and Accounting Considerations. Section 162(m) of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017 (“TCJA”), generally denies publicly held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the principal executive officer, principal financial officer, and the three other highest paid executive officers during any taxable year of the corporation beginning after December 31, 2016. The Committee has historically attempted to structure its compensation arrangements to achieve deductibility under Section 162(m), unless the benefit of deductibility is considered by the Committee to be outweighed by the need for flexibility or attainment of other objectives. Since compensation objectives may not always be consistent with the requirements for tax deductibility, the Committee may, when it deems appropriate, enter into compensation arrangements under which payments will not be deductible under Section 162(m) of the Code.

Say On Pay. In past years, at our Annual Meeting of Shareholders, the Company has provided shareholders with the opportunity to cast a non-binding advisory vote on executive compensation.

We attempt to maintain a regular dialogue with our major shareholders to discuss various corporate governance topics, including executive compensation that may be of interest to them. These discussions have provided useful guidance for the Committee as it reviews and adopts the various compensation policies and practices affecting our employees, including our NEOs. At our 2024 Annual Meeting of Shareholders, a substantial majority of our shareholders voted to approve the compensation paid to our NEOs, with 96.88% of the votes cast supporting the measure.

In reviewing the Company’s compensation programs and making decisions related to 2024 executive compensation, the Committee evaluated the results concerning the vote on the advisory resolution on executive compensation at that meeting. The Committee will continue to consider shareholder feedback when determining executive compensation.

Risk Assessment. The Committee believes that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In addition, the Committee believes that the mix and design of elements of the Company’s executive compensation program do not encourage management to assume excessive risks and is evidenced through the following:

•Each of the incentive plans establish lines of authority and risk mitigation, and are supported by strong governance, including active oversight by the Committee and the Board of Directors.

•Performance-based compensation paid to our executive officers is subject to a “clawback” policy, providing for the return of incentive compensation in the event of a restatement of our financial statements involving fraud or illegal conduct.

•Equity grants through the 2019 Long-Term Equity Incentive Plan are subject to multi-year vesting and performance-based elements to align interests with shareholders.

•Our Insider Trading Policy prohibits our directors and executive officers, including NEOs, from engaging in any hedging or monetization transactions involving the Company’s securities.

Summary Compensation Table. The following table sets forth the compensation of the Company’s NEOs for the fiscal years ended December 31, 2024, 2023, and 2022. The NEOs identified in the table below are the Company’s Principal Executive Officer, and two other most highly compensated individuals who were serving as executive officers as of December 31, 2024 and met the applicable SEC reporting threshold.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

David J. Nasca	2024	$605,000	$375,013	$-	$142,962	$293,250	$66,111	$1,482,336
President and CEO of the	2023	$579,577	$169,926	$-	$202,825	$17,110	$72,050	$1,041,488
Company and the Bank	2022	$563,327	$164,992	$-	$197,029	$306,674	$67,163	$1,299,185
(principal executive officer)

John B. Connerton	2024	$300,000	$168,703	$-	$56,700	$-	$61,534	$586,937
Treasurer of the	2023	$273,060	$66,615	$-	$76,478	$-	$59,899	$476,052
Company and Executive	2022	$265,097	$64,696	$-	$76,991	$-	$46,626	$453,410
Vice President and CFO of the
Bank (principal financial officer)

Kenneth D. Pawlak	2024	$285,000	$67,487	$-	$53,865	$-	$38,799	$445,151
Executive Vice President and	2023	$264,232	$61,220	$-	$57,591	$-	$37,552	$420,595
Chief Growth Officer of the Bank

(1)Reflects the aggregate fair value of the awards at grant date as determined in accordance with FASB ASC Topic 718 for financial statement reporting purposes. For additional information as to the assumptions made in valuation, see Note 14 to the financial statements filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Amounts shown in the table do not necessarily correspond to the actual value that may be realized by the NEOs.

(2)See “Compensation Discussion and Analysis – Elements of Executive Total Compensation – Short-Term Cash Incentive Compensation” for additional detail.

(3)With respect to Mr. Nasca, includes the aggregate change in the accumulated benefits under the Bank’s Senior Executive SERP.

(4)For 2024, includes: 401(k) matching contributions of $17,249, $14,759, and $14,154 for Mr. Nasca, Mr. Connerton, and Mr. Pawlak respectively; club dues for Mr. Nasca and Mr. Pawlak of $21,338, and $10,190, respectively; the Company’s contribution to the EIRP for Mr. Connerton and Mr. Pawlak of $32,971 and $21,248, respectively; the economic benefit of an endorsement split-dollar life insurance policy held by the Bank; dividends paid on unvested restricted stock awards; and auto allowances for Mr. Nasca, Mr. Connerton, and Mr. Pawlak. Other than the items for which specified dollar amounts were provided, none of the items specified in this footnote (4) exceeded $10,000 for any individual NEO.

Grants of Plan-Based Awards. The following table reflects the terms of the compensation plan-based awards granted to Named Executive Officers in 2024.

Grants of Plan Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (per share) (2)	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold	Target	Stretch

David J. Nasca	3/19/2024	$71,693	$196,931	$256,040	13,053	-	-	$375,013
					-	-	$-	$-
John B. Connerton	3/19/2024	$28,350	$56,700	$81,000	5,872	-	-	$168,703
					-	-	$-	$-
Kenneth D. Pawlak	3/19/2024	$26,933	$53,865	$76,950	2,349	-	-	$67,487

(1)Values reflect possible payouts assuming both Company and individual performance at the specified levels under the Evans Excels Plan.

(2)No options were granted during 2024.

(3)Reflects full grant date fair value in accordance with FASB ASC Topic 718 of the stock granted. For additional information as to the assumptions made in valuation, see Note 14 to the financial statements filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The restricted stock units in 2024 were granted under the Company’s 2019 Long-Term Equity Incentive Plan. 16.5% of the restricted stock units will vest each year on the anniversary of the grant date; 50% of the restricted stock units will vest on the third anniversary of the grant date depending on company performance; both time and performance restricted stock units are subject to acceleration of vesting upon the individual’s death, disability, retirement, or involuntary termination in connection with a change in control. The awards shown in the table above for Messrs. Nasca, Connerton and Pawlak will be fully vested in 2027. No dividends are paid on unvested stock units when and as declared by the Board of Directors.

Employment and Change in Control Agreements with our NEOs

Mr. Nasca is the only NEO with an employment contract. Mr. Connerton and Mr. Pawlak are employed on an “at will” basis but are party to a change in control agreement with the Company.

The material terms of Mr. Nasca’s employment contract are as follows:

David J. Nasca – Employment Agreement, by and among Mr. Nasca, the Company and the Bank, pursuant to which Mr. Nasca serves as the President and Chief Executive Officer of the Company and the Bank. On September 21, 2020, the Committee and Mr. Nasca agreed to a first amendment of Mr. Nasca’s Employment Agreement. With the first amendment, the terms of contract and non-renewal notice were updated. The sub-areas of payments upon an event of termination, disability, death or retirement; notice of termination, post-termination obligations, confidentiality, and source of payments and intended compliance were further clarified from the original agreement. The first amendment stated that Mr. Nasca’s employment period, under the first amendment, began on October 27, 2019 and will continue for a period of thirty-six (36) months, that is until October 27, 2022, unless Mr. Nasca and the Committee agree that the employment period shall end on an earlier date. Also, effective as of October 27, 2022, Mr. Nasca’s employment period will continue on October 27, 2022 for a period of one (1) year and renew daily so that at all times Mr. Nasca has a remaining one (1) year term, except in the case of a non-renewal notice, and the employment period would expire and the employment agreement would terminate on October 27, 2025, unless Mr. Nasca and the Committee agree that the employment period shall end on an earlier date.

Under the first amendment, there are two methods of a non-renewal notice. Under the first method, the Committee may give Mr. Nasca written notice of non-renewal of the employment period for one (1) year term beginning on October 27, 2022 whereby the employment period shall end on the date that is one (1) year after the date of the non-renewal notice. Under the second method, Mr. Nasca may give the Committee written notice of non-renewal of the employment period for one (1) year term beginning on October 27, 2022 whereby the employment period would end on the date that is one (1) year after the date of the non-renewal notice. Both non-renewal notice situations do not render Mr. Nasca eligible in any way for a severance agreement or payment that was clarified in the first amendment and explained below.

Mr. Nasca’s employment agreement provides for an initial base salary, which is adjusted annually by the Board of Directors of Evans Bank, N.A., provided, however, that Mr. Nasca’s annual salary may not be decreased. Mr. Nasca is entitled to participate in all Company and Bank cash and equity incentive programs made available to senior executives, as well as all employee benefit plans, programs, and arrangements for which he qualifies. He is entitled to five weeks paid vacation each year, plus five sick days and customary bank holidays. The Bank provides Mr. Nasca with a monthly automobile allowance of $750 and reimburses him for reasonable club dues and certain other expenses he incurs in the performance of his duties under the agreement.

Within the first amendment, payments to Mr. Nasca upon an event of termination were clarified as stated below:

•Effective through and including October 27, 2022, by the Company or the Bank without “cause” or by Mr. Nasca for “good reason,” or under certain circumstances within two years following a “change in control” of the Company or in the event of his subsequent death, he (or his beneficiaries or estate) will be paid three times the sum of the highest base salary paid to him at any time under the employment agreement plus the average annual non-equity incentive bonus paid to Mr. Nasca in the three years prior to termination. The Company will also continue to provide amounts or benefits payable under applicable benefit plans for 36 months. Mr. Nasca’s change in control benefits may be reduced by the minimum amount necessary to avoid penalties under Section 280G of the Internal Revenue Code;

•If an Event of Termination occurs after October 27, 2022, by the Company or the Bank without “cause” or by Mr. Nasca for “good reason”, he will be paid the sum of the highest base salary paid to him at any time under the employment agreement and the average annual non-equity incentive bonus paid to Mr. Nasca in the three years prior to termination. If the event of termination is made in connection with an involuntary termination of employment or voluntary resignation for “good reason” within two years after a change of control under certain conditions, then Mr. Nasca is paid two times the sum of the highest annual rate of base salary paid to him at any time under the agreement and the average annual incentive bonus paid to him during the three completed calendar years preceding the event of termination with such payment conditioned upon Mr. Nasca signing a general release acceptable to the Company. The Company will also continue to provide amounts or benefits payable under applicable benefit plans for 12 months.

•Termination because of “disability,” (i) Mr. Nasca will be entitled to participate in the short- and long-term disability plans and benefits offered by the Bank to senior executives, including long-term disability income replacement benefits and supplemental retirement benefits under a long-term disability program; and (ii) the Bank will continue to provide Mr. Nasca with certain life and medical insurance benefits under the same cost-sharing arrangement as in effect for active employees until Mr. Nasca’s (A) full-time employment by another employer, (B) attaining age 65, or (C) death.

•Termination by the Company or the Bank for “cause” or by Mr. Nasca other than for “good reason,” Mr. Nasca will not be entitled to payment of any amounts or benefits, other than that portion of his annual salary accrued through the date of termination and any accrued and unpaid vacation.

•An “event of termination” does not mean non-renewal of the employment agreement by the Committee or Mr. Nasca.

The Company’s or the Bank’s obligation to make such payments to Mr. Nasca are conditioned upon this compliance with his obligations of confidentiality, non-competition and non-solicitation set forth in the employment agreement.

John Connerton and Kenneth Pawlak: The terms of post termination compensation for Mr. Connerton and Mr. Pawlak may fall within one of two benefits depending on the conditions of the termination. In no circumstance would Mr. Connerton and Mr. Pawlak be entitled to a payment under a change in control agreement and the Executive Severance Plan. To be entitled for a payment under a Change of Control Agreement, there must be a change in control of the Company followed by a qualifying termination of employment. To be entitled to a payment under the Executive Severance Plan, there must be a qualifying termination of employment and a change in control of the Company has not occurred.

The following is a description of the Change in Control Agreements and Executive Severance Plan.

Change in Control Agreements. The Company entered into a two-year change in control agreement with each of Mr. Connerton and Mr. Pawlak. The agreements provide that in the event of a change in control during the term of the agreement, followed by the executive’s termination without cause or voluntary termination for good reason, the executive would be entitled to: (1) a cash lump sum payment equal to two times the highest rate of gross base salary earned during the prior 12 months; and (2) continued life insurance and non-taxable medical and dental coverage (under the same cost sharing arrangement) substantially comparable to the coverage maintained by the Bank for the person as of his date of termination for 24 months thereafter.

In May 2024, the Committee entered into an amended and restated change in control agreement with Mr. Connerton and Mr. Pawlak. The terms of the Amended Agreements are generally consistent with Messrs. Connerton and Pawlak’s prior change in control agreements except that: (i) the non-competition restrictions were removed (however, the non-solicitation restrictions continue to remain in effect), (ii) the confidentiality provisions were revised, (iii) the definition of good reason was revised, and (iv) in the event of a qualifying termination of employment following a change in control, cash may be paid in lieu of continued insurance benefits in the event such insurance benefits cannot be provided.

Executive Severance Plan. Messrs. Connerton and Pawlak are participants in the Company’s Executive Severance Plan. Under the Executive Severance Plan, a participant (1) whose employment is involuntarily terminated by the Company for reasons other than for cause, as defined in the plan, (2) who is required to move employment more than 35 miles from his or her current place of employment, and who rejects the relocation and terminates employment, or (3) whose aggregate compensation is materially reduced, and who terminates employment, will be eligible for severance payments under the Executive Severance Plan. Under the plan, a participant eligible for benefits would receive 12 months of salary continuance plus the participant’s short-term incentive amount at the target level, pro-rated for the time during the year in which the participant was actively employed by the Company. The severance payments will be made over the 12-month period following termination in accordance with the Company’s regular payroll cycle. In addition, the Company will reimburse eligible participants for up to $5,000 in outplacement services during the 12-month period following termination (payable in a lump sum, in cash). Payments and benefits under the Executive Severance Plan are subject to the participant’s compliance with one-year non-competition and non-solicitation covenants, and an employee will cease to be a participant in this plan if severance benefits are triggered under an employment contract or change in control agreement. In the event Messrs. Connerton and Pawlak are eligible for a payment under the Executive Severance Plan, the executives would not be entitled to a payment under their change in control agreements. Mr. Nasca is not a participant in the Executive Severance Plan.

Potential Payments Upon Termination or Change-in-Control. The following table shows the potential incremental value transfer to each remaining 2024 NEO under various termination or change-in-control scenarios as of December 31, 2024, the last business day of fiscal 2024. Unvested, unexercised stock options and unvested restricted stock awards are valued at the closing market price of the Company’s common stock on that date. The actual amounts to be paid out can only be determined at the time of such NEO’s separation from the Company. The amounts shown in the following table do not take into account any reductions that may be required in order to avoid penalties under Section 280G of the Internal Revenue Code.

Event	David Nasca	John Connerton	Kenneth Pawlak

Retirement or Voluntary Termination Without "Good Reason" (1)	$2,376,586	$274,429	$103,231
Termination for "Cause" (1)	$2,376,586	$274,429	$103,231
Termination Without "Cause" or for "Good Reason" (2)(5)	$3,898,227	$631,129	$465,181
"Change in Control" Termination (3)(5)	$4,954,783	$1,407,198	$959,420
Death (4)(5)	$4,616,916	$1,292,892	$924,267
Disability (6)	$3,478,214	$807,198	$389,420

(1)With respect to Mr. Nasca, reflects Senior Executive SERP actuarial present value of accumulated benefit obligation as of 12/31/24.

  With respect to Mr. Connerton, reflects Defined Benefit Pension Plan (“Pension Plan”) actuarial present value of the accumulated benefit obligation as of 12/31/2024 and actuarial present value under the Executive Incentive Retirement Plan (“EIRP”) based on current vested benefit.

(2)With respect to Mr. Nasca, reflects (a) lump sum employment contract payout, (b) estimated value of healthcare benefits for 36 months, and (c) Senior Executive SERP actuarial present value of the accumulated benefit obligation as of 12/31/2024.

  With respect to Mr. Connerton, reflects (a) lump sum Executive Severance Plan payout, (b) Pension Plan actuarial present value of the accumulated benefit obligation as of 12/31/2024 and (c) EIRP actuarial present value of the accumulated benefit obligation as of 12/31/2024 based on current vested benefit.

  With respect to Mr. Pawlak, reflects (a) lump sum Executive Severance Plan payout, (b) EIRP actuarial present value of the accumulated benefit obligation as of 12/31/2024 based on current vested benefit.

(3)With respect to Mr. Nasca, reflects (a) lump sum employment contract payout, (b) estimated value of healthcare benefits for 36 months, (c) Senior Executive SERP actuarial calculated as the projected benefit obligation and (d) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

  With respect to Mr. Connerton, reflects (a) lump sum change in control agreement payout, (b) EIRP payout, including the present value of expected benefits through age 65, (c) Pension Plan actuarial present value of the accumulated benefit obligation as of 12/31/2024 and (d) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

  With respect to Mr. Pawlak, (a) lump sum change in control agreement payout, (b) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

(4)With respect to Mr. Nasca, reflects (a) Executive Life Insurance Plan lump sum death benefit, (b) estimated value of healthcare benefits for 24 months, (c) Senior Executive SERP lump sum payout calculated as the accumulated benefit obligation, and (d) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

  With respect to Mr. Connerton, reflects (a) Executive Life Insurance Plan lump sum death benefit, (b) EIRP actuarial present value of the accumulated benefit obligation as of 12/31/2024 based on current vested benefit, (c) Pension Plan actuarial present value of the accumulated benefit obligation as of 12/31/2024 and (d) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

  With respect to Mr. Pawlak, (a) Executive Life Insurance Plan lump sum death benefit, (b) EIRP actuarial present value of the accumulated benefit obligation as of 12/31/2024 based on current vested benefit, and (c) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

(5)Payment may be postponed for a six-month period to avoid application of Section 409A of the Internal Revenue Code.

(6)With respect to Mr. Nasca, reflects (a) estimated value of healthcare benefits for 24 months, (b) Senior Executive SERP lump sum payout calculated as the benefit obligation, and (c) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

  With respect to Mr. Connerton, reflects (a) EIRP actuarial present value of the accumulated benefit obligation as of 12/31/2024 based on current vested benefit, (b) Pension Plan actuarial present value of the accumulated benefit obligation as of 12/31/2024, and (c) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

  With respect to Mr. Pawlak, reflects (a) EIRP actuarial present value of the accumulated benefit obligation as of 12/31/2024 based on current vested benefit, and (b) value of stock awards and option awards that provide for accelerated vesting upon termination for the stated reason.

All post-termination payments under Mr. Nasca’s employment contract are linked to two-year confidentiality, non-competition and non-solicitation obligations. Payments under the change in control agreements with Mr. Connerton and Mr. Pawlak are linked to one-year confidentiality, and non-solicitation obligations. The events that constitute “cause,” “good reason,” “disability” and “change in control” are described in the employment contract or change in control agreement with each NEO. Accelerated vesting of stock options, restricted stock awards and restricted stock units assumes the awards are not converted into comparable awards with respect to voting securities of the surviving or acquiring entity upon a change in control of the Company, in accordance with the terms of the 2019 Long-Term Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End. The following table provides information about unexercised stock options and unvested restricted stock outstanding for the Named Executive Officers as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (#) (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (1) (2)	Market Value of Shares or Units of Stock that Have Not Vested (3)

David J. Nasca	2,498	1,323	$39.06	11/16/2031	13,053	$565,195
	4,540	2,421	25.51	11/17/2030	3,990	172,767
	3,376	-	36.12	4/15/2029	2,824	122,279
	4,520	-	45.20	3/20/2028	793	34,337
	1,909	-	39.50	3/22/2027	970	42,001
	2,692	-	25.00	3/16/2026	-	-
	1,434	-	24.72	3/17/2025	-	-
		-			-	-
		-			-	-

John B. Connerton
	-	518	$39.06	11/16/2031	5,872	$254,258
	-	936	25.51	11/17/2030	1,564	67,721
	1,640	-	45.20	3/20/2028	1,107	47,933
	-	-			310	13,423
	-	-			376	16,281
	-	-			-	-
	-	-			-	-
	-	-			-	-

Kenneth D. Pawlak
	1,402	468	$39.06	11/16/2031	2,349	$101,712
	3,376	844	25.51	11/17/2030	1,438	62,265
	2,280	-	36.12	4/15/2029	1,000	43,300
	1,310	-	45.20	3/21/2028	280	12,124
					338	14,635

(1)The unexercisable options with the following expiration dates and the related unvested restricted shares will vest as indicated below:

Expiration Date	Vesting Schedule
11/17/2030	20% on November 17, 2025
11/16/2031	25% on November 16, 2025

(2)Restricted units with no related option expiration date will vest 33% each on March 15, 2024, and 2025; March 21, 2024, 2025, and 2026; March 19, 2025, 2026, and 2027. Restricted performance units with no related option expiration date will vest 100% each on March 15, 2025, March 21, 2026, and March 19, 2027.

(3)The market value of stock awards was computed by multiplying the closing market price of the Company’s common stock on December 31, 2024

Policies and Practices Related to the Grant of Certain Equity Awards

We have not granted stock options or similar awards as part of our equity compensation programs since 2021 and we did not grant any stock options for the fiscal years ended December 31, 2024, 2023 and 2022. If stock options or similar awards are granted in the future, our policy is to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates. In addition, it is our policy to not grant stock options or similar awards at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. These restrictions do not apply to restricted stock awards or other types of equity awards that do not include an exercise price related to the market price of our common stock on the date of grant.

Option Exercises and Stock Vested. The following table provides information about option exercises and the vesting of restricted stock during 2024 for the Named Executive Officers.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
David J. Nasca	27,637	$378,338	3,266	$121,402
John B. Connerton	9,316	$112,072	1,276	$47,399
Kenneth D. Pawlak	-	$-	1,154	$42,835

(1)Calculated by multiplying the closing market price of the Company’s common stock on the vesting date by the number of shares vested.

Pension Benefits. The following table sets forth the present value of the accumulated pension benefits for the Named Executive Officers as of fiscal year-end 2024.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (1)	Payments During Last Fiscal Year
David J. Nasca	Senior Executive SERP	18	$2,376,586	$-

John B. Connerton	Defined Benefit Plan	21	$39,549	$-

(1)The assumptions used to calculate the present value of accumulated benefits are set forth in Note 13 to the Consolidated Financial Statements of the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The following describes the material factors necessary to understand the pension benefits that are provided to the Named Executive Officers under the Bank’s defined benefit pension and supplemental executive retirement plans.

Defined Benefit Pension Plan (Frozen). The Bank maintains a tax-qualified defined benefit pension plan (the “Pension Plan”) for all eligible employees, including employees of its subsidiaries, and Mr. Connerton is the only NEO that is a participant in the Pension Plan. Effective January 31, 2008, the Pension Plan was frozen. All participants vested immediately in the Pension Plan at their then-present number of years of service, regardless of whether an employee had attained greater than five years of service on January 31, 2008. All benefits that eligible participants accrued in the Pension Plan prior to January 31, 2008 will be retained, but no additional benefits have accrued under the Pension Plan since that date. Employees will be eligible to receive accrued benefits at normal retirement age.

Upon retirement at age 65, vested participants are entitled to receive a monthly benefit. The following table indicates the annual retirement benefit that would be payable under the Pension Plan, upon retirement at age 65 in fiscal year 2024, expressed in the form of a single life annuity for the average annual earnings and years of credited service. The benefits listed below are not subject to deduction for Social Security or other offset amounts.

	Years of Service at Normal Retirement
Final Average Compensation	10	20	30	40

$30,000	$3,000	$6,000	$9,000	$9,000
50,000	5,000	10,000	15,000	15,000
100,000	10,000	20,000	30,000	30,000
150,000	15,000	30,000	45,000	45,000
220,000	22,000	44,000	66,000	66,000

Pension Benefit Formula: 1% of compensation times years of service, subject to a maximum of 30 years of service.

A participant is eligible for early retirement under the Pension Plan if the participant retires before normal retirement age but after attaining age 59 and completing 5 years of service. An early retirement benefit is reduced 1/15th per year for each year that the benefit commences prior to normal retirement age. Mr. Connerton (age 57) is not eligible for early retirement.

Benefits under the Pension Plan are funded by an irrevocable, tax-exempt trust. The Pension Plan benefits of all participants, including those benefits of NEOs, are payable from the assets held by the tax-exempt trust.

Supplemental Executive Retirement Plan. Mr. Nasca is the only participant in the Senior Executive SERP. The Senior Executive SERP is available to senior executives deemed eligible by the Committee in its sole discretion. A participant is generally entitled to receive a benefit under the Senior Executive SERP upon a termination of employment, other than for “cause,” after the participant has completed 10 full calendar years of service with the Bank. No benefit is payable under the Senior Executive SERP if the participant’s employment is terminated for “cause” or if the participant voluntarily terminates before completing 10 full calendar years of service with the Bank.  In addition, the payment of benefits under the Senior Executive SERP is conditioned upon certain agreements of the participant related to confidentiality, cooperation, non-competition, and non-solicitation. A participant will be entitled to a retirement benefit under the Senior Executive SERP if his or her employment with the Bank terminates other than for “cause” on or after the date the participant attains age 65. The “accrued benefit” is based on a percentage of the participant’s final average earnings (defined as salary and annual short-term cash incentive bonus, including the amount of any salary deferrals into the Company’s 401(k) and employee benefit plans), which is determined based upon the participant’s total annual compensation over the highest consecutive five calendar years of the participant’s employment with the Bank, accrued over the participant’s “required benefit service”. Mr. Nasca’s benefit percentage is 35% and his required benefit service is 15 years. Mr. Nasca is currently eligible for a retirement benefit under the Senior Executive SERP.

Upon a participant’s death while employed by the Bank, the participant’s designated beneficiary will be entitled to a cash lump sum equal to the present value of the participant’s “accrued benefit”, without any reduction for early retirement. If a participant’s employment with the Bank terminates by reason of “disability”, the participant is entitled to a benefit to be calculated as if he or she had attained age 65 immediately before the disability and assuming his or her base salary had increased 3% each calendar year, then discounted to the lump sum present value as of the date of disability, and paid as a cash lump sum. If a participant’s employment is terminated without “cause” or the participant terminates with “good reason” (as defined in Internal Revenue Code Section 409A) within 24 months following a “change in control”, the participant is entitled to a benefit to be calculated as if he or she had attained age 65 immediately before termination and assuming his or her base salary had increased 3% each calendar year, then discounted to the lump sum present value and paid as a cash lump sum.

Executive Life Insurance Plan. The Company provides an endorsement split-dollar benefit to certain officers and directors in connection with bank-owned life insurance maintained by the Bank. This benefit does not carry into retirement. The benefit for all non-employee directors is in the amount of $200,000. The amount of the benefit for NEOs is 2.0 times base salary. For 2024, the amount of the benefits for each of Messrs. Nasca, Connerton and Pawlak was $1,210,000, $600,000 and $570,000, respectively. The participant annually pays income tax on the imputed value of annual term life insurance premiums.

Employee Savings Plan. The Bank also maintains a tax-qualified 401(k) salary deferral plan to assist employees, including employees of its subsidiaries, in saving for retirement. All employees are eligible to participate on the first of the month following 30 days of employment. Eligible employees can contribute up to the maximum amount allowable under the Internal Revenue Code.

For 2024, all employees, including the NEOs, received a 100% match from the Company on contributions up to 5% of base salary. This was reduced from a 6% maximum employer match prior to 2024. Employees are fully vested in these employer contributions after six years of service. Matching contributions credited to the accounts of NEOs are included in the “Summary Compensation Table,” above, under “All Other Compensation.”

Individual account earnings will depend on the performance of the particular funds in which the participant invests. Specific guidelines govern adjustments to contribution levels, investment decisions and withdrawals from the plan. The benefit is paid as an annuity unless the employee elects one of the optional forms of payment available under the plan.

Non-Qualified Deferred Compensation. The following table sets forth information for the Company’s Non-Qualified Deferred Compensation Plan for fiscal 2024:

Name	Executive Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
John B. Connerton	$-	$659	$-	$7,096

The Company does not make contributions to the Non-Qualified Deferred Compensation Plan. The amount reported in the “Aggregate Balance at Last Fiscal Year End” column of this table for Mr. Connerton is reported as compensation in the Company’s Summary Compensation Table for previous fiscal year. Mr. Connerton did not contribute to this plan in fiscal 2024. Mr. Nasca does not participate in the Non-Qualified Deferred Compensation Plan.

The Deferred Compensation Plan allows NEOs to elect to defer 1% to 100% of their base salary until retirement or termination of service. Amounts deferred under the Deferred Compensation Plan are credited with interest at the prevailing prime rate, plus 100 basis points.

NEOs are immediately 100% vested in their account balance under the Non-Qualified Deferred Compensation Plan, including credited interest. NEOs may choose from a 5-, 10- or 15-year payment plan or lump sum payment option. In 2016, the Non-Qualified Deferred Compensation Plan was frozen to all new entrants. Mr. Connerton, who was a participant in the Non-Qualified Deferred Compensation Plan when it was frozen to new entrants, is permitted to continue his participation in the plan, and Mr. Nasca is eligible to participate in the plan but has not elected a deferral. Any future NEOs will be eligible to participate in this plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

All equity compensation plans maintained by the Company were approved by the Company’s shareholders. Shown below is certain information as of December 31, 2024 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Equity Compensation Plans Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Evans Bancorp, Inc. 2019 Long-Term Equity Incentive Plan	22,422	$30.77	157,236
Evans Bancorp, Inc. 2009 Long-Term Equity Incentive Plan	54,081	$37.33	-
Total	76,503	$35.41	157,236

(1)This column excludes shares reflected under the column “Number of Securities to be issued upon exercise of outstanding options.”

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined under the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to our securities. Except as indicated in the footnotes to this table, the persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned. The number of shares beneficially owned by each person as of February 24, 2025 includes shares of common stock that such person has the right to acquire on or within 60 days after February 24, 2025 upon the exercise of vested stock options and also includes shares of restricted stock that are subject to forfeiture and transfer restrictions until the vesting date thereof. For each person or group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person, calculated as described in the previous sentence, by the sum of the 5,567,833 shares of common stock outstanding on February 24, 2025 plus the number of shares of common stock that such person or group has the right to acquire on or within 60 days after February 24, 2025. Beneficial ownership representing less than one percent is denoted with an asterisk “*”.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Directors, Director Nominees and Officers
Michael A. Battle	4,452	*
John B. Connerton (1)	22,227	*
Dawn DePerrior	2,001	*
Robert A. James	1,227	*
Jody L. Lomeo	5,978	*
Kimberley A. Minkel	3,903	*
David J. Nasca (2)	129,144	2.31%
Christina P. Orsi	3,843	*
Kenneth D. Pawlak (3)	15,732	*

David R. Pfalzgraf, Jr.	5,540	*
Michael J. Rogers	7,995	*
Nora B. Sullivan	6,107	*
Thomas H. Waring, Jr. (4)	17,956	*
Lee C. Wortham	20,538	*
Directors, director nominees and executive officers as a group; 14 persons (5)	246,643	4.40%

PL Capital Advisors, LLC (6)	611,759	11.00%
750 Eleventh Street South, Suite 202, Naples, FL 34102

(1)Includes 3,094 shares that Mr. Connerton may acquire by exercise of options exercisable on February 24, 2025 or within 60 days thereafter and 9,229 shares of restricted stock that are subject to forfeiture and transfer restrictions until the vesting date thereof.

(2)Includes 2,344 shares owned jointly by Mr. Nasca and his wife, 552 shares owned by Mr. Nasca’s children, 24,713 shares that Mr. Nasca may acquire by exercise of options exercisable on February 24, 2025 or within 60 days thereafter and 21,630 shares of restricted stock that are subject to forfeiture and transfer restrictions until the vesting date thereof.

(3)Includes 9,680 shares that Mr. Pawlak may acquire by exercise of options exercisable on February 24, 2025 or within 60 days thereafter and 5,405 shares of restricted stock that are subject to forfeiture and transfer restrictions until the vesting date thereof.

(4)Includes 1,321 shares held by Mr. Waring’s wife.

(5)Includes 37,487 shares that such persons may acquire by exercise of options exercisable on February 24, 2025 or within 60 days thereafter.

(6)Based on a Form 4 filed with the SEC on July 24, 2024 on behalf of PL Capital Advisors, LLC, Richard J. Lashley, a managing member of PL Capital Advisors, and John W. Palmer, a managing member of PL Capital Advisors. PL Capital Advisors, Richard J. Lashley, and John W. Palmer reported beneficial ownership of 611,759 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company’s written policies and procedures with respect to transactions with related persons require the review and approval or ratification by the Audit Committee for any transaction in which the Company will be a participant and any related person has or will have a material interest (direct or indirect), other than transactions involving less than $5,000 when aggregated with all similar transactions. Related persons include the Company’s directors, director nominees and executive officers and their immediate family members, as well as persons owning more than 5% of the Company’s common stock and any immediate family member of such shareholder.

Under the Company’s Related Person Transaction Policy, a related person transaction may be consummated or continue if the Audit Committee has approved or ratified the transaction in accordance with the following guidelines: in considering whether to approve or ratify related person transactions, the Audit Committee will take into account, among other factors, (i) whether the related person transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; (ii) whether the related person transaction has been reviewed and approved by the Company’s subsidiary banking institution in accordance with Federal Reserve Regulation O and the process and procedure established by such subsidiary banking institution to ensure compliance with Regulation O; (iii) whether the related person transaction is approved by the disinterested members of the Board of Directors; and (iv) whether the related person transaction involves compensation approved by the Company’s Human Resource and Compensation Committee.

The Audit Committee meets annually with management to discuss and review related person transactions for the current calendar year and the two previous calendar years, including the proposed aggregate value of such transactions. After review and discussion, the Audit Committee will determine, based on the above guidelines, whether to approve or ratify each related person transaction, and at each subsequently scheduled meeting, management will update the Audit Committee, as necessary, as to any material change to previously approved related person transactions and any proposed related person transactions.

The Bank has had, and in the future expects to have, banking and fiduciary transactions with directors and executive officers of the Company and some of their affiliates. All such transactions have been in the ordinary course of business and on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with unrelated third parties, and do not involve more than a normal risk of collectivity or present other unfavorable features.

Director Independence

Information regarding director independence is set forth above under “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Crowe LLP served as the Company’s independent registered public accounting firm and conducted the audit of the Company’s consolidated financial statements for the year ending December 31, 2024.

Fees Billed by Crowe LLP. The following table shows the fees that Crowe LLP billed the Company for audit and other services provided for fiscal years 2024 and 2023. Audit fees consist of professional services rendered for the audit of the Company’s annual consolidated financial statements and internal control over financial reporting, review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings, including SEC filings or engagements for fiscal years 2024 and 2023.

	2024	2023
Audit Fees	$627,111	$486,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	16,935
Total	$627,111	$502,935

All fees listed in the table above were pre-approved by the Company’s Audit Committee under the pre-approval policy described below.

The Audit Committee’s pre-approval policy details the types of audit, audit-related, tax and other services that have the general pre-approval of the Audit Committee, and the cost limits for those services. Unless a type of service to be provided by the independent auditors has received general pre-approval, it requires specific pre-approval by the Audit Committee. Also, any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedules

Exhibits

23.1	Independent Registered Public Accounting Firm’s Consent from Crowe LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350 Chapter 63 of Title 18, United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS BANCORP, INC.

Dated:	March 27, 2025	By:	/s/ David J. Nasca
David J. Nasca
President and Chief Executive Officer